Form 10-Q
period 1995-03-31
ALTERA CORP
filed 1995-05-11
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                 Yes   X                                     No
                     _____                                      _____


  Number of shares of common stock outstanding at March 31, 1995:  21,599,083

                               ALTERA CORPORATION





                                   FORM 10-Q


                             FOR THE QUARTER ENDED


                                 MARCH 31, 1995





                                     PART I


                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                 March 31,        Dec. 31,
                                                                   1995             1994
                                                                 ---------        --------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash, cash equivalents                                          $  57,445        $  41,639
  Short-term investments                                             50,710           50,955

    Total cash, cash equivalents, and                              --------         --------
      short-term investments                                        108,155           92,594
  Accounts receivable, less allowance
    for doubtful accounts of $769 and $727                           43,904           31,662
  Inventories                                                        37,403           38,477
  Deferred income taxes                                              12,365           12,365
  Other current assets                                                3,383            2,244
                                                                   --------         --------
    Total current assets                                            205,210          177,342

Property and equipment, net                                          21,187           18,212
Investments                                                          17,650           18,328
                                                                   --------         --------
                                                                   $244,047         $213,882
                                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $14,115          $11,313
  Accrued liabilities                                                40,267           34,573
  Accrued compensation                                                5,444            8,631
  Income taxes payable                                                9,294            1,346
                                                                   --------         --------
    Total current liabilities                                        69,120           55,863
                                                                   --------         --------

Shareholders' equity:
  Common stock; no par value:  40,000,000
    shares authorized, 21,599,083 and 21,487,814
    shares issued and outstanding                                    74,957           73,146
  Retained earnings                                                  99,970           84,873
                                                                   --------         --------
                                                                    174,927          158,019
                                                                   --------         --------
                                                                   $244,047         $213,882
                                                                   ========         ========

                               ALTERA CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                       1995              1994
                                                                     ---------         ---------
Sales                                                                 $75,038           $43,510
Costs and expenses:                                                   -------           -------
   Cost of sales                                                       30,051            16,979
   Research and development                                             6,586             4,732
   Selling, general, and administrative                                15,382             9,909
                                                                      -------           -------
     Total operating expenses                                          52,019            31,620
                                                                      -------           -------
Operating income                                                       23,019            11,890
Interest and other income                                                 945               265
                                                                      -------           -------
Income before taxes                                                    23,964            12,155

Provision for income taxes                                              8,867             4,498
                                                                      -------           -------
Net income                                                            $15,097           $ 7,657
                                                                      =======           =======
Net income per share                                                  $  0.67           $  0.36
                                                                      =======           =======
Shares and equivalents used in
  calculation of net income per share                                  22,531            21,388
                                                                      =======           =======

                               ALTERA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED
                                                              --------------------------------
                                                              March 31,              March 31,
                                                                1995                   1994
                                                              ---------              ---------
Cash flows from operating activities:
  Net income                                                   $15,097                 $7,657
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                2,666                  2,293

    Changes in assets and liabilities:
      Accounts receivable, net                                 (12,242)                (2,684)
      Inventories                                                1,074                   (271)
      Other current assets                                      (1,139)                   254
      Accounts payable                                           2,802                  1,142
      Accrued liabilities                                        6,011                  1,178
      Accrued compensation                                      (3,187)                (2,617)
      Income taxes payable                                       7,948                  2,923
                                                               -------                -------
Cash provided by operating activities                           19,030                  9,875
                                                               -------                -------
Cash flows from investing activities:
  Purchases of property and equipment                           (5,280)                (1,522)
  Net change in short term investments                             245                 (8,350)
                                                               -------                -------
Cash used for investing activities                              (5,035)                (9,872)
                                                               -------                -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                     1,811                  1,870
                                                               -------                -------
Net increase in cash and cash equivalents                       15,806                  1,873
Cash and cash equivalents at beginning of period                41,639                 16,832
                                                               -------                -------
Cash and cash equivalents at end of period                     $57,445                $18,705
                                                               =======                =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                    $910                 $1,500

                               ALTERA CORPORATION


                         NOTES TO FINANCIAL INFORMATION
                                  (Unaudited)


Note 1 - Interim Statements:

In the opinion of the Company, the accompanying unaudited financial data contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994. Results for the interim period presented are not necessarily indicative of results for the entire year.


Note 2 - Balance Sheet Detail:
.

                                                                             (In Thousands)
                                                                   Mar. 31,                 Dec. 31,
                                                                     1995                     1994
                                                                  -----------             -----------
                                                                  (Unaudited)
Inventories:
  Purchased parts and raw materials                                 $  2,312               $    2,185
  Work-in-process                                                     20,893                   22,230
  Finished goods                                                      14,198                   14,062
                                                                     -------                  -------
                                                                     $37,403                  $38,477
                                                                     =======                  =======
Property and equipment:
  Equipment                                                          $46,626                  $43,284
  Office furniture and equipment                                       4,412                    4,124
  Leasehold improvements                                               3,170                    2,852
                                                                      ------                   ------
                                                                      54,208                   50,260
  Less accumulated depreciation and
    amortization                                                     (33,021)                 (32,048)
                                                                      ------                   ------
                                                                     $21,187                  $18,212
                                                                      ======                   ======



Note 3 - Net income per Share:

Income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the assumed net shares issuable upon the exercise of dilutive stock options using the treasury stock method.

Note 4 - Subsequent Event:

The Company has announced a 2-for-1 split of its outstanding Common Stock. The Record Date for the split is May 10, 1995, and the Payment Date is May 31, 1995, both subject to adjustment at the discretion of the Company. Effective on the Record Date, the number of authorized shares of the Company's Common Stock will increase from 40,000,000 to 80,000,000.

                               ALTERA CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. First quarter 1995 sales of $75.0 million were 72% higher than the $43.5 million reported for the same period last year, and were up 27% from fourth quarter 1994 sales of $59.2 million. Sales were higher than the first quarter of 1994 primarily as a result of higher sales of the Company's MAX 7000 and FLEX 8000 product lines, as well as sales of products acquired from Intel on October 1, 1994, including the Classic and FLEXlogic (now called FLASHlogic) product lines. As compared to the same period last year, revenues increased in all geographic areas with a 73% improvement in North America, and a 72% improvement internationally. International sales growth over the last year has been balanced amongst the geographic regions with Europe and Asia generating comparable growth. Compared to last quarter, MAX 7000 sales increased 29% and FLEX 8000 increased 20%. Sales of the Company's Classic family increased 46% driven by the business purchased from Intel. By region, the highest percentage growth rates from prior quarter occurred in Europe.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also increase pricing pressure and compete for overall unit sales. Historically, the Company has responded to these pressures with the introduction of new, higher margin products. The Company introduced the FLEX 8000 line of products in early 1993. In order to generate customer acceptance of this product, and to stimulate selling activity, the Company significantly reduced prices on this product line in 1994. Although the Company has taken actions to reduce the manufacturing cost of the family, margins are still lower than Company's margins on average. The Company anticipates that the FLEX 8000 family will constitute a proportionately higher share of revenues in future quarters, and unless continued efforts to reduce manufacturing costs are successful, the increased sales will reduce margins for the Company as a whole. There can be no assurance that the FLEX 8000 family, or other new products will be successful in securing broad market acceptance or achieving higher margins, or that the average selling price decline on existing products will not accelerate.

         In general, economic conditions in many of the end markets that use the Company's products have been favorable in recent quarters. The favorable economic climate has been a positive factor in stimulating demand for the Company's products. There can be no assurance that general economic conditions will continue to improve, or that they will not deteriorate. The Company's business prospects in the next several quarters will depend, in part, on worldwide economic conditions, and may weaken due to the factors discussed above. Altera's sales history cannot be used to predict future results.

         Gross Margin.    In dollar terms, gross margin for the first quarter
was $45.0 million, an increase from $26.5 million in the same period last year and also an improvement from the $35.6 million recorded in the fourth quarter of 1994. Gross margin as a percentage of sales in the first quarter was 60.0%, compared to 61.0% in the year earlier quarter and 60.1% in the fourth quarter of 1994. The degradation in margin percentage as compared to the year earlier period resulted primarily from lower prices to end customers and higher costs for purchased silicon wafers. The majority of the Company's silicon wafers are purchased in Yen, and the appreciation of the Yen versus the Dollar has resulted in higher costs to the Company. Although measures to reduce other costs have achieved success in the last year, the cost reductions have not been sufficient to fully counter the effects of lower selling prices and higher silicon wafer costs. Moreover, the Yen continued to gain strength late in the quarter. At the current exchange rate, the recent rise in the value of the Yen is expected to have an even greater adverse impact on the Company's margins in forthcoming quarters.

         The degradation in margin percentage of 0.1 points compared to last quarter resulted primarily from lower manufacturing yields which were only partially offset by improved scale economies on higher manufacturing volumes. Yields on the MAX 7000 and FLEX 8000 lines of products have decreased as compared to quarter four of 1994. The Company continues to spend significant research and development resources improving production yields on its products to commercially acceptable levels. However, there can be no guarantee that yield problems the Company is presently experiencing will abate, or that yields will not deteriorate even further in the future. Also, even if the Company is successful in improving yields in the short term, there can be no assurance that they will not deteriorate again in the future, or that the need to improve product yields might not recur with existing or new products or fabrication processes. The Company recently began obtaining wafers from Taiwan Semiconductor Manufacturing Corporation (TSMC) of Taiwan and is now commencing commercial volume production at this vendor. Management is hopeful that TSMC's aggressive manufacturing processes will enable the Company to lower its costs, particularly on the FLEX 8000 family, as mentioned above. However, there can be no assurances that these cost reductions will be achieved. Start-up difficulties often occur when beginning production of products on new processes, and these difficulties could potentially result in higher costs and reduced product availability. Management also expects to introduce products in the future using other process technologies new to the Company. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products and recently experienced long lead times from vendors on some of its newer products. Long vendor lead times impair the Company's ability to respond to rapidly changing market conditions. Many other uncertainties exist that could adversely impact future margins, including deterioration of production yields, delays in new product availability, shortages from other suppliers, or lack of market acceptance of new products.

         Research and Development. Research and development expenditures were $6.6 million, or $1.9 million higher than the quarter ended a year ago, and approximately equal to the prior quarter's expenditures of $6.5 million (excluding the fourth quarter 1994 research and development in process charge of $23.7 million associated with the purchase of the PLD product line from Intel). The increase as compared to the previous year is the result of higher expenditures on prototype and development wafers, especially for the MAX 9000 family of products announced by the Company in September of 1994. Additional increases in research and development spending included process development costs and greater development software efforts. Management of the Company expects to continue investing significant research and development efforts into the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance or that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. First quarter selling, general, and administrative expenses of $15.4 million increased $5.5 million from a year ago, and $2.2 million from the prior quarter. The increase as compared to the prior year was due to increased commission and incentive expenses (on the increased sales volume), increased advertising and promotional expenditures, increased field sales, and marketing and administrative headcounts. As a percentage of revenue, first quarter selling, general and administrative expenses at 20.5% were down from both of the referenced quarters.

         The Company uses three methods to market its products: direct sales to electronics manufacturers via independent sales representatives, sales through licensed domestic and foreign distributors, and direct sales to customers by Altera sales department personnel. The Company has twelve U.S. and eight international sales offices. Approximately seventy-five percent of the Company's worldwide sales are made through distributors. As a percent of revenue, selling expenses were lower than they were in the prior quarter and in the quarter ended one year ago.

         Operating Income. First quarter 1995 operating income ($23.0 million) represented 31% of sales in the quarter, and was considerably higher than both the first quarter of 1994 and the most recent prior quarter on a percentage of revenue basis. This improvement is attributed to the growth in revenues, which have grown faster than operating expenses.

         Interest and Other Income. Interest income improved over last quarter and prior year as a result of increased cash balances.

         Income Taxes. The Company's provision for income taxes was 37%, consistent with the first quarter of 1994. The tax provision rate in the fourth quarter of 1994 was -35% owing to the tax effects of the research and development in process write-off associated with the Intel PLD product line purchase. Excluding these effects, the fourth quarter tax provision rate was 37%.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and even normal process variations could have extreme adverse consequences on the Company's future operating results. Orders for the Company s products have been rising rapidly over the last several quarters. If the growth in orders continues at its present rate, the Company may not be able to satisfy all of the demand for its products over the next several quarters on a timely basis. Competitive break-throughs, and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to patents and intellectual property could
have an adverse impact on future operating results.   Past financial
performance is not an indicator of future results and investors should not rely on historical trends to anticipate future results.


         The Company attempts to ensure that its products and processes do not infringe the patent and proprietary rights of others, but cannot be certain that they are not doing so. As a result of its various technology licensing agreements, the Company has been granted rights to design, manufacture, package, and sell products using certain patents controlled by AMD, Cypress Semiconductor, Intel, and Texas Instruments. Other companies have filed applications for, or have been issued, other patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. As a result, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There is no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a materially adverse financial effect on the Company.

Liquidity and Capital Resources

         In the quarter total cash, equivalents, and short term investments increased by $15.6 million to $108.2 million. The Company has no debt or capitalized lease obligations.

         Capital expenditures through the first three months of 1995 totaled $5.3 million. The Company expects to invest approximately $35.0 million of additional capital during the last nine months of 1995, including approximately $20 million for a land purchase which is presently in escrow and is anticipated to close in the second quarter of this year. The Company intends to purchase this land, approximately 25 acres near its present headquarters, with cash, for the long term development of a corporate campus and headquarters. The Company is presently formulating development plans for the site and anticipates building approximately 350,000 square feet of office space and light manufacturing on the new site, with capacity for an additional 150,000 square feet of expansion. The first phase of construction might be completed as soon as 1997. Although the Company might consider outside financing for the development and construction of the site, management believes that the total costs could be provided by existing cash balances and future cash flows from operations.

         The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations and capital investment needs for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. The Company historically has engaged in a variety of foreign exchange hedging strategies to mitigate the exposure from these Yen denominated purchases. This hedging has included the purchase of forward contracts and the use of offsetting Yen receipts. Throughout 1994 and thus far this year, the Company has held no forward Yen contracts. Recent results have been adversely impacted by the recent increase in the Yen, and the concomitant increase in material costs. Continued or increasing strength in the value of the Yen will continue to unfavorably impact the Company's material costs. Effects of inflation on Altera's financial results have not been significant.

                               ALTERA CORPORATION





                                   FORM 10-Q


                             FOR THE QUARTER ENDED


                                 MARCH 31, 1995





                                    PART II


                               OTHER INFORMATION

Item 3.  Legal Proceedings

         In June 1993, a lawsuit was filed against the Company in San Jose, California by Xilinx, Inc., alleging infringement of certain patents held by Xilinx. The complaint seeks unspecified compensatory damages and costs and attorneys' fees, and an injunction prohibiting continuing infringement. Xilinx subsequently filed a Motion for Preliminary Injunction to prohibit the
manufacture and sale of FLEX 8000 products by Altera.   In February 1994,
Xilinx expanded its infringement claims to cover the Company's MAX 5000 and MAX 7000 products in addition to the FLEX 8000 products. The court ruled against the Motion for Preliminary Injunction in April 1994. Limited discovery has taken place in the case, and the court has not yet set a schedule for trial. The Company disputes the merits of Xilinx's allegations and intends to defend this action vigorously.

         In June 1993, a lawsuit was filed by the Company in San Jose, California against Xilinx for infringement of certain of the Company's patents by the Xilinx XC3000 and XC4000 product families. The complaint seeks unspecified compensatory damages and costs and attorneys' fees, and an injunction prohibiting continuing infringement. The complaint was amended in July 1993 to add allegations of infringement of an additional patent. In June 1994, Xilinx filed motions for Summary Judgment asking the court to dismiss most of Altera's suit against Xilinx. In December 1994, the court denied these motions. Significant discovery has taken place, but the court has not yet set a schedule for trial. The Company intends to pursue this action vigorously.

         Xilinx has moved to consolidate the two lawsuits, and in October 1994, the court denied this motion. Also, the court directed that Altera's case would be heard after the Xilinx case. Recently (March 1995) a special master was appointed by the court to assist in both lawsuits, though the duties of the special master have not yet been fully established.

         In April 1995, a separate lawsuit was filed by the Company against Xilinx in Delaware, Xilinx's state of incorporation, for infringement of one of the Company's patents by the Xilinx XC5000 product family. The complaint seeks unspecified compensatory damages and costs and attorneys' fees, and an injunction prohibiting continuing infringement. The case has recently been assigned to a judge, but Xilinx has not yet answered the complaint and no substantive actions have taken place to date beyond the filing of the complaint. The Company intends to pursue this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 11.1 Computation of earnings per share (see Note 3 to Financial Information in Part 1 of this Form 10-Q).

                 27.    Financial Data Schedule

         (b)     Reports on Form 8-K
                 None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALTERA CORPORATION


                                        /s/ Thomas J. Nicoletti
                                        --------------------------------------
                                        Thomas J. Nicoletti, Vice President
                                        (duly authorized officer), and  Chief
                                        Financial Officer (principal financial
                                        officer)

                                        Date:  May 9, 1995