Form 10-Q
period 1995-06-30
ALTERA CORP
filed 1995-08-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

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


                     Yes   X                 No
                        -------                -------


Number of shares of common stock outstanding at June 30, 1995:   43,332,407

                               ALTERA CORPORATION





                                   FORM 10-Q



                             FOR THE QUARTER ENDED


                                 JUNE 30, 1995





                                     PART I


                           FINANCIAL INFORMATION AND

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Unaudited)


                                                                   June 30,         Dec. 31,
                                                                     1995             1994
                                                                   --------         --------
ASSETS
------

Current assets:
  Cash, cash equivalents                                           $ 53,954         $ 41,639
  Short-term investments                                            269,699           50,955
                                                                   --------         --------

    Total cash, cash equivalents, and                               323,653           92,594
      short-term investments
  Accounts receivable, less allowance
    for doubtful accounts of $895 and $727                           52,903           31,662
  Inventories                                                        38,283           38,477
  Deferred income taxes                                              18,365           12,365
  Other current assets                                                2,554            2,244
                                                                   --------         --------
    Total current assets                                            435,758          177,342

Property and equipment, net                                          44,480           18,212
Investments and other assets                                         23,601           18,328
                                                                   --------         --------
                                                                   $503,839         $213,882
                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                 $ 17,538         $ 11,313
  Accrued liabilities                                                51,701           35,919
  Accrued compensation                                                9,247            8,631
                                                                   --------         --------
    Total current liabilities                                        78,486           55,863

Long Term Debt                                                      230,000                -
                                                                  ---------         --------

Shareholders' equity:
  Common stock; no par value:  80,000,000
    shares authorized, 43,332,407 and 42,975,628
    shares issued and outstanding                                    75,751           73,146
  Retained earnings                                                 119,602           84,873
                                                                   --------         --------
                                                                    195,353          158,019
                                                                   --------         --------
                                                                   $503,839         $213,882
                                                                   ========         ========

                               ALTERA CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  -------------------------         -------------------------
                                                  June 30,         June 30,         June 30,         June 30,
                                                    1995             1994             1995             1994
                                                  --------         --------         --------         --------
Sales                                              $92,165          $47,061         $167,203          $90,571
                                                   -------          -------         --------          -------
Costs and expenses:
   Cost of sales                                    37,489           18,207           67,540           35,186
   Research and development                          7,677            5,167           14,263            9,899
   Selling, general, and administrative             17,014           11,170           32,396           21,079
                                                   -------          -------         --------          -------

     Total operating expenses                       62,180           34,544          114,199           66,164
                                                   -------          -------         --------          -------

Operating income                                    29,985           12,517           53,004           24,407
Interest and other income                            1,177              645            2,122              910
                                                   -------          -------         --------          -------
Income before taxes                                 31,162           13,162           55,126           25,317

Provision for income taxes                          11,530            4,870           20,397            9,368
                                                   -------          -------         --------          -------

Net income                                         $19,632          $ 8,292         $ 34,729          $15,949
                                                   =======          =======         ========          =======

Net income per share                               $  0.43          $  0.19         $   0.77          $  0.37
                                                   =======          =======         ========          =======

Shares and equivalents used in
  calculation of earnings per share                 45,524           42,844           45,339           42,818
                                                   =======          =======         ========          =======

                               ALTERA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)

                                                         SIX MONTHS ENDED
                                                      ---------------------
                                                       June 30,    June 30,
                                                         1995        1994
                                                      ---------    --------
Cash flows from operating activities:
  Net income                                          $  34,729     $15,949
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                         5,573       4,254

    Changes in assets and liabilities:
      Accounts receivable, net                          (21,241)     (4,240)
      Inventories                                           194      (3,819)
      Deferred income taxes                              (6,000)          -
      Other current and non-current assets               (1,385)       (107)
      Accounts payable                                    6,225       3,328
      Accrued liabilities                                15,699       3,476
      Accrued compensation                                  615        (968)
                                                      ---------     -------

Cash provided by operating activities                    34,409      17,873
                                                      ---------     -------

Cash flows from investing activities:
  Purchases of property and equipment                   (30,780)     (3,951)
  Net change in short-term investments                 (218,744)      3,530
                                                      ---------     -------

Cash used for investing activities                     (249,524)       (421)
                                                      ---------     -------

Cash flows from financing activities:
  Long term debt, net of issuance costs                 224,825           -
  Net proceeds from issuance of common stock              2,605       2,731
                                                      ---------     -------

Cash provided by financing activities                   227,430       2,731
                                                      ---------     -------

Net increase in cash and cash equivalents                12,315      20,183
Cash and cash equivalents at beginning of period         41,639      16,832
                                                      ---------     -------

Cash and cash equivalents at end of period            $  53,954     $37,015
                                                      =========     =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes        $  27,989     $ 9,005

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

This financial data reflects a 2-for-1 split of the Company's outstanding Common Stock, paid May 31, 1995 to shareholders of record on May 10, 1995. Effective on the Record Date, the number of authorized shares of the Company's Common Stock increased from 40,000,000 to 80,000,000.

Note 2 - Balance Sheet Detail:

                                              (In Thousands)
                                          June 30,      Dec. 31,
                                            1995          1995
                                        -----------     --------
                                        (Unaudited)
Inventories:
  Purchased parts and raw materials       $  2,310      $  2,185
  Work-in-process                           24,566        22,230
  Finished goods                            11,407        14,062
                                          --------      --------
                                          $ 38,283      $ 38,477
                                          ========      ========

Property and equipment:
  Land                                    $ 19,925      $      -
  Equipment                                 51,173        43,284
  Office furniture and equipment             5,225         4,124
  Leasehold improvements                     3,337         2,852
                                          --------      --------
                                            79,660        50,260

  Less accumulated depreciation and
    amortization                           (35,180)      (32,048)
                                          --------      --------
                                          $ 44,480      $ 18,212
                                          ========      ========

Note 3 - Earnings per Share:

Income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the assumed net shares issuable upon the exercise of dilutive stock options using the treasury stock method.

Note 4 - Convertible Note Offering:

In June, the Company issued $230 million of convertible subordinated notes due in June of 2002 and bearing an interest rate of 5.75%, payable semiannually. The notes are convertible into shares of the Company's common stock at a price of $51.17 per share. Discounts, commissions, and expenses, which will be amortized over the seven year life of the notes, reduced the net proceeds to $224.4 million. The notes are callable by the Company no sooner than June of 1998. Proceeds from the issue have been invested primarily in taxable securities issued by agencies of the federal government paying a fixed interest rate. At present, these investments are held as securities available for sale and will be carried at their market value in accordance with FAS 115. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including to maintain and expand its manufacturing supply capacity, to develop new products, and potentially to acquire businesses, products, or technologies that would complement the Company's business.

Note 5 - Subsequent Event:

The Company entered into an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) in July whereby it has made deposits, in the form of cash and promissory notes payable to TSMC, for future wafer capacity allocations extending into 1999. The cash payments amounted to $2.4 million, and the promissory notes total $14.4 million.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. Second quarter 1995 sales of $92.2 million were 96% higher than the $47.1 million reported for the same period last year, and were up 23% from first quarter 1995 sales of $75.0 million. Sales were higher than the second quarter of 1994 primarily as a result of higher sales of the Company's MAX 7000 and FLEX 8000 product lines, as well as sales of products acquired from Intel on October 1, 1994, including the Classic and FLEXlogic (now called FLASHlogic) product lines. As compared to the same period last year, sales in North America increased 89% and international sales increased 103%. As compared to prior quarter, sales growth was driven by the MAX 7000, FLEX 8000, and FLASHlogic families. FLEX 8000 grew the fastest as measured in percentage terms while MAX 7000 grew the fastest when measured in absolute dollars. By region, sequential percentage growth in Japan was very high after relatively modest growth in the first quarter.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also increase pricing pressure and compete for overall unit sales. Historically, the Company has responded to these pressures with the introduction of new, higher margin products. The Company introduced the FLEX 8000 line of products in late 1992. In order to generate customer acceptance of this product family, and to stimulate selling activity, the Company significantly reduced prices on this product line in 1994. Although the Company has taken actions to reduce the manufacturing cost of the product family, margins are still lower than Company's margins on average. In the second quarter of 1995 the Company began shipping a new product family, the MAX 9000 family. As indicated above, the high rates of growth the Company is presently experiencing are the result of increased sales of the Company's MAX 7000 and FLEX 8000 product lines. Future growth rates will be highly dependent on, among other things, market acceptance of the MAX 9000 family and other newly announced product lines such as the FLEX 10K family. There can be no assurance that the MAX 9000 family or other new products will be successful in securing broad market acceptance or achieving higher margins, or that the average selling price decline on existing products will not accelerate.

         In general, economic conditions in many of the end markets that use the Company's products have been favorable in recent quarters. The favorable economic climate has been a positive factor in stimulating demand for the Company's products. There can be no assurance that general economic conditions will remain favorable or will not deteriorate. The Company's business prospects in the next several quarters will depend, in part, on worldwide economic conditions, and may weaken due to the factors discussed above. Altera's sales history cannot be used to predict future results.

         Gross Margin.    Gross margin percentage in the second quarter was
59.3%, down from 60.0% last quarter and also down from 61.3% in the same period a year ago. As compared to prior quarter, the decrease in gross margin percentage was caused by increasing costs of silicon wafers. Presently, the majority of the Company's silicon wafers are purchased from Sharp Corporation of Japan and are priced in Yen. The increasing value of the Yen versus the dollar has increased the dollar cost of the purchased wafers resulting in lower
margins.   The increased cost of silicon wafers stemming from a strengthening
Yen was also the predominant factor in the declining margin percentage as compared to the second quarter of 1994. Although selling prices have declined over the last year, this has largely been offset by lower manufacturing costs resulting from improved yields and also from improved scale economies on higher manufacturing volumes.

         Although yields improved in the last quarter, as compared to prior quarter, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources improving production yields on its products to commercially acceptable levels. The need to improve product yields also exists with the new products and fabrication processes used by the Company. The Company recently began contracting with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) of Taiwan and is now commencing commercial volume production at this vendor. Management is hopeful that TSMC's aggressive manufacturing processes will enable the Company to lower its costs, particularly on the FLEX 8000 family. However, there can be no assurances that these cost reductions will be achieved. Start-up difficulties often occur when beginning production of products on new processes, and these difficulties could potentially result in higher costs and reduced product availability.
Management also expects to introduce products in the future using other process technologies new to the Company and expects that it may encounter similar difficulties at such times. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products and recently experienced long lead times from vendors on some of its newer products. Long vendor lead times impair the Company's ability to respond to rapidly changing market conditions. Many other uncertainties exist that could adversely impact future margins, including deterioration of production yields, delays in new product availability, shortages from suppliers, or lack of market acceptance of new products.

         The Company has at times been unable, and is currently unable, to fully satisfy customer demand because of insufficient wafer allocation from its foundries. The Company is currently limiting the amount of orders that it will accept based on available production capacity. The Company's future growth will depend in large part on increasing its wafer capacity allocation from current foundries, adding additional foundries, and improving yields of die per wafer from its foundries through reductions in the die size of the Company's products and implementation of advanced process technologies. Wafer capacity in the semiconductor industry, particularly in the Company's advanced process geometries, has been and is presently extremely limited. Partly in response to these limitations, the Company entered into an agreement with TSMC in July of this year whereby it has made deposits, in the form of cash and promissory notes payable to TSMC, for future wafer capacity allocations extending into 1999. The cash payments amounted to $2.4 million, and the promissory notes total $14.4 million. Even so, the amount of wafers secured by the deposits do not meet the Company's anticipated demand from TSMC over the span of the
agreement.   The Company will, from time to time, consider other alternatives to secure additional wafer capacity including, without limitation, equity investments in, or loans or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which firmly commit the Company to purchase specified quantities of wafers over extended periods. Any such transactions could require the Company to seek equity or debt financing to fund such activities and, in certain circumstances, to grant product or technology rights in return for production capacity. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all, or that the grant of any such product or technology rights would not materially adversely affect the Company's business. Moreover, there can be no assurance that even if the Company enters into agreements with its suppliers, that its suppliers will ultimately deliver according to the provisions of the agreement. There can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. Any increase in general demand for wafers within the industry, or any reduction of existing wafer supply from any of the Company's foundry sources, could materially adversely affect the Company's business. Furthermore, there can be no assurance that the Company will be able to obtain an increased number of functional die per wafer.

         Research and Development. Research and development expenditures were $7.7 million, or $2.5 million higher than the quarter ended a year ago, and up $1.1 million from the prior quarter. The increase as compared to the previous year is the result of higher expenditures on prototype and development wafers, especially for the recently announced MAX 9000 and FLEX 10K families of products. Additional increases in research and development spending included process development costs, the development of new packages, and greater software development efforts. Management of the Company expects to continue investing significant research and development efforts into the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance or that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. Second quarter selling, general, and administrative expenses of $17.0 million increased $5.8 million from a year ago, and $1.6 million from prior quarter. The increase as compared to prior year was due to increased commission and incentive expenses (on the increased sales volume), increased advertising and promotional expenditures, and increased field sales, marketing, and administrative headcounts. Increased commission and incentive expenses and increased administrative expenses were the primary reasons for the increase compared to prior quarter. As a percentage of revenue, second quarter selling, general, and administrative expenses at 18.5% were down from both of the referenced quarters due to revenues increasing at a faster rate than expenses.

         Selling costs measured in dollar terms have increased compared to both last year and last quarter, driven by increased advertising and merchandising expenditures, higher commissions and incentives (on increased sales), and increased marketing and field sales headcounts. The Company uses three methods to market its products: direct sales to electronics manufacturers via independent sales representatives, sales through licensed domestic and foreign distributors, and direct sales to customers by Altera sales department personnel. The Company has thirteen U.S. and eight international sales offices. Approximately 78% percent of the Company's worldwide sales are made through distributors. As a percent of revenue, selling expenses were lower than they were in the prior quarter and in the quarter ended one year ago.

         Operating Income. Second quarter 1995 operating income ($30.0 million) represented 32.5% of sales, and was higher than both the second quarter of 1994 and the most recent prior quarter on a percentage of revenue basis. This improvement is attributed to the growth in revenues, which have grown faster that operating expenses.

         Interest and Other Income. Interest income improved over last quarter and prior year as a result of increased cash balances.

         Income Taxes. The Company's provision for income taxes was 37%, consistent with the second quarter of 1994 and prior quarter.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and even normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs, and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have a material adverse impact on the Company's financial condition or operating results.

         The Company owns more than 50 United States patents and has additional pending United States patent applications on its semiconductor products. The Company also has technology licensing agreements with AMD, Cypress, Intel, and Texas Instruments giving the Company royalty-free rights to design, manufacture, and package products using certain patents they control. Other companies have filed applications for, or have been issued, other patents and may develop, or obtain proprietary rights relating to, products or processes competitive with those of the Company. From time to time the Company may find it desirable to obtain additional licenses from the holders of patents relating to products or processes competitive with those of the Company. Although its patents and patent applications may have value in discouraging competitive entry into the Company's market segment and the Company believes that its current licenses will assist it in developing additional products, there can be no assurance that any additional patents will be granted to the Company, that the Company's patents will provide meaningful protection from competition, or that any additional products will be developed based on any of the licenses that the Company currently holds. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel, rather than on its patents, licenses, or other proprietary rights.

         The Company, in the normal course of business, from time to time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from companies, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on the Company's operating results. If the inquiring companies were to allege infringement of their patents, as is the case in the Company's current litigation with two of its competitors, there can be no assurance that any necessary licenses could be obtained, and, if obtainable, that such licenses would be on terms or conditions that would not have a material adverse effect on the Company. In addition, if litigation ensued, there can be no assurance that these companies would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's product families. It may be necessary or desirable for the Company to incur significant litigation expenses to enforce its intellectual property rights.

Liquidity and Capital Resources

         In June 1995, the Company issued $230 million of convertible subordinated notes due in June of 2002 and bearing an interest rate of 5.75%, payable semiannually. The notes are convertible into shares of the Company's common stock at a price of $51.17 per share. Discounts, commissions, and expenses, which will be amortized over the seven year life of the notes, reduced the net proceeds to $224.4 million. The notes are callable by the Company no sooner than June of 1998. Proceeds from the issue have been invested primarily in taxable securities issued by agencies of the federal government paying a fixed interest rate. At present, these investments are held as securities available for sale and will be carried at their market value in accordance with FAS 115. The Company intends to use the net proceeds from the sale of the notes for general corporate purposes, including to maintain and expand its manufacturing supply capacity, to develop new products, and potentially to acquire businesses, products, or technologies that would complement the Company's business. The Company from time to time has discussions with third parties regarding possible arrangements with respect to manufacturing supply capacity, such as purchasing options for such capacity or making investments in new or existing fabrication facilities.

         Also in June, the Company concluded a $19.9 million purchase, for cash, of approximately 25 acres of land near its present headquarters for the long term development of a multiple building corporate headquarters. The Company is formulating development plans for the site, but presently anticipates initially building approximately 350,000 square feet of office and light manufacturing space on the new site, with capacity for an additional 150,000 square feet of expansion. The first phase of construction is expected to be completed in 1997. Although the Company might consider outside financing for the development and construction of the site, management believes that the total costs, estimated to be approximately $50 million (excluding the land), could be provided by existing cash balances and future cash flows from operations.

         Excluding the convertible debt financing and the land purchase, the Company's cash and investments increased by $10.6 million in the second quarter. Excluding the land purchase, capital expenditures through the first six months of 1995 totaled $10.9 million. The Company expects to invest approximately $12 million of additional capital during the last six months of 1995. The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations and capital investment needs for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. Recent results have been adversely impacted by the recent increase in the Yen, and the concomitant increase in material costs. The Company historically has engaged in a variety of foreign exchange hedging strategies to mitigate the exposure from these Yen denominated purchases. This hedging has included the purchase of forward contracts and the use of offsetting Yen receipts. Throughout 1994 and the first half of this year, the Company held no forward Yen contracts. However, in July of this year the Company purchased Yen forward contracts in an amount approximately equal to its expected Yen requirements for the balance of the third quarter. In addition, the Company purchased Yen options that will mitigate against the Company's operating exposure to significant further increases in the dollar value of the Yen in the fourth quarter. The cost of these options (less than $200,000) will be expensed ratably over the life of the options. The Company has not engaged in any contracts or use of financial instruments that will mitigate the Company's exposure to increases in the value of the yen beyond December of 1995. Any continuing or increasing strength in the value of the Yen would continue to unfavorably impact the Company's material costs. Effects of inflation on Altera's financial results have not been significant.

                               ALTERA CORPORATION





                                   FORM 10-Q



                             FOR THE QUARTER ENDED


                                 JUNE 30, 1995





                                    PART II





                               OTHER INFORMATION

Item 3.  Legal Procedings

         In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, and MAX 9000 families of products, or succeed in invalidating any of the Company's patents. There can be no assurance that any of such results will not have a material adverse effect on the Company's financial condition or results of operations.

         In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement by the MAX 7000 product family of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In May 1995, AMD amended its complaint to assert that the Classic, MAX 5000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families infringe certain AMD patents. The Company also amended its counterclaim to assert that AMD's products infringe an additional patent owned by the Company. Due to the nature of the litigation with AMD, and because the lawsuit is at an early stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents. There can be no assurance that any of such results will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on April 26, 1995 at 10:00 a.m., at which time the following matters were acted upon:

                                                                             Votes
                                           Votes            Votes            Withheld/          Broker Non-
    Matter Acted Upon                      For              Against          Abstentions        Votes
1.  Rodney Smith                         36,860,342                0           772,478                 0
    Michael A. Ellison                   37,520,870                0           111,950                 0
    Paul Newhagen                        37,391,452                0           241,368                 0
    Robert Reed                          37,387,094                0           245,726                 0
    William Terry                        37,528,308                0           104,512                 0

2.  Approval of amendment to             25,745,216       11,695,314            86,690           105,600
    the 1988 Director Stock
    Option Plan to increase the
    Common Stock available for
    issuance by 100,000 shares

3.  Approval of amendment to             23,273,316       14,168,124            85,780           105,600
    the 1987 Stock Option Plan
    to increase the Common
    Stock available for issuance
    by 1,300,000 shares

4.  Approval of amendment to             36,959,324          491,278            76,618           105,600
    the 1987 Employee Stock
    Purchase Plan to increase
    the Common Stock available
    for issuance by 200,000
    shares

5.  Ratification of Price                37,536,914           41,788            54,118                 0
    Waterhouse LLP as
    independent accountants
    for the Company for the
    year ending December 31,
    1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 3.2      Certificate of Amendment of Articles of
                          Incorporation of the Company filed on May 10, 1995.

                 4.2 Indenture agreement dated as of June 15, 1995 by and between registrant and The First National Bank of Boston, as trustee.

                 4.3      Form of Convertible Subordinated Note due 2002.

                 10.39 Wafer Supply Agreement dated June 26, 1995 between registrant and Taiwan Semiconductor Manufacturing Co.,
                          Ltd.*

                 10.40 Option Agreement dated June 26, 1995 between registrant and Taiwan Semiconductor Manufacturing
                          Co., Ltd.*

                 11.1 Computation of earnings per share (see Note 3 to Financial Information in Part 1 of this Form 10-Q).

                 27.      Financial Data Schedule.


                 *Confidential treatment requested.

         (b)     Reports on Form 8-K

                 On June 5, 1995, the registrant filed a report on Form 8-K reporting that the registrant had announced its intention, subject to market and other conditions, to raise $150 million in a private placement of convertible subordinated notes to institutional buyers, and up to $172.5 million if an over-allotment option to be granted to the initial purchasers were exercised in full.

                 On June 20, 1995, the registrant filed a report on Form 8-K reporting that the registrant had announced the purchase of approximately 25 acres of undeveloped land for approximately $20,000,000, to be used for development of a new corporate facility.

                 On June 22, 1995, the registrant filed a report on Form 8-K reporting that the registrant had announced that it increased the size of its private placement of 5-3/4% convertible subordinated notes due 2002 from $150 million to $200 million ($230 million including the full over-allotment option) and that the transaction had closed June 21, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALTERA CORPORATION



                                 /s/Thomas J. Nicoletti
                                 ------------------------------------
                                 Thomas J. Nicoletti, Vice President
                                 (duly authorized officer), and Chief
                                 Financial Officer (principal financial officer)

                                 Date:  August 14, 1995