Form 10-Q/A
period 1995-06-30
ALTERA CORP
filed 1995-09-18
CIK 768251

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         COMMISSION FILE NUMBER 0-16617

                               ALTERA CORPORATION

             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                         77-0016691

  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                              2610 ORCHARD PARKWAY
                           SAN JOSE, CALIFORNIA 95134

                    (Address of Principal Executive Offices)

                            Telephone: (408) 894-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

       AS OF JUNE 30, 1995, THERE WERE 43,332,407 SHARES OF COMMON STOCK,
                           NO PAR VALUE, OUTSTANDING.

-------------------------------------------------------------------------------

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

                  11.1 Computation of earnings per share (see Note 3 to Financial Information in Part 1 of Form 10-Q).

                  27.       Financial Data Schedule.


                  *Confidential treatment requested pursuant to a request for confidential treatment filed with the Commission on August 15, 1995. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit and are marked with asterisks. The omitted information has been filed separately with the Commission as part of the confidential treatment requested.

         (b)      Reports on Form 8-K

                           On June 5, 1995, the registrant filed a report on
                  Form 8-K reporting that the registrant had announced its intention, subject to market and other conditions, to raise $150 million in a private placement of convertible subordinated notes to institutional buyers, and up to $172.5 million in an over-allotment option to be granted to the initial purchasers were exercised in full.

                           On June 20, 1995, the registrant filed a report on
                  Form 8-K reporting that the registrant had announced the purchase of approximately 25 acres of undeveloped land for approximately $20,000,000, to be used for development of a new corporate facility.

                           On June 22, 1995, the registrant filed a report on
                  Form 8-K reporting that the registrant had announced that it increased the size of its private placement of 5-3/4% convertible subordinated notes due 2002 from $150 million to $200 million ($230 million, including the full over-allotment option), and that the transaction has closed June 21, 1995.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 18, 1995

                                        ALTERA CORPORATION

                                        By: /S/NATHAN M. SARKISIAN
                                            -----------------------------------
                                            Nathan M.Sarkisian
                                            Vice President, Finance
                                            and Chief Financial Officer