Form 10-Q
period 1995-09-30
ALTERA CORP
filed 1995-11-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                              ------------  --------------

Commission file number 0-16617

                               ALTERA CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                            77-0016691
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2610 Orchard Parkway, San Jose, California        95134
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (408) 894-7000

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                  Yes   X               No
                     ------               ------

Number of shares of common stock outstanding at September 30, 1995:  43,500,231

                               ALTERA CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1995

                                     PART I

                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        Sept. 30,        Dec.31,
                                                          1995            1994
                                                        --------        --------
ASSETS                                                (Unaudited)
Current assets:
  Cash, cash equivalents                                $ 58,376        $ 41,639
  Short-term investments                                 283,457          50,955
                                                        --------        --------
    Total cash, cash equivalents, and
      short-term investments                             341,833          92,594
  Accounts receivable, less allowance
    for doubtful accounts of $1,162 and $727              65,497          31,662
  Inventories                                             42,369          38,477
  Deferred income taxes                                   21,365          12,365
  Other current assets                                     5,306           2,244
                                                        --------        --------
    Total current assets                                 476,370         177,342
Property and equipment, net                               49,203          18,212
Investments and other assets                              37,624          18,328
                                                        --------        --------
                                                        $563,197        $213,882
                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 19,523        $ 11,313
  Accrued liabilities                                     66,090          35,919
  Accrued compensation                                    12,075           8,631
                                                        --------        --------
    Total current liabilities                             97,688          55,863
                                                        --------        ---------
Long Term Debt                                           244,400              --
                                                        --------        --------

Shareholders' equity:
  Common stock; no par value:80,000,000
    shares authorized, 43,500,231 and 42,975,628
    shares issued and outstanding                         77,778          73,146
  Retained earnings                                      143,331          84,873
                                                        --------        --------
                                                         221,109         158,019
                                                        --------        --------
                                                        $563,197        $213,882
                                                        ========        ========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                               ------------------------       -------------------------
                                               Sept. 30,      Sept. 30,       Sept. 30,       Sept. 30,
                                                 1995            1994           1995            1994
                                               --------        -------        --------        --------
Sales                                          $109,079        $49,051        $276,282        $139,622
                                               --------        -------        --------        --------
Costs and expenses:
   Cost of sales                                 42,817         18,871         110,357          54,057
   Research and development                       9,105          5,829          23,368          15,728
   Selling, general, and administrative          20,340         11,501          52,736          32,580
                                               --------        -------        --------        --------
     Total operating expenses                    72,262         36,201         186,461         102,365
                                               --------        -------        --------        --------
Operating income                                 36,817         12,850          89,821          37,257
Interest and other income                           848            559           2,970           1,469
                                               --------        -------        --------        --------
Income before taxes                              37,665         13,409          92,791          38,726
Provision for income taxes                       13,936          4,961          34,333          14,329
                                               --------        -------        --------        --------
Net income                                     $ 23,729        $ 8,448        $ 58,458        $ 24,397
                                               ========        =======        ========        ========
Earnings per share                             $   0.52        $  0.20        $   1.28        $   0.57
                                               ========        =======        ========        ========
Shares and equivalents used in
  calculation of earnings per share              45,852         42,718          45,527          42,766
                                               ========        =======        ========        ========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                         ---------------------------
                                                         Sept. 30,         Sept. 30,
                                                            1995             1994
                                                         ---------         --------
Cash flows from operating activities:
  Net income                                             $  58,458         $ 24,397
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                            8,630            6,318
    Changes in assets and liabilities:
      Accounts receivable, net                             (33,835)          (4,345)
      Inventories                                           (3,892)          (6,932)
      Deferred income taxes                                 (9,000)              --
      Other current and non-current assets                  (4,137)            (149)
      Accounts payable                                       8,210             (325)
      Accrued liabilities                                   30,088            4,148
      Accrued compensation                                   3,444              382
                                                         ---------         --------
Cash provided by operating activities                       57,966           23,494
                                                         ---------         --------
Cash flows from investing activities:
  Purchases of property and equipment                      (37,684)          (7,433)
  Net change in short-term investments                    (232,502)          22,595
  Long-term investments                                       (500)            (100)
                                                         ---------         --------
Cash provided by (used for) investing activities          (270,686)          15,062
                                                         ---------         --------
Cash flows from financing activities:
  Long-term debt, net of issuance costs                    224,825               --
  Net proceeds from issuance of common stock                 4,632            3,829
                                                         ---------         --------
Cash provided by financing activities                      229,457            3,829
                                                         ---------         --------
Net increase in cash and cash equivalents                   16,737           42,385
Cash and cash equivalents at beginning of period            41,639           16,832
                                                         ---------         --------
Cash and cash equivalents at end of period               $  58,376         $ 59,217
                                                         =========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                         $  45,399         $  6,595

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

Note 2 - Balance Sheet Detail:
 .

                                                           (In Thousands)
                                                    Sept. 30,          Dec. 31,
                                                      1995               1994
                                                    --------           --------
                                                  (Unaudited)
Inventories:
  Purchased parts and raw materials                 $  2,072           $  2,185
  Work-in-process                                     29,636             22,230
  Finished goods                                      10,661             14,062
                                                    --------           --------
                                                    $ 42,369           $ 38,477
                                                    ========           ========
Property and equipment:
  Land                                              $ 19,925       $         --
  Equipment                                           58,440             43,284
  Office furniture and equipment                       4,743              4,124
  Leasehold improvements                               3,388              2,852
                                                    --------           --------
                                                      86,496             50,260
  Less accumulated depreciation and
    amortization                                     (37,293)           (32,048)
                                                    --------           --------
                                                    $ 49,203           $ 18,212
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

Note 4 - Notes Payable:

In July, the Company entered into an agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) whereby it has made deposits to TSMC for future wafer capacity allocations extending into 1999. The Company made cash payments amounting to $2.4 million and issued promissory notes for $14.4 million relating to this agreement. The promissory notes are due in equal amounts in 1996, 1997, and 1998, respectively.

In October 1995, the Company entered into two additional agreements with TSMC for additional future wafer capacity allocations through 2001. In conjunction with these agreements, the Company issued promissory notes for $57.1 million and $49 million, due in 1996 and 1997, respectively.

                               ALTERA CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. Third quarter 1995 sales of $109.1 million were 122% higher than the $49.1 million reported for the same period last year, and were up 18% from second quarter 1995 sales of $92.2 million. Sales were higher than the third quarter of 1994 primarily as a result of higher sales of the Company's MAX 7000 and FLEX 8000 product lines, as well as sales of products acquired from Intel on October 1, 1994, including the Classic and FLEXlogic (now called FLASHlogic) product lines. As compared to the same period last year, sales in North America increased 129% and international sales increased 115%. As compared to prior quarter, sales growth was driven by the MAX 7000, FLEX 8000, and FLASHlogic families. FLEX 8000 grew the fastest as measured in percentage terms while MAX 7000 grew the fastest when measured in absolute dollars. Although sales growth was strongest domestically, all channels of distribution reported double-digit growth compared to the second quarter of 1995.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also increase pricing pressure and compete for overall unit sales. Historically, the Company has responded to these pressures with the introduction of new, higher margin products. In the second quarter of 1995 the Company began shipping a new product family, the MAX 9000 family. Future growth rates will be highly dependent on, among other things, market acceptance of the MAX 9000 family and other new product lines such as the FLEX 10K family. There can be no assurance that the MAX 9000 family, or other new products will be successful in securing broad market acceptance or achieving higher margins, or that the average selling price decline on existing products will not accelerate.

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

         Gross Margin. Gross margin percentage in the third quarter was 60.8%, up from 59.3% last quarter, but down from 61.5% in the same period a year ago. As compared to prior quarter, the increase in gross margin percentage was caused by improved yields resulting in higher margins on the Company's newer higher-density products. The declining margin percentage as compared to the third quarter of 1994 is a result of declining selling prices over the last year. The decline in selling prices has been partially offset by lower manufacturing costs resulting from improved yields and also from improved scale economies on higher manufacturing volumes.

         Although yields improved in the last quarter, as compared to prior quarter, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources improving production yields on its products to commercially acceptable levels. The need to improve production yields also exists with the new products and fabrication processes used by the Company. The Company recently began contracting with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) of Taiwan and is now in commercial volume production at this vendor. Management is hopeful that TSMC's aggressive manufacturing processes will enable the Company to lower its costs, particularly on the FLEX 8000 family. However, there can be no assurances that these cost reductions will be achieved. Start-up difficulties often occur when beginning production of products on new processes, and these difficulties could potentially result in higher costs and reduced product availability. Management also expects to introduce products in the future using other process technologies new to the Company and expects that it may encounter similar difficulties at such times. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products and recently experienced long lead times from vendors on some of its newer products. Long vendor lead times impair the Company's ability to respond to rapidly changing market conditions. Many other uncertainties exist that could adversely impact future margins, including deterioration of production yields, delays in new product availability, shortages from suppliers, or lack of market acceptance of new products.

         The Company has at times been unable to fully satisfy customer demand because of insufficient wafer allocation from its foundries. The Company is currently limiting the amount of orders that it will accept based on available production capacity. The Company's future growth will depend in large part on increasing its wafer capacity allocation from current foundries, adding additional foundries, and improving yields of die per wafer from its foundries through reductions in the die size of the Company's products and implementation of advanced process technologies. Wafer capacity in the semiconductor industry, particularly in the Company's advanced process geometries, has been and is presently extremely limited. Partly in response to these limitations, the Company entered into an agreement with TSMC in July of this year whereby it has made deposits, in the form of cash and promissory notes payable to TSMC, for future wafer capacity allocations extending into 1999. The cash payments amounted to $2.4 million, and the promissory notes totaled $14.4 million. In October 1995, the Company entered into two additional agreements with TSMC for additional future wafer capacity allocations through 2001. In conjunction with these agreements, the Company issued promissory notes for $57.1 million and $49 million, respectively. The amount of wafers secured by the deposits may meet the Company's anticipated requirements from TSMC through the year 1998; however, there can be no assurance that the Company will not require additional wafer capacity. The Company will, from time to time, consider other alternatives to secure additional wafer capacity including, without limitation, equity investments in, or loans or other financial commitments to, independent wafer manufacturers in exchange for production capacity, or the use of contracts which firmly commit the Company to purchase specified quantities of wafers over extended periods. Any such transactions could require the Company to seek equity or debt financing to fund such activities and, in certain circumstances, to grant product or technology rights in return for production capacity. There can be no assurance that any such additional financing could be obtained on terms acceptable to the Company, if at all, or that the grant of any such product or technology rights would not materially adversely affect the Company's business. Moreover, there can be no assurance that even if the Company enters into agreements with its suppliers, that its suppliers will ultimately deliver according to the provisions of the agreement. There can be no assurance that the Company will be able to satisfy its future needs for wafers, assembly, or other contract manufacturing from current or alternative manufacturing sources. Any increase in general demand for wafers within the industry, or any reduction of existing wafer supply from any of the Company's foundry sources, could materially adversely affect the Company's business. Furthermore, there can be no assurance that the Company will be able to obtain an increased number of functional die per wafer.

         Research and Development. Research and development expenditures were $9.1 million for the quarter ended September 30, 1995, or $3.3 million higher than the quarter ended a year ago, and up $1.4 million from the prior quarter. The increase as compared to the previous year is the result of higher expenditures related to prototype and development wafers, and pre-production costs, especially for the recently introduced MAX 9000 and FLEX 10K families of products. Additional increases in research and development spending included process development costs, the development of new packages, and greater software development efforts. Management of the Company expects to continue investing significant research and development efforts into the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance or that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. Third quarter selling, general, and administrative expenses of $20.3 million increased $8.8 million from a year ago, and $3.3 million from prior quarter. The increase as compared to prior year was due to increased commission and incentive expenses (on the increased sales volume), increased advertising and promotional expenditures, and increased field sales, marketing, and administrative headcounts. Increased commission and incentive expenses and increased administrative expenses were the primary reasons for the increase compared to prior quarter. As a percentage of revenue, third quarter selling, general, and administrative expenses at 18.6% were down from the prior year quarter due to revenues increasing at a faster rate than expenses and were approximately at the same level as the second quarter of 1995.

         Selling costs measured in dollar terms have increased compared to both last year and last quarter, driven by increased advertising and merchandising expenditures, higher commissions and incentives (on increased sales), and increased marketing and field sales headcounts. The Company uses three methods to market its products: direct sales to electronics manufacturers via independent sales representatives, sales through licensed domestic and foreign distributors, and direct sales to customers by Altera sales department personnel. The Company has thirteen U.S. and eight international sales offices. Approximately 79% percent of the Company's worldwide sales are made through distributors. As a percentage of revenue, selling expenses were lower than they were in the prior quarter and in the quarter ended one year ago.

         Operating Income. Third quarter 1995 operating income, $36.8 million, represented 33.8% of sales, and was higher than both the third quarter of 1994 and the most recent prior quarter on a percentage of revenue basis. This improvement is attributed to the growth in revenues, which have grown faster than operating expenses.

         Interest and Other Income. Interest income improved over last quarter and prior year as a result of increased cash balances. The increase in interest income was partially offset by interest expense of $3.4 million during the quarter related to the convertible notes issued in June 1995.

         Income Taxes. The Company's provision for income taxes was 37%, consistent with the third quarter of 1994 and prior quarter.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and even normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs, and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

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

Liquidity and Capital Resources

         In July, the Company entered into an agreement with TSMC whereby it has made deposits, in the form of cash and promissory notes payable to TSMC, for future wafer capacity allocations extending into 1999. The cash payment amounted to $2.4 million, and the promissory notes totaled $14.4 million. The promissory notes are due in equal amounts in 1996, 1997, and 1998, respectively. In October 1995, the Company entered into two additional agreements with TSMC whereby it issued promissory notes in the amounts of $57.1 million and $49 million, which are due in 1996 and 1997, respectively.

         The Company's cash and investments increased by $18.2 million in the third quarter, from $323.7 million at the end of the second quarter to $341.8 million at September 30, 1995. The Company expects to invest approximately $5 million of additional capital during the last three months of 1995. The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations and capital investment needs for at least the next year.

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

                               ALTERA CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS.

         In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. There can be no assurance that any of such results will not have a material adverse effect on the Company's financial condition or results of operations.

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

         (b)      Reports on Form 8-K
                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALTERA CORPORATION
                                       /s/ Nathan Sarkisian
                                       ------------------------------
                                       Nathan Sarkisian, Vice President
                                       (duly authorized officer), and
                                       Chief Financial Officer (principal
                                       financial officer)

                                       Date:  November 13, 1995

                                EXHIBIT INDEX

Ex. 27  Financial Data Schedule