Form 10-K405
period 1995-12-31
ALTERA CORP
filed 1996-03-29
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 0-16617

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $2,850,114,976 as of February 29, 1996, based upon the closing sale price on Nasdaq for that date.

     There were 43,679,923 shares of the registrant's Common Stock issued and outstanding as of February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 5, 6, 7, and 8 of Part II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

     Items 11, 12, and 13 of Part III incorporate information by reference from the 1995 Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996.

                                                        PART I

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward- looking statements as a result of the risk factors set forth below.

ITEM 1.  BUSINESS.

GENERAL

         Founded in 1983, Altera is a leader in developing, marketing, and selling high-performance, high-density CMOS (complementary-metal-oxide semiconductor) programmable logic devices ("PLDs") and associated software tools for logic development. Altera's semiconductor products are standard products that are configured by the Company's customers for specific applications using the Company's proprietary software. The Company offers a broad general purpose integrated circuit product line, ranging in density from an estimated 150 to 50,000 useable gates, as well as design tools that interface with a large number of industry-standard electronic design automation environments. The Company's products offer customers the benefits of low development costs, short lead times, and standard product inventories when compared to application-specific integrated circuits ("ASICs").

BACKGROUND

         The CMOS programmable logic market has developed as a result of two primary factors: (i) the need for more logic functions on each integrated circuit in order to achieve the performance and cost objectives of electronic systems manufacturers; and (ii) shortened product life cycles for end products which put an increased premium on time to market for the system manufacturer.

         The desire of manufacturers for further differentiation and improvement of their products has generated demand for higher density logic circuits. Higher density (and thus more "integrated") circuits, which have more logic functions on each chip, allow the electronic equipment manufacturer to make improvements to the end product that reduce physical size, reduce cost, improve performance, reduce power consumption, and add features for further differentiation. However, the need for increased integration and greater product differentiation makes it difficult for electronic system manufacturers to use standard, mass- produced logic circuits.

         In the 1980's, ASICs gained popularity as a solution to the integration problems noted above. ASICs include a variety of custom and semi-custom alternatives, such as gate arrays, cell libraries, and silicon compilers. Using computer-aided engineering ("CAE") software tools, ASIC designers are able to combine sections of standard logic and memory, and generate unique tooling which can then be used to fabricate a unique custom chip in the manufacturing process. Although ASICs achieve the goal of higher density and more integration by combining a variety of low-density parts into a single chip, they do so by introducing several compromises, resulting from the customized manufacturing process, that are undesirable to many users of standard low-density chips. These compromises can include longer lead time to the marketplace, non-recurring engineering ("NRE") fees, dedicated custom product inventory, lack of control over sources of supply, and inflexibility of design iteration.

         Over the past decade, CMOS programmable logic has had a significant impact on electronic design. PLDs help the Company's customers to meet their performance and cost objectives while avoiding the significant development costs, long development lead times, and dedicated custom product inventories associated with ASICs. Using the Company's PLDs, engineers can complete numerous iterations of a product design and test and verify the design until it meets their expectations, while still delivering new products to market relatively quickly. Since 1984, when the Company introduced the first CMOS PLD, the market for such devices has grown to over one billion dollars in 1995.

         CMOS programmable logic devices are currently offered to the market by semiconductor vendors in various architectures, using EPROM
(erasable-programmable-read-only-memory), EEPROM (electronically-erasable-programmable-read-only-memory), SRAM (static random access memory), FLASH (non-volatile) memory, and anti-fuse configuration storage elements.

BUSINESS STRATEGY

         The Company's strategy is to be a leading supplier of CMOS programmable logic devices and related software development tools by developing and offering products which provide its customers with effective solutions for quickly bringing their own products to market. Key elements of the Company's strategy include:

                  Standard Components. The Company's PLDs are manufactured as standard products (i.e., shipped "blank" for programming by the user). The chips use CMOS technology for low power and use an erasable configuration element: EPROM, EEPROM, SRAM, or FLASH. This combination allows designers using the Company's PLDs to shorten the design cycle which is characteristic of ASIC custom chips by permitting multiple design iterations without the need to have prototype custom designs fabricated in silicon, redesigned, and refabricated. The end user benefits because Altera's programmable chips are configured at the desktop, rather than in the foundry, by means of Altera's proprietary development software, dramatically shortening the time to market. Since Altera's integrated circuits are standard products and have a wide range of uses, inventory risks are minimized for customers, distributors, and the Company. Altera also benefits from economies of scale in the manufacturing process by minimizing logistics, inventory, and overhead costs.

                  Proprietary Product Architecture. The Company holds patents on various aspects of its chip architectures which combine speed and density with the benefits of user programmability. The Altera CPLD architectures make certain performance paths in the integrated circuits easier to predict and simplify the task of designing with programmable logic devices.

                  Software Development Tools. Altera has dedicated a significant portion of its research and development staff to the development of its proprietary software. This software permits designers to use their desktop personal computers or workstations to develop and program Altera chips to function as custom logic devices quickly and under the designers' own control. The Company's strategy has been to offer its development software systems at relatively modest prices (beginning at under $1,000) in order to achieve an installed base of design sites that may generate future chip orders.

                  Broad Product Line. The Company applies its basic technology to a broad general purpose product line spanning a range of densities, pin counts, and speeds. Products currently in production range in density from an estimated 150 to 50,000 usable gates. During 1995, the Company began shipping the first member of the FLEX 10K family, which ultimately will be capable of addressing designs estimated to be as large as 100,000 useable gates.

                  Customer Designs. The Company actively seeks to induce designers to incorporate its PLDs into products early in their design cycle. Such "design wins" can lead to use of the Company's PLDs in prototyping and, ultimately, in volume production of a customer's product, potentially for the life cycle of that product. In addition, system designers who have become familiar with the Company's PLDs may be more inclined to use them in future designs, potentially resulting in additional sales for the Company. The Company's marketing efforts include advertising, seminars, and demonstrations for potential customers. The Company also provides applications engineers to assist customers and potential customers in adapting existing or proposed designs, including those using competitors' PLDs or gate arrays, to use the Company's PLDs. The Company has observed that the length of customers' design cycles -- even as they may be reduced through use of the Company's products -- often results in a lag between the Company's marketing efforts, particularly when introducing a new PLD product family, and the commencement of significant product sales resulting from those efforts.

                  Diversified Markets. The Company has sold its semiconductor components to a broad base of customers worldwide in a range of market segments, including communications, computer, and industrial applications. International sales constituted 47% of the Company's sales in 1995.

                  Technology and Production Relationships. Altera has obtained its CMOS silicon chips through supply arrangements with leading semiconductor manufacturers. The Company has avoided the full capital commitment and overhead burden of establishing its own wafer fabrication facility, and has the flexibility to utilize new process technologies as they become available.

TECHNOLOGY

         Altera's chips incorporate several types of internal architectures which, combined with advanced CMOS semiconductor technology, provide speed and logic density for the customer. The Company holds a number of patents on various parts of its chip architectures. Altera's chips are configured by the Company's proprietary development software that translates a system logic designer's logic schematics and hardware descriptions into logic functions on an Altera chip.

         Altera Logic Chips

         Architectures. Altera believes its architectures offer relatively high performance across a broad range of user applications. At the same time they provide simplicity to the system logic designer, making the task of designing and using Altera's chips relatively easy.

         The architectures used in the Company's Classic, MAX 5000, MAX 7000, FLASHlogic, and MAX 9000 families are known as array-based architectures. These architectures are very regular, comprised of elements called "macrocells," and are optimized for combinatorial logic. The Company's FLEX 8000 and FLEX 10K architectures are optimized for register-intensive logic applications. These architectures consist of fine grained logic elements grouped into higher level logic array blocks which are then connected together with a proprietary programmable interconnect structure. The FLASHlogic family uses non-volatile FLASH memory cells that can be configured as on-board memory or logic.

         Process Technology. Through technology relationships, Altera has gained access to CMOS process technologies from larger semiconductor manufacturers. The Company's first generation PLD product line (known as the "Classic" family) is manufactured using processes with 1.0 and 0.8 micron effective channel lengths. MAX, FLEX, and FLASHlogic products are being produced using processes with effective channel lengths of 0.8 and 0.6 microns and are expected to use more advanced CMOS processes when available. The Company procures wafers from various semiconductor manufacturers including Sharp, Intel, Cypress, and TSMC.

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

         EPROM configuration elements, found on certain of the Company's older Classic and MAX 5000 products, require ultraviolet light for erasure, necessitating relatively expensive quartz-windowed packages. Devices in quartz-windowed packages are primarily used by customers for prototyping and low-volume production. Altera has mitigated this package cost to users by also making its parts available in plastic one-time programmable packages to permit reduced costs for volume production. As the name implies, one-time programmable parts can only be programmed once and are not erasable once programmed. Altera also offers chips incorporating EEPROM (MAX 7000 and MAX 9000) and SRAM (FLEX 8000 and FLEX 10K) configuration elements. The EEPROM ("E2") element permits electrical erasure so that erasure can occur even when packaged in plastic packages, providing further flexibility and cost advantage for customers. The SRAM element provides low stand-by power consumption and in-circuit reconfigurability. FLASH memory elements also offer these features.

         The Company routinely evaluates existing and emerging types of programmable elements. If Altera perceives that such programming methods provide benefits that complement those of its current products, it will consider incorporating them into its products.

         Development System Software

         The Company's development system software and hardware is used to implement logic designs in its chips. Altera's MAX+PLUS II software system contains approximately two million lines of source code. The MAX+PLUS II software runs under the Microsoft Windows operating environment on personal computers and in the Motif environment on Unix workstations. By utilizing these popular graphical user interfaces, the Company has designed the software for portability to widely used personal computers and engineering workstations.

         The Company provides interfaces to many industry standard third party CAE tools via the industry standard EDIF net list format and hardware description languages (Verilog and VHDL, for example). These connections allow the Altera software to be used in conjunction with software packages including those offered by Cadence Design Systems, Inc., Data I/O Corporation, Exemplar Logic, Inc., Intergraph Corporation, Mentor Graphics Corporation, OrCAD Systems Corporation, Synopsys, Inc., and Viewlogic Systems, Inc.

         An Altera chip design for a particular end product application is achieved in four steps: design entry, implementation, verification, and programming. The Company's development software provides complete facilities for each step so that customers can take advantage of a uniform and relatively easy to learn design environment. Extensive on-line help is available in the software to provide relevant information quickly.

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

         The final step, programming, may be performed using the Company's programming hardware and integrated software, or third party programmers such as those from Data I/O Corporation. During this step, the optimized logic design is programmed into a PLD (or serial EPROM in the case of the FLEX SRAM-based logic chips), which is then ready for use on a circuit board in an electronic system product.

PRODUCTS

         Altera sells a range of CMOS programmable logic integrated circuits and associated development software and hardware. The integrated circuits include products aimed at general logic replacement as an alternative to ASICs and products targeted at specific functions. The Company's development software allows the user to take advantage of the features of Altera integrated circuits. The Company's strategy has been to provide support for users of its newest integrated circuits from the date of product introduction by developing its software tools in tandem with the related components. Altera currently markets seven general purpose families of CMOS programmable logic in over 500 package/chip combinations.

         The Company must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance for such products, particularly in light of the industry pattern of price erosion for mature products. Over the past 18 months, the Company has added further enhanced members of its existing MAX 7000 and FLEX 8000 families, and introduced its MAX 9000 and FLEX 10K product families.

The commercial success of these products will depend upon the achievement of targeted yield, product cost, and performance levels and the development of manufacturing, marketing, and support capabilities. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. See "--Research and Development."

         Integrated Circuits

         Classic. This is the initial family of integrated circuits introduced to the market by Altera. It originally consisted of four general-purpose PLDs targeted to replace multiple small scale integrated circuits. The product family was expanded with the acquisition of Intel's PLD division and now includes ten different circuits, although some products will be obsoleted during 1996. This architecture provides densities ranging from an estimated 150 to 900 usable logic gates in packages ranging from 20 to 68 pins. Wafers for this family of products were initially provided by Intel and were subsequently migrated to more advanced CMOS process technologies to provide faster speed and reduced cost. Prior to the acquisition of Intel's PLD division, wafers for most of these products were manufactured for the Company by Sharp; however as a result of separate agreements related to the PLD product line purchase, Intel has re-emerged as a supplier of wafers for this family. All of these products use EPROM configuration elements. The products generally incorporate the first generation architecture and are currently marketed and sold to customers as the "Classic" family of products.

         MAX 5000. This family of PLDs uses a second generation architecture known as Multiple Array MatriX (MAX) to provide greater densities than products in the Classic family. The MAX architecture provides multiple array logic. Signals in the higher-density devices are routed between multiple arrays by the Programmable Interconnect Array that delivers a high percentage of routability. This multiple array architecture enables MAX 5000 PLDs to offer the speed of smaller arrays with the integration density of larger arrays - MAX 5000 offers up to an estimated 3,750 usable gates. Wafers for MAX 5000 products use EPROM configuration elements and are manufactured by Cypress Semiconductor currently on 0.8 micron and 0.65 micron CMOS process technologies. These products are available in packages ranging from 24 to 100 pins, and Cypress has a license to manufacture and sell certain MAX 5000 products.

         MAX 7000. This third family of PLDs incorporates an enhanced MAX architecture. The MAX 7000 family provides higher integration densities with faster performance and higher pin count than the MAX 5000 family. Current MAX 7000 products offer a range of densities from an estimated 600 to 5000 usable gates, in packages ranging from 44 to 208 pins. This family incorporates EEPROM configuration elements on all of its chips. The Company is currently obtaining most wafers for this product from Sharp.

         FLEX 8000. The FLEX 8000 family, which uses 0.8 micron CMOS technology from Sharp, is based on SRAM configuration elements which provide in-system reconfigurability, and low standby power. The Company also acquires FLEX 8000 wafers from TSMC's facility, using a 0.6 micron CMOS process technology. The FLEX 8000 architecture provides relatively high register count compared to the Classic and MAX architectures, with an estimated 16,000 usable gates and 1,500 registers in a 304 pin package.

         MAX 9000. This further enhanced MAX family is one of the Company's newest architectures. MAX 9000 is a feature- rich, high-density macrocell architecture with up to 560 macrocells (an estimated 12,000 usable gates). The EEPROM-based devices are PCI-compliant and offer non-volatile, 5.0 volt, in-system programmability (ISP). ISP functionality allows these devices to be programmed after being soldered onto the circuit board for manufacturing ease. Devices are offered in packages ranging from 84 to 304 pins and have in-system clock speeds of up to 100 MHz.

         FLEX 10K. The FLEX 10K architecture features an embedded array which can more efficiently implement a variety of memory and specialized logic functions. This family includes the Company's largest devices (currently a device with an estimated 50,000 useable gates), and will be capable of addressing designs estimated to be as large as 100,000 gates and up to 503 pins. Various combinations of memory configurations and complex logic functions can be implemented in FLEX 10K devices. (In mid-1995, the Company discontinued the sale of its 50,000 gate multi-chip module.)

         FLASHlogic. Acquired through the Company's purchase of Intel's PLD product line, this high-speed, medium-density family combines volatile SRAM elements and non-volatile FLASH memory elements to create one of the most feature-rich families in the PLD industry. Features include on-board RAM, ISP, and in-circuit reconfigurability. Devices are offered in usable gate counts from an estimated 800 to 3,200, with up to 208 pin packages, and in-system clock speeds of up to 100 MHz.

         Function-Specific. In contrast to the Company's general-purpose PLDs, which are designed for maximum flexibility, these products dedicate a portion of the circuit to predetermined functions, trading architectural generality for more structured organization. Presently, two products are being sold in the marketplace: a microsequencer chip and a synchronous timing generator chip for imaging applications. Both of these products are expected to be discontinued in 1997. The Company also sells serial EPROM devices which are used as one method of configuring the Company's FLEX 8000 products, which require an external configuration source because of their use of volatile SRAM memory elements. The Company intends to develop other function-specific products as it sees appropriate market opportunities.

         The Company offers a variety of plastic and quartz-windowed ceramic packages for its chips, including dual-in-line, surface mount, ball-grid, and pin-grid array configurations. Altera provides components to meet the operating temperature ranges of commercial and industrial users. The Company also offers its customers a conversion option on a number of its chips, that converts the programmable chip to a non-programmable gate array format. This option is called a Mask Programmable Logic Device (MPLD). By hard coding the programming into the chip with a mask (as with a gate array), Altera is able to provide the customer a lower cost end solution after prototyping with programmable chips.

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

         Altera's software works only with Altera-designed logic chips, thus providing a competitive advantage for Altera when dealing with customers that use its development system. As of the end of 1995, Altera had licensed over 23,000 of its development system software packages, although at any given time only a portion of these are active.

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

         Altera's PC-based development software runs under Microsoft Windows. The compiler software has also been ported and is available for engineering workstations, including Sun, IBM, and Hewlett-Packard workstation platforms. The software, in general, is typically delivered to the customer on CD ROM or on multiple diskettes, along with documentation manuals. The hardware consists of a programming board which plugs into an expansion slot of the user's personal computer, and a programming unit which uses hardware that accepts various chip package types. High-volume production programming equipment is available from Data I/O Corporation and other companies.

         Altera's development software products aid the chip user's design efficiency by allowing the user to continue with proven, familiar methods rather than learn new ones. Accordingly, the most widely-used design methodologies are supported, including Boolean algebra for low-density PLD users, and schematic capture and hardware description languages for TTL and ASIC users.

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

         Altera presently has its primary wafer supply arrangements with four semiconductor vendors: Sharp, Intel, Cypress, and TSMC. See "Patents and Licenses" for a summary of these arrangements. The Company continues to negotiate additional foundry contracts and intends to establish other sources of wafer supply for its products as such arrangements become useful or necessary. Although there are a number of new state of the art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity remains limited, and the Company cannot guarantee that manufacturing capacity constraints will not pose significant problems in the future.

         The Company owns a 17% equity interest in Cypress Semiconductor (Texas) Inc. (CSTI), a subsidiary of Cypress Semiconductor Corporation. Pursuant to the agreements governing this ownership, Altera can obtain wafer supply from CSTI approximately in proportion to its percentage ownership in CSTI. This investment provides Altera with the option to design, produce, and market certain sole-sourced products and to access the next generation process technology at CSTI. The Company uses this facility for the manufacture of all of its MAX 5000 products. Cypress Semiconductor, which has manufacturing and marketing rights to certain MAX 5000 products, also manufactures its own products in the CSTI facility.

         In 1995, the Company entered into several agreements with TSMC whereby it agreed to make certain deposits to TSMC for future wafer capacity allocations extending into 2001. The Company made cash deposits amounting to $2.4 million in 1995 and issued promissory notes for $120.5 million representing partial prepayments for wafers to be supplied under these agreements. Under the terms of these agreements, TSMC agrees to provide the Company with wafers manufactured with TSMC processes and according to the Company's specifications, and the Company agrees to purchase and TSMC agrees to supply, a specific capacity of wafers per year through 2001. Subsequent billings for actual wafers received from TSMC will reduce the prepaid balance. The pre-payments are generally nonrefundable if the Company does not purchase the full prepaid capacity unless the Company identifies a third party purchaser, acceptable to TSMC, for the capacity. To further secure capacity, in 1995 Altera entered into a letter of intent concerning the formation of a joint-venture company with TSMC and several other prospective partners to build a US-based wafer fab. Under the terms of the letter of intent, Altera will receive 16% equity ownership in the joint venture company and up to 24% capacity in the wafer fab. Altera's investment in the joint venture is expected to be $125 million to be paid over the next two years.

         The Company depends upon its foundries to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. The manufacture of advanced CMOS semiconductor wafers is a highly complex process, and the Company has from time to time experienced difficulties in obtaining acceptable yields and timely deliveries from its suppliers. Good production yields are particularly important to the Company's business, including its ability to meet customers' demand for products and to maintain profit margins. The manufacture of semiconductor products is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is common in the semiconductor industry, the Company has from time to time experienced in the past and expects that it will experience in the future production yield problems. Accordingly, no assurance can be given that the Company will not experience significant production yield problems with one or more of its product lines. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products and recently experienced long lead times from vendors on some of its new products. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results. The Company expects that, as is customary in the semiconductor business, in order to maintain or enhance competitive position, it will in the future continue to convert its fabrication process arrangements to larger wafer sizes, to more advanced process technologies, or to new suppliers. Such conversions entail inherent technological risks that can adversely affect yields and delivery times. In addition, if for any reason the Company were required to seek alternative sources of supply, shipments could be delayed significantly while such sources are qualified for volume production, and any significant delay would have a material adverse effect on the Company's operating results.

         After wafer manufacturing is completed, each wafer is tested using a variety of test and handling equipment. Resulting good die are separated into individual chips that are then encapsulated in ceramic or plastic packages by subcontractors in Korea, Hong Kong, Malaysia, and the Philippines.

         Following assembly, the packaged units receive final testing. Altera has developed sophisticated proprietary test software and hardware that provides relatively high speed, back-end testing. After final testing, each unit goes through marking and final inspection prior to shipment to customers.

         Much of the manufacturing, assembly, testing, and packaging of Altera's development system hardware products is done by outside contractors.

         Although the Company's wafer fabrication, assembly, and other subcontractors have not recently experienced any serious work stoppages, the social and political situations in countries where certain subcontractors are located are volatile, and any prolonged work stoppages or other inability of the Company to manufacture and assemble its products would have a serious adverse effect on the Company's operating results. Furthermore, economic risks, such as changes in tax laws, tariff or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's operating results.

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

         In the United States, Altera's major distributors currently include Arrow/Schweber Electronics Inc. and Wyle Electronics Marketing Group, a division of Wyle Laboratories which provide nationwide coverage. From time-to-time the Company expects that it may add or delete distributors from its selling organization as it deems appropriate to the level of business.

         To support its distribution network and focus on the target accounts and the direct OEM channel of business, the Company has manufacturer's representative firms throughout the United States and Canada. The Company also has domestic sales offices in San Jose and in major metropolitan areas throughout the country.

         The Company's international business is supported by a network of technical distributors throughout Europe and the Far East. The Company has representation in every major European country, in Israel, Japan, Australia, South America, and the Pacific Rim. International sales management offices are located in the metropolitan areas of Hong Kong, London, Munich, Ottawa, Paris, Seoul, Tokyo, and Turin.

         Customer service and support are important aspects of the CMOS programmable logic integrated circuit business. Altera provides several levels of user support, including applications assistance, design services, and customer training. The Company's applications engineering staff publishes data sheets and application notes, conducts technical seminars, and provides design assistance via modem links to the customer's design station. Customer service is supported with inventory maintained both at the factory and at distributors' locations to provide short-term delivery of chips.

         During each of the last three years, export sales constituted nearly half of the Company's total sales revenue. Through 1995, almost all export sales were denominated in U.S. dollars, but the Company is considering doing an increased amount of business in local currencies in the future. The Company's export sales are subject to those risks common to all export activities, including governmental regulation, possible imposition of tariffs or other trade barriers, and currency fluctuations. Certain export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. From time to time, the

Company has experienced delays in obtaining the necessary licenses, but to date such delays have not had a material adverse effect on the Company's business. There can be no assurance that such delays will not occur in the future, however, or that if such delays do occur, that they will not have a material adverse effect on the Company's business or operating results.

         In the year ended December 31, 1995, worldwide sales through distributors accounted for approximately 79% of sales. Two distributors accounted for approximately 21% and 15% of sales in 1995, and each accounted for approximately 15% of sales in 1994, and 10% in 1993. No direct OEM customer accounted for more than 10% of the Company's sales in 1995, 1994, or 1993. Export sales constituted 47%, 48%, and 49% of sales in 1995, 1994, and 1993, respectively.

BACKLOG

         The Company's backlog of released orders at December 31, 1995 was approximately $189.6 million as compared to approximately $51.8 million at December 31, 1994. The Company includes in its backlog OEM customer-released orders that are requested for delivery within the next 12 months, and distributor orders requested for delivery within the next six months. The Company produces standard products which may be shipped from inventory within a short time after receipt of an order. The Company's business has been characterized by a high percentage of short-term orders with short-term shipment schedules (turns orders). At times, due to high demand and supply constraints in certain products, lead times can lengthen, causing an increase in backlog. However, orders constituting the Company's current backlog are cancelable without significant penalty at the option of the purchaser, thereby decreasing backlog during periods of lower demand. In addition, distributor shipments are subject to price adjustments. Accordingly, backlog as of any particular date should not be used as a measure of sales for any future period.

PATENTS AND LICENSES

         The Company owns more than 50 United States patents and has additional pending United States patent applications on its semiconductor products. The Company also has technology licensing agreements with AMD, Cypress, Intel, and Texas Instruments giving the Company royalty-free rights to design, manufacture, and package products using certain patents they control. Other companies have filed applications for, or have been issued, other patents and may develop, or obtain proprietary rights relating to products or processes competitive with those of the Company. From time to time the Company may find it desirable to obtain additional licenses from the holders of patents relating to products or processes competitive with those of the Company. Although its patents and patent applications may have value in discouraging competitive entry into the Company's market segment and the Company believes that its current licenses will assist it in developing additional products, there can be no assurance that any additional patents will be granted to the Company, that the Company's patents will provide meaningful protection from competition, or that any additional products will be developed based on any of the licenses that the Company currently holds. In addition, there can be no assurance that such additional licenses could be obtained on terms or conditions acceptable to the Company or that such licenses, if obtained, would lead to the development of additional products. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel, rather than on its patents, licenses, or other proprietary rights.

         The Company has entered into technology cross-licensing agreements with Cypress Semiconductor and Texas Instruments, in connection with wafer supply and second source relationships. Pursuant to these agreements, the Company has been granted rights to procure wafers from these companies and to design products using certain technology that may be protected by such companies' patents. The Company has, in turn, granted Cypress Semiconductor and Texas Instruments rights to manufacture and sell certain of the Company's products. In each of the Company's product license agreements, the licensee has been granted a license with respect to a limited portion of the Company's overall product line. Sharp, TSMC, and Intel manufacture wafers for the Company but do not have rights to sell the Company's products. Except for the deposit agreements with TSMC, the Company's wafer supply agreements do not require minimum purchases by the Company.

         An agreement with Cypress Semiconductor covers certain of the Company's MAX 5000 family products. An initial agreement, entered into in June 1987, was terminated on November 23, 1993, though product licenses continue after termination. In April 1990, the Company entered into an additional agreement with Cypress Semiconductor regarding an 17% equity
investment in CSTI and a related supply agreement.   This supply agreement was
amended effective November 23, 1993, and currently is in effect.   See
"-Manufacturing."

         The agreement with Texas Instruments covered certain chip types within the Classic family. The agreement expired in July 1995, but the second source license survived termination of the agreement. Texas Instruments has agreed to continue to provide foundry services for an additional year beyond the expiration of the agreement.

         The Company entered into an intellectual property cross-licensing agreement with Intel as part of the Company's purchase of Intel's PLD division in October 1994. The agreement continues for the lives of the licensed patents, and is perpetual with respect to other licensed intellectual property.

         In March 1987, the Company and Monolithic Memories, Inc. (MMI) entered into an agreement cross-licensing all of each others' patents covering programmable and reprogrammable logic devices and processes for making such devices having a first filing date prior to April 1, 1989, as part of the settlement of a patent suit against the Company. This agreement covered only patents, and no products or non-patented technology was licensed to either company as a result of this agreement. In March, 1988, AMD succeeded to MMI's rights and responsibilities under the license agreement, and agreed to be bound by the terms of the agreement, in connection with its acquisition of MMI. In March 1994, AMD informed the Company that it believes the scope of the patent license described above is more limited than the Company has interpreted such license in the past. In August, 1994, AMD sued the Company on patents for which the Company believes it is licensed. It is not yet possible to determine what effect, if any, this dispute might have on the operations of the Company (see
Item 3. Legal Proceedings).

         The Company, in the normal course of business, from time to time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from companies, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions which would not have a material and adverse effect on the Company's operating results. If the inquiring companies were to allege infringement of their patents, as is the case in the Company's current litigation with two of its competitors, there can be no assurance that any necessary licenses could be obtained, and, if obtainable, would be on terms or conditions that would not have a material adverse effect on the Company. In addition, if litigation ensued, there can be no assurance that these companies would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's products families. It may be necessary or desirable for the Company to incur litigation expenses to enforce its intellectual property rights. There is no assurance that any such litigation would be successful, or that the Company's patents would be upheld if challenged.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities have focused primarily on general-purpose programmable logic chips and on the associated development software and hardware. The Company has developed these related products in parallel to provide software support to customers simultaneously with circuit introduction. Altera believes that advanced software tools are a critical factor in the advancement of programmable semiconductor technology. Since 1991, the Company's research and development activities have been primarily directed toward the design of the MAX 7000 integrated circuits and subsequently the FLEX 8000, MAX 9000, and FLEX 10K circuits, as well as the development of new software and hardware for these circuits, cost reductions and advancements in other existing products, and development of alternative architectures and technologies. In 1994, the Company announced and is now shipping the MAX 9000 family and an enhanced version of the FLEX 8000 family (the 8000A family) using 0.6 micron, three layer metal technology. In the first quarter of 1995, the Company announced the FLEX 10K family; shipments commenced in the fourth quarter of 1995.

         The Company's research and development expenditures in 1995, 1994, and 1993 were $33,849,000, $22,249,000, and $16,847,000 (excluding an R&D In Process charge in 1994 of $23,745,000 associated with the Intel PLD product line acquisition), respectively. The Company has not capitalized research and development or software costs to date. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products, particularly in light of the industry pattern of price erosion for mature products and increasing competition of the programmable logic market. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. If the Company were unable to successfully define, develop, and introduce competitive new products, and enhance its existing products, its future operating results would be adversely affected.

COMPETITION

         The semiconductor industry overall is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and price erosion resulting from both product obsolescence and price competition. The Company competes directly with a number of fast-growing domestic companies that devote a significant portion of their resources to new product development and existing product enhancement. The semiconductor industry also includes many large domestic and foreign companies that have substantially greater financial, technical, and marketing resources than the Company. The Company currently experiences direct competition from AT&T and other large companies, and others offer products that are indirectly competitive with the Company's products or have announced their intention to enter the market.

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

         The Company's competition for its general-purpose programmable logic chips has come from many sources. The Company's licensees, Cypress Semiconductor and, formerly, Texas Instrument and Intel, compete on their particular licensed products. Licensees can compete directly with pin-compatible parts even after a customer has chosen to design its product using the Company's chips. In anticipation of this, the Company structured its licenses so that each individual licensee has rights to a limited portion of the Company's overall product line. In addition, the Company's agreement with Cypress Semiconductor and CSTI allows the Company to manufacture certain products without granting second source rights. At present, only Cypress competes directly with pin-compatible parts, on the MAX 5000 family.

         The Company also experiences significant competition from a number of other companies which are in the market with products competitive with those of the Company. These companies include major domestic and international semiconductor companies, traditional programmable logic and application-specific circuit manufacturers, and emerging companies. Among these are companies such as AT&T, Actel Corporation, AMD, Atmel Corporation, Lattice Semiconductor Corporation, and Xilinx. The Company's primary competition is from suppliers of products marketed as field programmable gate arrays ("FPGAs"), though as the average pin count and functional density for the Company's products continue to increase, the Company expects to compete to an increasing extent with ASIC suppliers, such as LSI Logic.

         A number of very large, well-financed companies have announced their intentions to compete with the Company in its core business, and in some cases are already shipping products. These companies, including AT&T, Motorola, and others, all have proprietary wafer manufacturing ability, preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, much greater financial resources than those of the Company, and other significant advantages over the Company. The Company expects that as the dollar volume of the programmable logic market grows, the attractiveness of this market to larger, more powerful competitors will continue to increase.

         Substantial direct or indirect competition could have a significant adverse effect on the Company's future sales and operating results.

EMPLOYEES

         As of December 31, 1995, the Company had 881 regular employees: 240 in engineering and development, 249 in sales and marketing, 289 in manufacturing, and 103 in administration and finance. The success of the Company is dependent in large part upon the continued service of its key management, technical, sales, and support employees and on its ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and their loss as employees could have an adverse effect on the Company. The Company believes employee relations are good.

ITEM 2.  PROPERTIES.

         The Company's headquarters are in facilities in San Jose, California totaling approximately 220,000 square feet. Design, limited manufacturing, research, marketing, and administrative activities are performed in these facilities. The Company occupies these properties under non-cancelable leases which expire in 1997, and under which it has multiple options to renew for up to 17 1/2 years on the majority of the premises. In June 1995, the Company purchased approximately 25 acres of land near the Company's present headquarters for the long term development of a multiple building corporate headquarters. The Company is formulating development plans for the site and presently anticipates building approximately 500,000 square feet of office and light manufacturing space on the new site. Construction is expected to be completed in 1997. The Company also leases on a short-term basis office facilities for its domestic and international sales management offices.

ITEM 3.  LEGAL PROCEEDINGS.

         In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. A motion by Xilinx to transfer the Delaware cases to California is pending. The California litigation is presently the subject of court-ordered mediation. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. The case has been bifurcated to provide that a separate trial on the issue of the scope of the existing cross-license agreement between the parties will precede the trial on the infringement claims. Due to the nature of the litigation with AMD, and because the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

                                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The textual portion of the section entitled "About Your Investment" and the section entitled "Corporate Directory" in the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995 ("1995 Annual Report") are incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The section entitled "Selected Consolidated Financial Data/Five-Year Summary" in the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The textual portion of the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 16, 1996 and the section entitled "Selected Consolidated Financial Data/Quarterly Data (Unaudited)" in the Company's 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company and their ages are as follows:


                  NAME                       AGE                           POSITION WITH THE COMPANY
---------------------------------------------------------------------------------------------------------------------------
Rodney Smith                                 55      Chairman of the Board of Directors; President; and Chief Executive
                                                     Officer
C. Wendell Bergere                           50      Vice President, General Counsel, and Secretary
Denis Berlan                                 46      Vice President, Operations
Erik Cleage                                  35      Vice President, Marketing
John R. Fitzhenry                            46      Vice President, Human Resources
Clive McCarthy                               49      Vice President, Development Engineering
Paul Newhagen(1)(3)                          46      Director; Vice President, Administration
Thomas J. Nicoletti                          49      Vice President, Investor Relations and Business
Nathan Sarkisian                             37      Vice President, Finance; Chief Financial Officer
Peter Smyth                                  58      Vice President, Sales
Michael A. Ellison(1)(2)(3)                  50      Director
Robert W. Reed(1)(3)                         49      Director
William E. Terry(1)(2)                       62      Director

---------------------------

(1)   Member of Nominating Committee
(2)   Member of Compensation Committee.
(3)   Member of Audit Committee.

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

         C. Wendell Bergere joined the Company in August 1995 as Vice President, General Counsel, and Secretary. Prior to joining the Company, from 1993 to 1995, Mr. Bergere was Special Counsel at the law firm of Sheppard, Mullin, Richter & Hampton. From 1982 to 1993, he was Vice President, General Counsel, and Secretary of The Perkin-Elmer Corporation.

         Denis M. Berlan joined the Company in December 1989 as Vice President, Product Engineering, and was named Vice President, Operations and Product Engineering in October 1994. In January 1996, he was named Vice President, Operations.

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

         John R. Fitzhenry joined the Company in May 1995 as Vice President of Human Resources. From 1983 to May 1995, he was employed by Apple Computer, Inc., a manufacturer of personal computers, in various human resource management positions.

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

         Thomas J. Nicoletti joined the Company in October 1992 as Vice President of Finance and was appointed Chief Financial Officer in February 1993. In August 1995 he became Vice President, Investor Relations and Business Development. Previously, he was Chief Financial Officer for Procase, Inc., a software company, and for Lam Research Corporation, a semiconductor equipment manufacturer. Prior to that, Mr. Nicoletti was employed by Fairchild and AMD in various accounting and financial positions.

         Nathan Sarkisian joined the Company in June 1992 as Corporate Controller. He was appointed Vice President, Finance and Chief Financial Officer in August 1995. Prior to joining the Company, Mr. Sarkisian held various accounting and financial positions at Fairchild Semiconductor Corporation, and at Schlumberger, an oil field services company.

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

         Michael A. Ellison has served as a director of the Company since April 1984. Since October 1994, Mr. Ellison has been the Chief Executive Officer of Steller, Inc., a distributor of electronic parts. Until December 1992, he was a General Partner at Cable & Howse Ventures, a venture capital investment firm, and following that a private venture capital investor. Mr. Ellison also served as a director of Wall Data Incorporated from September 1986 to January 1996.

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

         William E. Terry has served as a director of the Company since August 1994. Mr. Terry is a former director and Executive Vice President of the Hewlett-Packard Company, a diversified electronics manufacturing company. At Hewlett- Packard, he held a number of senior management positions, including general manager of Hewlett-Packard's Data Products and Instrument Groups, and subsequently had overall responsibility for the Measurement Systems Sector. He retired from Hewlett- Packard in November 1993. Mr. Terry also serves as a director of Key Tronic Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

         The section entitled "Executive Compensation" and the section entitled "Changes to Benefit Plans" in the Company's Proxy Statement dated March 25, 1996 ("Proxy Statement") are incorporated herein by reference.

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

                  The following documents from the Annual Report to Shareholders are filed as part of this report:

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995. Consolidated Balance Sheets at December 31, 1995 and December 31, 1994. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995. Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995. Notes to Consolidated Financial Statements. Report of Independent Accountants.

                  2.       Financial Statement Schedules.

                  All schedules have been omitted as they are either not required, not applicable, or the required information is included in the financial statements or notes thereto.

                  3.       Exhibits.

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 2.1*          Asset Purchase Agreement dated as of July 12, 1994 by and
               between the Company and Intel Corporation.(8)

 2.2*          Amendment No. 1 to Asset Purchase Agreement dated as of October
               1, 1994 by and between the Company and Intel Corporation.(8)

 2.3 Investor Agreement dated as of July 12, 1994 by and between the Company and Intel Corporation.(8)

 3.1           Restated Articles of Incorporation of the Company filed May 23,
               1990.(5)

 3.2 Certificate of Amendment of Articles of Incorporation filed on May 10, 1995.(11)

 3.3 Amended and Restated Bylaws of the Company, as amended through August 18, 1994.(10)

 4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(7)

 4.2 Indenture Agreement dated as of June 15, 1995 by and between Registrant and the First National Bank of Boston, as trustee.(11)

 4.3           Form of Convertible Subordinated Note due 2002.(11)

10.1*          License Agreement dated as of July 12, 1994 with Intel
               Corporation.(9)

10.2*          Supply Agreement dated as of July 12, 1994 with Intel
               Corporation.(9)

10.3(a)+ Forms of Incentive and Nonstatutory Stock Option Agreements under the 1987 Stock Option Plan.(10)

10.3(b)+       1987 Stock Option Plan, as amended May 10, 1995.(12)

10.4(a)+       1987 Employee Stock Purchase Plan, as amended May 10, 1995.(12)



EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------
10.4(b)+     Form of Subscription Agreement under the 1987 Employee Stock
             Purchase Plan.(10)

10.6*        Technology License and Manufacturing Agreement with Cypress
             Semiconductor Corporation, dated June 19, 1987.(1)

10.6(a)*     Termination Agreement dated November 23, 1993, regarding
             Technology License and Manufacturing Agreement with Cypress
             Semiconductor Corporation.(7)

10.11        Form of Sales Representative Agreement.(1)

10.22* Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock Purchase Agreement and Patent
             License Agreement, all dated  March 31, 1987.(1)

10.23        Amended and Restated Lease Agreement with Orchard Investment
             Company Number 611, dated November 10, 1989, for lease of
             Buildings B and C at 2610 Orchard Parkway, San Jose, California.(3)

10.24 First Amendment, effective February 5, 1990, to Lease Agreement with Orchard Investment Company Number 611.(3)

10.25        Product Distribution Agreement with Wyle Electronics Marketing
             Group, effective  May 16, 1984, as amended.(1)

10.26 Form of Indemnification Agreement entered into with each of the Company's officers and directors.(10)

10.30        Technology License and Manufacturing Agreement with Texas
             Instruments Incorporated, dated July 1, 1988.(2)

10.30(a) Amendment No. 2 to Technology License and Manufacturing Agreement with Texas Instruments Incorporated, dated effective October 1,
             1990.(5)

10.31 Product Distribution Agreement with LEX Electronics, Inc., formerly Schweber Electronics Corporation effective December 22,
             1988.(2)

10.31(a)     Consent to Assignment of Product Distribution Agreement, effective
             September 23, 1991.(6)

10.33(a)+    1988 Director Stock Option Plan, as amended January 17, 1996.

10.33(b)+    Forms of Outside Director Nonstatutory Stock Option Agreement
             under the 1988 Director Stock Option Plan.(10)

10.34*       Foundry and PROM II.5 Process Technology License Agreement with
             Cypress Semiconductor Corporation and Cypress Semiconductor
             (Texas) Inc., dated April 24, 1990.(4)

10.34(a)*    Amendment Number 1 dated November 23, 1993, regarding Foundry and
             PROM II.5 Process Technology License Agreement with Cypress
             Semiconductor Corporation and Cypress Semiconductor (Texas) Inc.(7)

10.37        LSI Products Supply Agreement with Sharp Corporation, dated
             October 1, 1993.(7)

10.38+       Altera Corporation Nonqualified Deferred Compensation Plan and
             Trust Agreement dated February 1, 1994, and form of Deferred
             Compensation Agreement.(7)

10.39* Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(11)

10.40*       Option Agreement dated June 26, 1995 between Registrant and
             Taiwan Semiconductor Manufacturing Co., Ltd.(11)

10.41** Memorandum of Intent dated October 1, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.


EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
10.42**       Amendment No. 1 dated as of October 1, 1995 to Wafer Supply
              Agreement dated as of June 26, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. and to
              Option Agreement 1 dated as of June 26, 1995 by and between
              Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
10.43**       Option Agreement 2 dated as of October 1, 1995 by and between
              Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
10.44**       Option Agreement 3 dated as of October 1, 1995 by and between
              Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
10.45(a)+     1996 Stock Option Plan.
10.45(b)+     Form of Stock Option Agreement under 1996 Stock Option Plan.
10.46         Owner/Contractor Agreement for Construction between Registrant and Rudolph and Sletten, Inc. dated January 10, 1996.
11.1          Computation of Earnings per Share.
13.1          Annual Report to Shareholders for the fiscal year ended December
              31, 1995 (to be deemed filed only to the extent required by the instructions to Exhibits for Reports on Form 10-K).
21.1          Subsidiaries of the Registrant.
23.1          Consent of Price Waterhouse LLP (see page 21).
24.1          Power of Attorney (included on page 22).
27.1          Financial Data Schedule.

---------------------------

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

(7) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrants Report on Form 10-K for the fiscal year ended December 31, 1993.

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the registrants' Report on Form 8-K dated October 15, 1994 and 8-KA dated December 15, 1994.

(9) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended September 30, 1994.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1995.

(12) Incorporated by reference to identically named exhibits filed in response to Item 8, "Exhibits," of registrant's Registration Statement on Form S-8, as amended (File No. 33-61085) which became effective July 17, 1995.

* Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

** Confidential treatment requested pursuant to a request for confidential treatment filed with the Commission on March 29, 1996. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit and are marked with asterisks. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

         (b)      Reports on Form 8-K.

                  None

                                                                   EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (No. 33-22877, No. 33-37159, No. 33-57350, and No. 33-61085) of Altera Corporation of our report dated January 16, 1996 appearing on page 32 in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.

/s/ PRICE WATERHOUSE LLP
-------------------------------
PRICE WATERHOUSE LLP

San Jose, California
March 25, 1996

                                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf, by the undersigned thereto duly authorized.

                                                    ALTERA CORPORATION
                                                    --------------------------
                                                    Registrant

                                                    By: /S/ RODNEY SMITH
                                                    --------------------------
                                                    Rodney Smith, President and
                                                    Chief Executive Officer

                                                              March 25, 1996

                                                   POWER OF ATTORNEY

         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Rodney Smith and Nathan Sarkisian, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                         CAPACITY IN WHICH SIGNED                           DATE
               ---------                         ------------------------                           ----
/S/ RODNEY SMITH                         President, Chief Executive Officer                    March 25, 1996
----------------------------------------
Rodney Smith                             (Principal Executive Officer), and
                                         Chairman of the Board of Directors

/S/ NATHAN SARKISIAN                     Vice President - Finance and Chief                    March 25, 1996
----------------------------------------
Nathan Sarkisian                         Financial Officer (Principal Financial
                                         and Accounting Officer)

/S/ MICHAEL A. ELLISON                   Director                                              March 25, 1996
----------------------------------------
Michael A. Ellison

/S/ PAUL NEWHAGEN                        Director                                              March 25, 1996
----------------------------------------
PAUL NEWHAGEN

/S/ ROBERT W. REED                       Director                                              March 25, 1996
----------------------------------------
Robert W. Reed

/S/ WILLIAM E. TERRY                     Director                                              March 25, 1996
----------------------------------------
William E. Terry



                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 2.1*        Asset Purchase Agreement dated as of July 12, 1994 by and
             between the Company and Intel Corporation.(8)

 2.2*        Amendment No. 1 to Asset Purchase Agreement dated as of October
             1, 1994 by and between the Company and Intel Corporation.(8)

 2.3 Investor Agreement dated as of July 12, 1994 by and between the Company and Intel Corporation.(8)

 3.1         Restated Articles of Incorporation of the Company filed May 23,
             1990.(5)

 3.2 Certificate of Amendment of Articles of Incorporation filed on May 10, 1995.(11)

 3.3 Amended and Restated Bylaws of the Company, as amended through August 18, 1994.(10)

 4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(7)

 4.2 Indenture Agreement dated as of June 15, 1995 by and between Registrant and the First National Bank of Boston, as trustee.(11)

 4.3         Form of Convertible Subordinated Note due 2002.(11)

10.1*        License Agreement dated as of July 12, 1994 with Intel
             Corporation.(9)

10.2*        Supply Agreement dated as of July 12, 1994 with Intel
             Corporation.(9)

10.3(a)+ Forms of Incentive and Nonstatutory Stock Option Agreements under the 1987 Stock Option Plan.(10)

10.3(b)+     1987 Stock Option Plan, as amended May 10, 1995.(12)

10.4(a)+     1987 Employee Stock Purchase Plan, as amended May 10, 1995.(12)

10.4(b)+     Form of Subscription Agreement under the 1987 Employee Stock
             Purchase Plan.(10)

10.6*        Technology License and Manufacturing Agreement with Cypress
             Semiconductor Corporation, dated June 19, 1987.(1)

10.6(a)*     Termination Agreement dated November 23, 1993, regarding
             Technology License and Manufacturing Agreement with Cypress
             Semiconductor Corporation.(7)

10.11        Form of Sales Representative Agreement.(1)

10.22* Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock Purchase Agreement and Patent
             License Agreement, all dated  March 31, 1987.(1)

10.23        Amended and Restated Lease Agreement with Orchard Investment
             Company Number 611, dated November 10, 1989, for lease of
             Buildings B and C at 2610 Orchard Parkway, San Jose, California.(3)

10.24 First Amendment, effective February 5, 1990, to Lease Agreement with Orchard Investment Company Number 611.(3)

10.25        Product Distribution Agreement with Wyle Electronics Marketing
             Group, effective  May 16, 1984, as amended.(1)


EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------
10.26        Form of Indemnification Agreement entered into with each of the
             Company's officers and directors.(10)

10.30        Technology License and Manufacturing Agreement with Texas
             Instruments Incorporated, dated July 1, 1988.(2)

10.30(a) Amendment No. 2 to Technology License and Manufacturing Agreement with Texas Instruments Incorporated, dated effective October 1,
             1990.(5)

10.31 Product Distribution Agreement with LEX Electronics, Inc., formerly Schweber Electronics Corporation effective December 22,
             1988.(2)

10.31(a)     Consent to Assignment of Product Distribution Agreement, effective
             September 23, 1991.(6)

10.33(a)+    1988 Director Stock Option Plan, as amended January 17, 1996.

10.33(b)+    Forms of Outside Director Nonstatutory Stock Option Agreement
             under the 1988 Director Stock Option Plan.(10)

10.34*       Foundry and PROM II.5 Process Technology License Agreement with
             Cypress Semiconductor Corporation and Cypress Semiconductor
             (Texas) Inc., dated April 24, 1990.(4)

10.34(a)*    Amendment Number 1 dated November 23, 1993, regarding Foundry and
             PROM II.5 Process Technology License Agreement with Cypress
             Semiconductor Corporation and Cypress Semiconductor (Texas) Inc.(7)

10.37        LSI Products Supply Agreement with Sharp Corporation, dated
             October 1, 1993.(7)

10.38+       Altera Corporation Nonqualified Deferred Compensation Plan and
             Trust Agreement dated February 1, 1994, and form of Deferred
             Compensation Agreement.(7)

10.39* Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(11)

10.40*       Option Agreement dated June 26, 1995 between Registrant and
             Taiwan Semiconductor Manufacturing Co., Ltd.(11)

10.41** Memorandum of Intent dated October 1, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.

10.42**      Amendment No. 1 dated as of October 1, 1995 to Wafer Supply
             Agreement dated as of June 26, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. and to
             Option Agreement 1 dated as of June 26, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.

10.43**      Option Agreement 2 dated as of October 1, 1995 by and between
             Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.

10.44**      Option Agreement 3 dated as of October 1, 1995 by and between
             Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.

10.45(a)+    1996 Stock Option Plan.

10.45(b)+    Form of Stock Option Agreement under 1996 Stock Option Plan.

10.46 Owner/Contractor Agreement for Construction between Registrant and Rudolph and Sletten, Inc. dated January 10, 1996.

11.1         Computation of Earnings per Share.

13.1         Annual Report to Shareholders for the fiscal year ended December
             31, 1995 (to be deemed filed only to the extent required by the instructions to Exhibits for Reports on Form 10-K).

21.1         Subsidiaries of the Registrant.

23.1         Consent of Price Waterhouse LLP (see page 21).

24.1         Power of Attorney (included on page 22).

27.1         Financial Data Schedule.

---------------------------


See Pages 19-20 for footnotes.