Form 10-Q
period 1996-03-31
ALTERA CORP
filed 1996-05-10
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------
Commission file number 0-16617


                               ALTERA CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                               77-0016691
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2610 Orchard Parkway, San Jose, California  95134
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (408) 894-7000

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                  Yes   X      No
                     ------       -----

   Number of shares of common stock outstanding at March 31, 1996: 43,688,474

                               ALTERA CORPORATION


                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                 MARCH 31, 1996



                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                    March 31,    Dec.31,
                                                       1996        1995
                                                   -----------   --------
ASSETS                                             (Unaudited)
Current assets:
  Cash, cash equivalents                           $102,479   $ 79,409
  Short-term investments                            247,187    285,810
                                                   --------   --------
    Total cash, cash equivalents, and
      short-term investments                        349,666    365,219
  Accounts receivable, less allowance
    for doubtful accounts of $1,460 and $1,005       60,362     54,518
  Inventories                                        75,146     55,421
  Deferred income taxes                              43,339     37,339
  Other current assets                                5,621      5,510
                                                   --------   --------
    Total current assets                            534,134    518,007

Property and equipment, net                          57,935     54,846
Investments and other assets                        143,237    142,701
                                                   --------   --------
                                                   $735,306   $715,554
                                                   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 24,039   $ 17,049
  Accrued liabilities                                92,932     72,209
  Notes payable                                      53,800     61,920
  Accrued compensation                                8,444     16,347
  Income taxes payable                               26,490      4,240
                                                   --------   --------
    Total current liabilities                       205,705    171,765

Notes payable                                         9,600
                                                                58,600
Convertible notes                                   230,000    230,000
                                                   --------   --------
Total liabilities                                   445,305    460,365
                                                   --------   --------
Shareholders' equity:
  Common stock; no par value: 80,000,000
    shares authorized, 43,688,474 and 43,558,321
    shares issued and outstanding                    86,817     83,445
  Retained earnings                                 203,184    171,744
                                                   --------   --------
                                                    290,001    255,189
                                                   --------   --------
                                                   $735,306   $715,554
                                                   ========   ========

                               ALTERA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           THREE MONTHS ENDED
                                          March 31,  March 31,
                                            1996       1995
                                          --------   -------
Sales                                     $137,098   $75,038
                                          --------   -------
Costs and expenses:
   Cost of sales                            53,054    30,051
   Research and development                 12,523     6,586
   Selling, general, and administrative     23,320    15,382
                                          --------   -------

     Total costs and expenses               88,897    52,019
                                          --------   -------

Operating income                            48,201    23,019
Interest and other income                      923       945
                                          --------   -------
Income before taxes                         49,124    23,964

Provision for income taxes                  17,684     8,867
                                          --------   -------

Net income                                $ 31,440   $15,097
                                          ========   =======

Income per share:
  Primary                                 $   0.68   $  0.34
                                          ========   =======
  Fully diluted                           $   0.66   $  0.34
                                          ========   =======

Shares and equivalents used in
  calculation of income per share:
  Primary                                   45,968    45,062
                                          ========   =======
  Fully diluted                             50,463    45,062
                                          ========   =======

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                      March 31,    March 31,
                                                         1996        1995
                                                      ---------    --------
Cash flows from operating activities:
    Net income                                        $  31,440    $ 15,097
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                         4,603       2,666
    Changes in assets and liabilities:
      Accounts receivable, net                           (5,844)    (12,242)
      Inventories                                       (19,725)      1,074
      Deferred income taxes                              (6,000)        --
      Other current and non-current assets                 (111)     (1,139)
      Accounts payable                                    6,990       2,802
      Accrued liabilities                                20,723       6,011
      Accrued compensation                               (7,903)     (3,187)
      Income taxes payable                               22,250       7,948
                                                      ---------    --------

Cash provided by operating activities                    46,423      19,030
                                                      ---------    --------

Cash flows from investing activities:
  Purchases of property and equipment                    (6,228)     (5,280)
  Net change in short-term investments                   38,623         245
  Long-term investments                                  (2,000)       --
                                                      ---------    --------

Cash provided by (used for) investing activities         30,395      (5,035)
                                                      ---------    --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock              3,372       1,811
  Payment on notes payable                              (57,120)       --
                                                      ---------    --------

Cash provided by (used for) financing activities        (53,748)      1,811
                                                      ---------    --------

Net increase in cash and cash equivalents                23,070      15,806
Cash and cash equivalents at beginning of period         79,409      41,639
                                                      ---------    --------

Cash and cash equivalents at end of period            $ 102,479    $ 57,445
                                                      =========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes        $   1,320    $    910

                               ALTERA CORPORATION

                         NOTES TO FINANCIAL INFORMATION
                                   (Unaudited)


Note 1 - Interim Statements:

In the opinion of the Company, the accompanying unaudited financial data contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. Results for the interim period presented are not necessarily indicative of results for the entire year.

Note 2 - Balance Sheet Detail:

                                         (In Thousands)
                                      March 31,     Dec. 31,
                                        1996         1995
                                      ---------    --------
                                     (Unaudited)
Inventories:
  Purchased parts and raw materials   $   1,715    $  2,067
  Work-in-process                        50,112      38,617
  Finished goods                         23,319      14,737
                                      ---------    --------
                                      $  75,146    $ 55,421
                                      =========    ========

Property and equipment:
  Land                                $  19,925    $ 19,925
  Building                                2,028       1,605
  Equipment                              67,939      64,703
  Office furniture and equipment          7,704       4,908
  Leasehold improvements                  3,261       3,512
                                      ---------    --------
                                        100,857      94,653
  Less accumulated depreciation and
    amortization                        (42,922)    (39,807)
                                      ---------    --------
                                      $  57,935    $ 54,846
                                      =========    ========

Note 3 - Earnings per Share:

Primary income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the assumed net shares issuable upon the exercise of dilutive stock options using the treasury stock method. The Convertible Subordinated Notes issued in June 1995 are not common stock equivalents and, therefore, have been excluded from the computation of primary earnings per share.

Fully diluted net income per share is computed by adjusting the primary shares outstanding and net income for the potential effect of the conversion of the weighted convertible subordinated notes into shares of common stock outstanding during the respective periods and the elimination of the related interest requirements (net of income taxes).

                               ALTERA CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. First quarter 1996 sales of $137.1 million were 83% higher than the $75.0 million reported for the same period last year, and were up 9% from fourth quarter 1995 sales of $125.3 million. Sales were higher than the first quarter of 1995 primarily as a result of higher sales of the Company's MAX 7000 and FLEX 8000 product lines. As compared to the same period last year, sales in North America increased 101% and international sales increased 64%. As compared to the prior quarter, sales growth was primarily driven by the MAX 7000 family. Although sales growth was strongest in the Asia Pacific, all sales channels reported growth compared to the fourth quarter of 1995, except for Japan where sales declined approximately 10%. While overall orders exceeded shipments in the first quarter, order rates declined significantly in the last several weeks of the quarter and in the beginning weeks of the second quarter.

         Two factors, improved availability of the Company's products and slowing growth rates in end-markets, have resulted in a rapidly changing business climate for the Company. First, as a result of increased wafer supply from the Company's vendors, the delivery lead times for many of the Company's products were reduced significantly over the course of the first quarter of 1996. This resulted in a change from 1995 when supplies were constrained and the Company's customers held greater inventories and placed orders prior to requested delivery dates by as much as six months in order to secure a supply of the Company's products. Now that most of the Company's products have significantly increased availability, end-customers are likely to reduce their inventories by purchasing less product in the near term. Second, while end-customer demand for the Company's products increased in the first quarter, the growth rate of such demand declined as compared to recent quarters. Management believes that this decline is being driven by slower growth rates in the markets of the Company's end-customers as well as reductions in end-customer inventories. Thus, management believes that the growth rate for sales of the Company's products in the near term will be substantially lower than has been experienced in the past twelve months.

         The Company expects to increase its supply of inventories on hand during 1996 to support customers' desire to order on a shorter lead time basis. During 1995, the Company entered into several agreements with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), whereby it agreed to make deposits to TSMC for future wafer capacity allocations extending into 2001. The prepayments under these agreements are generally nonrefundable if the Company does not purchase the prepaid capacity or identifies an acceptable third-party purchaser. These agreements may impair the Company's flexibility to reduce its wafer supply should demand decrease below levels presently anticipated.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also increase pricing pressure and compete for overall unit sales. The Company has responded to these pricing pressures with the introduction of new, higher margin products. In 1995 the Company began shipping two new product families, the MAX 9000 and FLEX 10K families. Future growth rates will be highly dependent on, among other things, market acceptance of these new product lines. There can be no assurance that these or other new products will be successful in securing broad market acceptance or achieving higher margins, or that the average selling price decline on existing products will not accelerate.

         Gross Margin. Gross margin percentage in the first quarter of 61.3% was essentially equal to the prior quarter, but up from 59.9% in the same period a year ago. The gross margin improvement over the prior year was attributed to a greater proportion of proprietary product shipments at higher margins and improved manufacturing yields. Despite a reduction in book prices on the MAX 7000 and FLEX 8000 product lines in the first quarter of 1996, the gross margin was maintained from the prior quarter as a result of lower manufacturing costs resulting from improved yields and scale economies on higher manufacturing volumes.

         Although yields improved in the first quarter of 1996 as compared to the prior quarter, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources to improve production yields on its products. The need to improve production yields also exists with the new products and fabrication processes used by the Company. However, there can be no assurances that these cost reductions will be achieved. Start-up difficulties often occur when beginning production of products on new processes, and these difficulties could potentially result in higher costs and reduced product availability. Management also expects to introduce products in the future using other process technologies new to the Company and expects that it may encounter similar difficulties at such times. Production throughput times also vary considerably among the Company's wafer suppliers and the Company has experienced delays from time to time in processing some of its products. In addition, the slowed growth in demand during the first quarter of 1996 and high inventory levels at distributors and end-customers is causing pricing pressures on the Company's products. The Company has announced a price reduction on the FLEX 8000 product line effective in the second quarter. Management believes that cost reductions stemming from recently improved manufacturing yields will offset the effect of this price reduction on the margins, however, there can be no assurance that such cost reductions will be achieved or maintained. Additional price reductions may be implemented during 1996 for competitive reasons. Such price reductions may result in the deterioration of gross margins.

         Research and Development. Research and development expenditures were $12.5 million for the quarter ended March 31, 1996, or $5.9 million higher than the quarter ended a year ago, and up $2.0 million from the prior quarter. The increase as compared to the previous year is the result of higher expenditures related to prototype and development wafers, and pre-production processes for the recently introduced MAX 9000 and FLEX 10K product families, as well as general spending on development of process technology, development of software to support new products and design environments, and development of new packages. Management of the Company expects to continue to make significant investments in research and development. The Company is focusing its research and development efforts on the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance or that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. First quarter selling, general, and administrative expenses of $23.3 million increased $7.9 million from a year ago, and $1.4 million from the prior quarter. The increase as compared to the prior year was due to increased commission and incentive expenses (on the increased sales volume), increased advertising and promotional expenditures, and increased salary expenses due to increased field sales, marketing, and administrative headcounts. Increased commission and incentive expenses and increased administrative expenses were the primary reasons for the increase compared to the prior quarter. As a percentage of revenue, first quarter selling, general, and administrative expenses at 17.0% were down from the prior year due to revenues increasing at a faster rate than expenses and were approximately at the same level as the fourth quarter of 1995.

         Selling expenses have increased compared to both last year and last quarter, driven by increased advertising and merchandising expenditures, higher commissions and incentives (on increased sales), and increased marketing and field sales headcounts. The Company uses three methods to market its products: sales through licensed domestic and foreign distributors, direct sales to electronics manufacturers via independent sales representatives, and direct sales to customers by Altera sales department personnel. The Company has approximately twenty field sales offices. Approximately 80% percent of the Company's current worldwide sales are made through distributors. As a percentage of revenue, selling expenses were lower than they were in the prior quarter and in the quarter ended one year ago.

         Operating Income. First quarter 1996 operating income of $31.4 million, representing 22.9% of sales, was higher than the first quarter of 1995 and approximately the same as the most recent prior quarter on a percentage of revenue basis. The improvement compared to the first quarter of 1995 is attributed to the growth in revenues, which have grown faster than operating expenses.

         Interest and Other Income. Interest income decreased over last quarter and prior year as a result of decreased cash balances because of a $57.1 million payment made in January 1996 on a note payable to TSMC. Further, interest income was partially offset by interest expense of $3.0 million during the quarter related to the convertible notes issued in June 1995.

         Income Taxes. The Company's provision for income taxes was 36% in 1996 compared to 37% in 1995. The decrease in the income tax rate is primarily due to an increased amount of earned interest from tax exempt investments.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs, and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

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

         The Company, in the normal course of business, from time-to-time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from companies, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on the Company's operating results. If the inquiring companies were to allege infringement of their patents, as is the case in the Company's current litigation with two of its competitors, there can be no assurance that any necessary licenses could be obtained, and, if obtainable, that such licenses would be on terms or conditions that would not have a material adverse effect on the Company. In addition, if litigation ensued, there can be no assurance that these companies would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's product families. It may be necessary or desirable for the Company to incur significant litigation expenses to enforce its intellectual property rights.

Liquidity and Capital Resources

         The Company's cash and investments increased by $15.5 million in the first quarter, from $365.2 million at the end of the fourth quarter of 1995 to $349.7 million at March 31, 1996. During the first quarter of 1996, in accordance with a note payable entered into in 1995, the Company paid a $57.1 million deposit to TSMC for future wafer capacity. In addition, the Company invested approximately $6.2 million in capital, mainly consisting of furniture and test equipment. The Company expects to invest approximately $65-70 million of additional capital during the remainder of 1996, including approximately $35-40 million for the construction of its corporate headquarters. Payments related to a joint venture currently under negotiation with TSMC are expected to aggregate $125 million, of which $75 million will likely be due in 1996 and the remainder in 1997.

The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations, notes payable, and capital investment needs for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. The Company historically has engaged in a variety of foreign exchange hedging strategies to mitigate the exposure from these Yen denominated purchases. This hedging has included the purchase of forward contracts and the use of offsetting Yen receipts. During 1996, the Company held no forward Yen contracts. Effects of inflation on Altera's financial results have not been significant.


Safe Harbor Notice

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors described in this report and in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION

                                    FORM 10-Q

                              FOR THE QUARTER ENDED

                                 MARCH 31, 1996


                                     PART II

                                OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS.

         In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. A motion by Xilinx to transfer the Delaware cases to California has been granted. The California litigation is presently the subject of court-ordered mediation. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that such results will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. The case has been bifurcated to provide that a separate trial on the issue of the scope of the existing cross license agreement between the parties will precede the trial on the infringement claims. Due to the nature of the litigation with AMD, and because the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that such results will have a material adverse effect on the Company's financial condition or results of operations.

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

                                       ALTERA CORPORATION


                                       /s/Nathan Sarkisian
                                       --------------------------------------
                                       Nathan Sarkisian, Vice President
                                       (duly authorized officer), and  Chief
                                       Financial Officer (principal financial
                                       officer)

                                       Date:  May 6, 1996