Form 10-Q
period 1996-06-30
ALTERA CORP
filed 1996-08-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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


              Yes   X                                    No
                  -----                                     -----

    Number of shares of common stock outstanding at June 30, 1996: 43,721,685

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                  JUNE 30, 1996









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                        June 30,            Dec.31,
                                                          1996               1995
                                                       -----------       -----------
ASSETS                                                 (Unaudited)

Current assets:
  Cash, cash equivalents                               $   104,067       $    79,409
  Short-term investments                                   187,284           285,810
                                                       -----------       -----------
    Total cash, cash equivalents, and
      short-term investments                               291,351           365,219
  Accounts receivable, less allowance
    for doubtful accounts of $1,662 and $1,005              40,048            54,518
  Inventories                                              101,124            55,421
  Deferred income taxes                                     43,840            37,339
  Other current assets                                       3,250             5,510
                                                       -----------       -----------
    Total current assets                                   479,613           518,007

Property and equipment, net                                 64,067            54,846
Investments and other assets                               218,630           142,701
                                                       -----------       -----------
                                                       $   762,310       $   715,554
                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    21,455       $    17,049
  Accrued liabilities                                       85,036            72,209
  Notes payable and short-term obligations                  42,120            61,920
  Accrued compensation                                      11,071            16,347
  Income taxes payable                                         924             4,240
                                                       -----------       -----------
    Total current liabilities                              160,606           171,765

Notes payable and long-term obligations                     56,160            58,600
Convertible notes                                          230,000           230,000
                                                       -----------       -----------
Total liabilities                                          446,766           460,365
                                                       -----------       -----------
Shareholders' equity:
  Common stock; no par value:  80,000,000
    shares authorized, 43,721,685 and 43,558,321
    shares issued and outstanding                           88,095            83,445
  Retained earnings                                        227,449           171,744
                                                       -----------       -----------
    Total shareholders' equity                             315,544           255,189
                                                       -----------       -----------
                                                       $   762,310       $   715,554
                                                       ===========       ===========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                ------------------              ----------------
                                              June 30,       June 30,       June 30,       June 30,
                                                1996           1995           1996           1995
                                              --------       --------       --------       --------

Sales                                         $116,295       $ 92,165       $253,393       $167,203
                                              --------       --------       --------       --------
Costs and expenses:
   Cost of sales                                44,849         37,489         97,903         67,540
   Research and development                     11,343          7,677         23,866         14,263
   Selling, general, and administrative         22,574         17,014         45,894         32,396
                                              --------       --------       --------       --------

     Total costs and expenses                   78,766         62,180        167,663        114,199
                                              --------       --------       --------       --------

Operating income                                37,529         29,985         85,730         53,004
Interest and other income                          387          1,177          1,310          2,122
                                              --------       --------       --------       --------
Income before taxes                             37,916         31,162         87,040         55,126

Provision for income taxes                      13,651         11,530         31,335         20,397
                                              --------       --------       --------       --------

Net income                                    $ 24,265       $ 19,632       $ 55,705       $ 34,729
                                              ========       ========       ========       ========

Income per share:
  Primary                                     $   0.53       $   0.43       $   1.21       $   0.77
                                              ========       ========       ========       ========
  Fully diluted                               $   0.52       $   0.43       $   1.18       $   0.77
                                              ========       ========       ========       ========

Shares and equivalents used in
calculation of income per share:
  Primary                                       45,774         45,524         45,889         45,339
                                              ========       ========       ========       ========
  Fully diluted                                 50,269         46,077         50,373         45,791
                                              ========       ========       ========       ========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                          SIX MONTHS ENDED ENDED
                                                          ----------------------

                                                         June 30,         June 30,
                                                           1996             1995
                                                        ---------        ---------

Cash flows from operating activities:
  Net income                                            $  55,705        $  34,729
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                           9,691            5,573
    Changes in assets and liabilities:
      Accounts receivable, net                             14,470          (21,241)
      Inventories                                         (45,703)             194
      Deferred income taxes                                (6,501)          (6,000)
      Other current and non-current assets                  2,260           (1,385)
      Accounts payable                                      4,406            6,225
      Accrued liabilities                                  12,827           15,699
      Accrued compensation                                 (5,276)             615
      Income taxes payable                                 (3,316)            --
                                                        ---------        ---------

Cash provided by operating activities                      38,563           34,409
                                                        ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                     (15,841)         (30,780)
  Net change in short-term investments                     98,526         (218,744)
  Long-term investments                                   (44,120)            --
                                                        ---------        ---------

Cash provided by (used for) investing activities           38,565         (249,524)
                                                        ---------        ---------

Cash flows from financing activities:
  Long-term debt, net of issuance costs                      --            224,825
  Net proceeds from issuance of common stock                4,650            2,605
  Payment on notes payable                                (57,120)            --
                                                        ---------        ---------

Cash provided by (used for) financing activities          (52,470)         227,430
                                                        ---------        ---------

Net increase in cash and cash equivalents                  24,658           12,315
Cash and cash equivalents at beginning of period           79,409           41,639
                                                        ---------        ---------

Cash and cash equivalents at end of period              $ 104,067        $  53,954
                                                        =========        =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes          $  39,000        $  27,989
  Cash paid during the period for interest              $   6,613        $    --

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

Note 2 - Balance Sheet Detail:
 .

                                                 (In Thousands)
                                            June 30,         Dec. 31,
                                               1996             1995
                                          ---------        ---------
                                         (Unaudited)
Inventories:
  Purchased parts and raw materials       $   1,683        $   2,067
  Work-in-process                            70,917           38,617
  Finished goods                             28,524           14,737
                                          ---------        ---------
                                          $ 101,124        $  55,421
                                          =========        =========

Property and equipment:
  Land                                    $  19,925        $  19,925
  Building                                    5,109            1,605
  Equipment                                  73,195           64,703
  Office furniture and equipment              8,446            4,908
  Leasehold improvements                      3,496            3,512
                                          ---------        ---------
                                            110,171           94,653
  Less accumulated depreciation and
    amortization                            (46,104)         (39,807)
                                          ---------        ---------
                                          $  64,067        $  54,846
                                          =========        =========

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

                               ALTERA CORPORATION

                                   (Unaudited)


Note 4 - Notes Payable:

In 1995, the Company entered into several agreements with TSMC, whereby it agreed to make certain deposits to TSMC for future wafer capacity allocations extending into 2001. During the second quarter of 1996, the Company and TSMC renegotiated these agreements, resulting in the cancellation of all notes payable and a refund of certain prepayments, except for a $57.1 million prepayment made in January 1996 for wafer capacity from 1997 through 2000.


Note 5 - Joint Venture Agreement:

In June 1996, Altera, TSMC, and several other partners formed a joint venture company, called WaferTech, to build and operate a wafer manufacturing plant in Camas, Washington. See Item 5 - Other Events.

In return for a $140.4 million cash investment, Altera will receive an 18% equity ownership in the joint venture company and certain rights to procure output from the fab at market price. The investment is to be made in three installments of which the first was made in June 1996 in the amount of $42.1 million. The remaining two installments amount to $42.1 million and $56.2 million, due in November 1996 and August 1997, respectively. In addition, the Company has an obligation to guarantee its pro rata share of debt incurred by WaferTech, up to a maximum of $45 million. The Company intends to apply equity basis of accounting to its investment in WaferTech.


Note 6 - Subsequent Event:

On July 15, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. In addition, the Board of Directors approved an ongoing program to provide for the repurchase of additional shares of the Company's common stock in order to fund the issuance of stock under the Company's stock option and employee stock purchase plans.

                               ALTERA CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Sales. Second quarter 1996 sales of $116.3 million were 26% higher than the $92.2 million reported for the same period last year, and were down 15% from first quarter 1996 sales of $137.1 million. Sales were higher than the second quarter of 1995 primarily as a result of higher sales of the Company's MAX 7000 and FLEX 8000 product lines. As compared to the first quarter of 1996, lower sales were primarily a result of reduced sales of the FLEX 8000 family. Geographically, the reduction in sales from the first to the second quarter in 1996 was mainly driven by lower sales in North America.

         During 1996, improved availability of the Company's products and slowing growth rates in end-markets, have resulted in a rapidly changing business climate for the Company. As a result of increased wafer supply from the Company's vendors, the delivery lead times for many of the Company's products were reduced significantly, enabling customers to hold less inventories and place orders for the Company's products on an as-needed basis. This was a significant change from 1995 when wafer supplies were constrained and the Company's customers held greater inventories and placed orders prior to requested delivery dates by as much as six months in order to secure a supply of the Company's products.

         Given the significantly increased availability of the Company's products at the end of the first quarter, end-customers started reducing their inventories by purchasing significantly less product during the second quarter. The 15% decrease in sales from the first quarter to the second quarter of 1996 reflects this inventory correction at the Company's end-customers. Although management believes that most of the anticipated correction occurred in the second quarter, additional inventory adjustments at the end-customers are likely to occur in the third quarter. In general, given the possibility of continued inventory corrections and slowing growth rates in end-markets, management believes that the prospects for near term revenue growth are limited and that revenues may actually decline in the short-term.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also increase pricing pressure and compete for overall unit sales. Periodically, the Company responds to these pricing pressures with the introduction of new, higher margin products. In 1995 the Company began shipping two new product families, the MAX 9000 and FLEX 10K families, which are currently gaining market acceptance. Future growth rates will be highly dependent on, among other things, full market acceptance of these new product lines. There can be no assurance that these or other new products will be successful in securing broad market acceptance or achieving higher margins, or that the average selling price decline on existing products will not accelerate.

         Gross Margin. Gross margin percentage in the second quarter of 61.4% was essentially equal to the prior quarter, but up from 59.3% in the same period a year ago. The gross margin improvement over the prior year was due to a greater proportion of proprietary product shipments at higher margins and improved manufacturing yields. Despite reductions in book prices on the MAX 7000 and FLEX 8000 product lines in the first and second quarters of 1996, the gross margin was maintained as a result of lower manufacturing costs resulting from improved yields and scale economies on higher manufacturing volumes. In addition, during the second quarter, the Company benefited from a strengthening dollar against the yen, resulting in decreased costs of silicon wafers.

         Although yields improved in the first six months of 1996 as compared to the prior year, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources to improve production yields on its products. The need to improve production yields also exists with the new products and fabrication processes used by the Company. However, there can be no assurances that these cost reductions will be achieved. Start-up difficulties often occur when beginning production of products on new processes, and these difficulties could potentially result in higher costs and reduced product availability. Management also expects to introduce products in the future using other process technologies new to the Company and may encounter similar startup difficulties with such process technologies. Production throughput times also vary considerably among the Company's wafer suppliers and the Company has experienced delays from time to time in processing some of its products. In addition, gross margins may be negatively affected by lower manufacturing volumes which result in manufacturing inefficiencies.

         As a result of the lower than anticipated sales levels during the second quarter and the Company's limited flexibility to reduce wafer supply arrangements with its vendors in the short-term, inventories on hand increased $26 million during the second quarter, from $75.1 million at March 31, 1996 to $101.1 million at June 30, 1996. As the inventory growth consists primarily of the Company's main stream products (MAX 7000 and FLEX 8000) and the Company's newer products (MAX 9000 and FLEX 10K), management believes that the increase will allow the Company to support the customers' desire to order on a shorter lead time basis. In order to limit further inventory increases and improve control over inventory levels, during the second quarter management reduced the level of wafer procurement from its vendors.

         Reduced wafer supplies in the third and fourth quarters will result in lower manufacturing volumes, which may cause manufacturing inefficiencies and a higher per unit cost. In anticipation of the lower manufacturing volumes, management laid off approximately 100 of its employees in its domestic manufacturing operations. Management believes that cost reductions stemming from the lay off, combined with recently improved manufacturing yields and lower wafer prices, will mitigate to some extent the effect of anticipated manufacturing inefficiencies and price reductions of the Company's products which were implemented in the first and second quarters of 1996. There can be no assurance that such costs reductions will be achieved or maintained and that such price reductions or manufacturing inefficiencies will not result in the deterioration of gross margins.

         Research and Development. Research and development expenditures were $11.3 million for the quarter ended June 30, 1996, or $3.7 million higher than the quarter ended a year ago, and down $1.2 million from the prior quarter. The increase in research and development expenditures compared to the quarter ended a year ago reflects increased headcount, higher prototype and pre-production costs and higher expenditures for development of process technology, development of software to support new products and design environments, and development of new packages. The decrease from the first quarter to the second quarter of 1996 is due to higher than normal prototype and pre-production expenditures in the first quarter of 1996 for the MAX 9000 and FLEX 10K product families. Management of the Company expects to continue to make significant investments in research and development. The Company is focusing its research and development efforts on the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. Second quarter selling, general, and administrative expenses of $22.6 million increased by $5.6 million from a year ago, and decreased $0.7 million from the prior quarter. The increase as compared to the prior year was mainly due to increased commission and incentive expenses (on the increased sales volume), as well as increased advertising and promotional expenditures, and increased salary expenses due to increased field sales, marketing, and administrative headcounts. Decreased commission and incentive expenses, consistent with the lower sales volume, were the primary reasons for the decrease compared to the prior quarter.

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

         Operating Income. Second quarter 1996 operating income of $37.5 million, representing 32.3% of sales, was lower than the second quarter of 1995 (32.5%) and the most recent prior quarter (35.2%). The decrease in operating income on a percentage of revenue basis is mainly attributed to lower revenues than anticipated.

         Interest and Other Income. Interest income decreased during the last six months as compared to the same period in the prior year as a result of decreased cash balances and lower yields. The Company's cash balance has decreased throughout 1996 as a result of a $57.1 million payment made on a note payable to TSMC and a $42.1 million investment in the joint venture with TSMC. In addition, during the second quarter of 1996, management started investing a larger portion of the Company's investment portfolio in tax exempt versus taxable investments, which resulted in lower pre-tax yields. During the six months ended June 30, 1996, interest income was partially offset by interest expense of approximately $6.0 million related to the Convertible Subordinated Notes issued in June 1995.

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


Liquidity and Capital Resources

         The Company's cash, cash equivalents and short-term investments decreased by $73.8 million in the first six months of 1996, from $365.2 million at the end of 1995 to $291.4 million at June 30, 1996. The decrease is mainly attributable to a $57.1 million deposit paid to TSMC in January 1996 for future wafer capacity, a $42.1 million investment in the joint venture company with

TSMC made in June 1996, and $15.8 million of capital expenditures. These cash outflows were partially offset by cash from operating activities in the amount of $38.6 million. Cashflows from operating activities during the first half of 1996 were positive, despite significant increases in the balances for inventories and accounts receivable of $45.7 million and $6.5 million, respectively.

         During the six months ended June 30, 1996, the Company invested approximately $15.8 million in capital, mainly consisting of computer and test equipment (approximately $9.2 million) and the construction of the new corporate headquarters (approximately $3.5 million). The Company expects to invest approximately $40 million of additional capital during the remainder of 1996, including approximately $25 to 30 million for the construction of its corporate headquarters.

         During the second quarter of 1996, the Company and TSMC renegotiated the agreements for future wafer capacity, resulting in the cancellation of all notes payable ($63.4 million) and a refund of certain prepayments ($2.4 million). At June 30, 1996, the only remaining deposit with TSMC for future wafer capacity is a $57.1 million prepayment made in January 1996 for wafer capacity from 1997 through 2000.

         In June 1996, Altera finalized a joint venture agreement with TSMC and several other partners to build and operate a U.S.-based wafer fab. Altera will receive an 18% equity ownership in the joint venture company, called WaferTech, in return for a $140.4 million investment. The investment is to be made in three installments of which the first was made in June 1996 in the amount of $42.1 million. The remaining two installments amount to $42.1 million and $56.2 million, due in November 1996 and August 1997, respectively. See Item 5, Other Events.

         On July 15, 1996, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. In addition, the Board of Directors approved an ongoing program to provide for the repurchase of additional shares of the Company's common stock in order to fund the issuance of stock under the Company's stock option and employee stock purchase plans.

         The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations, obligations under the joint venture agreement, and capital investment needs for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. The Company historically has engaged in a variety of foreign exchange hedging strategies to mitigate the exposure from these Yen denominated purchases. This hedging has included the purchase of forward contracts and the use of offsetting Yen receipts. During 1996, the Company did not hold or purchase any forward Yen contracts. Effects of inflation on Altera's financial results have not been significant.


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


                                  JUNE 30, 1996









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

         In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September, 1994 Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In a June, 1996 trial bifurcated from the infringement claims, the Company prevailed in its defense that it is licensed under some or all of the patents asserted by AMD in the suit. A second phase of the bifurcated licensing trial will determine the specific AMD patents which are covered by the license. Due to the nature of the litigation with AMD, and because the infringement portion of the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that such results will have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on May 8, 1996 at 10:00 a.m., at which time the following matters were acted upon:

                                                                                Votes
                                                    For             Votes       Withheld/         Broker
     Matter Acted Upon                            Votes           Against     Abstentions       Non-Votes

1.   Rodney Smith                                37,454,410             0         406,083               0
     Michael A. Ellison                          37,507,926             0         352,567               0
     Paul Newhagen                               37,455,785             0         404,708               0
     Robert Reed                                 37,446,145             0         414,348               0
     William Terry                               37,507,853             0         352,640               0
     Deborah Triant                              37,446,145             0         414,348               0

2.   Approval of amendment to the                28,746,571     4,289,523          63,080       4,761,319
     1988 Director Stock Option Plan to
     increase the Common Stock
     available for issuance by 70,000
     shares

3.   Approval of the 1996 Stock Option           23,102,468     9,912,059          84,647       4,761,319
     Plan and reservation of 2,000,000
     shares of Common Stock for
      issuance thereunder

4.   Ratification of Price Waterhouse            37,821,626        11,422          27,445               0
     LLP as independent accountants
     of the Company for the year
     ending December 31, 1996

Item 5.  Other Events

         On June 25, 1996, the Company entered into a joint venture with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC"), two other companies, and several individual investors for the construction and operation of a semiconductor fabrication facility ("fab") in Camas, Washington. The joint venture is organized as a limited liability company under the name WaferTech, LLC ("WaferTech"). The following summarizes the principal terms of the joint venture:

1.       Project
         The fab will be built on land acquired by WaferTech located in Camas, Washington. The fab is expected to be at full operating capacity in 1999.

2.       Investment
         The Company will invest a total of $140,400,000 in cash for an 18% equity interest in WaferTech, of which $42,120,000 was paid on June 25, 1996, $42,120,000 is to be paid on November 30, 1996 and the remaining $56,160,000 is to be paid on August 31, 1997. Significant penalties may be imposed if the Company fails to pay the second or third installment of its capital contribution when due. In addition, the Company has an obligation to guarantee its pro rata share of debt incurred by WaferTech, up to a maximum for the Company of $45,000,000. In addition, the Company may be required to contribute additional capital in order to avoid dilution of its interest should the need arise in the future for additional capital. The Company intends to apply equity basis of accounting to its investment in WaferTech.

3.       Take or Pay Purchase Obligations
         Each of the Company and the other two principal equity members of WaferTech is committed to take or pay for at least 85% of its pro rata share of the capacity of the fab at prevailing market prices. The Company will have the right, but not the obligation, to purchase up to 27% of the capacity of the fab.

4.       Management
         TSMC (which owns approximately 57% of the venture) will have controlling interest in WaferTech, subject to certain veto powers for the Company and the other two principal equity participants (which own 18% and 4%, respectively). Specified matters will require the approval of holders of at least 71% of the interests in WaferTech, and a more limited set of matters will require approval by holders of at least 87% of the interests. WaferTech will be managed by a Board of Directors, consisting of seven directors, of whom four shall be designated by TSMC and one by each of the Company and the other two principal equity participants. Each director (one "voting" director in the case of TSMC) will have as many votes as the percentage interest held by the member who designated that director.

5.       Intellectual Property Rights
         TSMC has contributed to WaferTech non-exclusive rights to its existing and certain future process technologies in consideration for a portion of its equity interest in WaferTech. Some of TSMC's process technology is licensed from others, and WaferTech is obligated to pay TSMC the same royalties as TSMC is required to pay to its licensors. In addition, TSMC has agreed to license to WaferTech rights to its sub-0.25 micron process if, as, and when developed, for a royalty based on net sales. WaferTech may also be required to obtain licenses from third parties which could impose additional royalty costs on WaferTech.

6.       Limited Liability Company Status
         WaferTech is organized as a Delaware limited liability company which is expected to be treated as a partnership for federal income tax purposes. As a result, WaferTech will not incur any federal income tax expense; each of the participants will reflect its distributive share of WaferTech's taxable income or loss on its own tax return. TSMC has reserved the right to convert WaferTech to a regular corporation at any time, subject to the approval of either the Company or the venture's other 18% equity owner. If WaferTech is converted to a regular corporation, it would become a separate taxable entity and the tax benefits to the Company could be somewhat diminished. The participants have agreed to significantly limit their right to sell or transfer their interests in WaferTech.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            3.3 Amended and Restated Bylaws of the Registrant, as amended through May 8, 1996.

            10.47      Amended and Restated Limited Liability Company
                       Agreement of Wafertech, LLC, a Delaware limited liability company, dated as of August 9, 1996.

            10.48      Purchase Agreement by and between Taiwan Semiconductor
                       Manufacturing Co., Ltd., as Seller, and Analog Devices,
                       Inc., the Registrant, and Integrated Silicon Solutions,
                       Inc., as Buyers (dated as of June 25, 1996).

            10.49      Rescission (dated as of June 25, 1996) of Option
                       Agreement 1 dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co.,
                       Ltd.

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


                                          Date:  August 12, 1996