Form 10-Q
period 1996-09-10
ALTERA CORP
filed 1996-11-13
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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


         Number of shares of common stock outstanding at September 30, 1996:
43,698,219

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1996









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                          Sept. 30,          Dec.31,
                                                            1996              1995
                                                        -----------        -----------
ASSETS                                                  (Unaudited)

Current assets:
  Cash, cash equivalents                                $    66,885        $    79,409
  Short-term investments                                    218,751            285,810
                                                        -----------        -----------
    Total cash, cash equivalents, and
      short-term investments                                285,636            365,219
  Accounts receivable, less allowance
    for doubtful accounts of $1,976 and $1,005               54,282             54,518
  Inventories                                                89,429             55,421
  Deferred income taxes                                      43,840             37,339
  Other current assets                                        2,381              5,510
                                                        -----------        -----------
    Total current assets                                    475,568            518,007

Property and equipment, net                                  71,006             54,846
Investments and other assets                                217,025            142,701
                                                        -----------        -----------
                                                        $   763,599        $   715,554
                                                        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $     5,915        $    17,049
  Accrued liabilities                                        76,146             72,209
  Notes payable and short-term obligations                   98,280             61,920
  Accrued compensation                                       11,954             16,347
  Income taxes payable                                        2,630              4,240
                                                        -----------        -----------
    Total current liabilities                               194,925            171,765

Notes payable and long-term obligations                          --             58,600
Convertible notes                                           230,000            230,000
                                                        -----------        -----------
Total liabilities                                           424,925            460,365
                                                        -----------        -----------
Shareholders' equity:
  Common stock; no par value: 80,000,000
    shares authorized, 43,698,219 and 43,558,321
    shares issued and outstanding                            88,385             83,445
  Retained earnings                                         250,289            171,744
                                                        -----------        -----------
    Total shareholders' equity                              338,674            255,189
                                                        -----------        -----------
                                                        $   763,599        $   715,554
                                                        ===========        ===========

                               ALTERA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          ------------------                  -----------------
                                                     Sept. 30,        Sept. 30,          Sept. 30,        Sept. 30,
                                                        1996             1995               1996             1995
                                                      --------         --------           --------         --------

Sales                                                 $116,728         $109,079           $370,121         $276,282
                                                      --------         --------           --------         --------
Costs and expenses:
   Cost of sales                                        45,094           42,817            142,997          110,357
   Research and development                             13,308            9,105             37,174           23,368
   Selling, general, and administrative                 20,590           20,340             66,484           52,736
                                                      --------         --------           --------         --------

     Total costs and expenses                           78,992           72,262            246,655          186,461
                                                      --------         --------           --------         --------

Operating income                                        37,736           36,817            123,466           89,821
Interest and other income, net                             (51)             848              1,259            2,970
                                                      --------         --------           --------         --------
Income before taxes                                     37,685           37,665            124,725           92,791

Provision for income taxes                              13,567           13,936             44,902           34,333
                                                      --------         --------           --------         --------

Net income                                            $ 24,118         $ 23,729           $ 79,823         $ 58,458
                                                      ========         ========           ========         ========

Income per share:
  Primary                                            $    0.53        $    0.52          $    1.74        $    1.28
                                                     =========        =========          =========        =========
  Fully diluted                                      $    0.52        $    0.51          $    1.70        $    1.29
                                                     =========        =========          =========        =========

Shares and equivalents used in
 calculation of income per share:
  Primary                                               45,575           45,852             45,794           45,527
                                                     =========        =========          =========        =========
  Fully diluted                                         50,305           50,388             50,303           47,301
                                                     =========        =========          =========        =========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                 -----------------

                                                            Sept. 30,         Sept. 30,
                                                               1996              1995
                                                            ---------         ---------

Cash flows from operating activities:
   Net income                                               $  79,823         $  58,458
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             15,133             8,630
     Changes in assets and liabilities:
       Accounts receivable, net                                   236           (33,835)
       Inventories                                            (34,008)           (3,892)
       Deferred income taxes                                   (6,501)           (9,000)
       Other current and non-current assets                     3,129            (4,137)
       Accounts payable                                       (11,134)            8,210
       Accrued liabilities                                      3,937            30,088
       Accrued compensation                                    (4,393)            3,444
       Income taxes payable                                    (1,610)               --
                                                            ---------         ---------

Cash provided by operating activities                          44,612            57,966
                                                            ---------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                         (26,617)          (37,684)
  Net change in short-term investments                         67,059          (232,502)
  Long-term investments                                       (44,120)             (500)
                                                            ---------         ---------

Cash used for investing activities                             (3,678)         (270,686)
                                                            ---------         ---------

Cash flows from financing activities:
  Long-term debt, net of issuance costs                            --           224,825
  Net proceeds from issuance of common stock                    7,993             4,632
  Repurchase of common stock                                   (4,331)               --
  Payment on notes payable                                    (57,120)               --
                                                            ---------         ---------

Cash provided by (used for) financing activities              (53,458)          229,457
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents          (12,524)           16,737
Cash and cash equivalents at beginning of period               79,409            41,639
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $  66,885         $  58,376
                                                            =========         =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes              $  49,875         $  45,399
  Cash paid during the period for interest                  $   6,613         $      --

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

Note 2 - Balance Sheet Detail:

                                                         (In Thousands)
                                                  Sept. 30,           Dec. 31,
                                                    1996                1995
                                                 ----------          ----------
                                                 (Unaudited)
Inventories:
  Purchased parts and raw materials               $   1,453           $   2,067
  Work-in-process                                    69,455              38,617
  Finished goods                                     18,521              14,737
                                                  ---------           ---------
                                                  $  89,429           $  55,421
                                                  =========           =========

Property and equipment:
  Land                                            $  19,925           $  19,925
  Building                                           12,927               1,605
  Equipment                                          73,307              64,703
  Office furniture and equipment                      9,337               4,908
  Leasehold improvements                              3,494               3,512
                                                  ---------           ---------
                                                    118,990              94,653
  Accumulated depreciation and
    amortization                                    (47,984)            (39,807)
                                                  ---------           ---------
                                                  $  71,006           $  54,846
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

                               ALTERA CORPORATION

                                   (Unaudited)




Note 4 - Common Stock Repurchase:

On July 15, 1996, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During July, the Company repurchased 150,000 shares of common stock for a total price of $4.3 million. The book value of the repurchased shares was $3.1 million. The repurchased shares were retired upon acquisition.

                               ALTERA CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. Third quarter 1996 sales of $116.7 million were 7% higher than the $109.1 million reported for the same period last year, and were approximately at the same level as the second quarter 1996 sales of $116.3 million. Sales were higher than the third quarter of 1995 primarily as a result of higher sales of the Company's MAX 7000 and MAX 9000 product families, partially offset by reduced sales in the other product families, primarily Classic. As compared to the second quarter of 1996, sales of the Company's newer products, FLEX 8000, FLEX 10K and MAX 9000 showed an increase, offset by a reduction in sales of the Company's older product families. Geographically, from the second to the third quarter in 1996, there was no significant change in the level of sales.

         During the second and third quarters of 1996, improved availability of the Company's products and slowing growth rates in end-markets resulted in a rapidly changing business climate for the Company. At the end of the first quarter of 1996, increased wafer supply from the Company's vendors and reduced delivery lead times for many of the Company's products enabled customers to hold less inventories and place orders for the Company's products on an as-needed basis. This was a change from 1995 when wafer supplies were constrained and the Company's customers held greater inventories and placed orders prior to requested delivery dates in order to secure a supply of the Company's products.

         Given the increased availability of the Company's products at the end of the first quarter of 1996, end-customers started reducing their inventories by purchasing significantly less product during the second quarter. As the sales levels from the second to the third quarter of 1996 have remained the same, management believes that the inventory reduction at the Company's end-customers is nearing completion. Although management believes that most of the anticipated correction has occurred, additional inventory adjustments at certain end-customers may continue to occur through the fourth quarter of 1996.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also cause pricing pressures. On October 1, 1996, the Company announced a reduction in the book prices of the FLEX 10K product family. On November 1, 1996, the prices for certain devices in the MAX 9000 and FLEX 8000 product families were reduced. Management believes that reduced prices may result in increased demand and strengthen the Company's market share over the long term. However, in the short term, reduced prices will negatively affect the Company's sales growth and there can be no assurance that increased demand and market share will be achieved.

         Gross Margin. The gross margin percentage in the third quarter of 61.4% was equal to the prior quarter, and slightly up from 60.7% in the same period a year ago. The gross margin remained at approximately the same level as the prior year and prior quarter, despite reductions in book prices and reduced manufacturing activity. The Company reduced book prices on the MAX 7000 and FLEX 8000 product lines in the first and second quarters of 1996 and the FLEX 10K in the first and third quarters of 1996. The gross margin was maintained as a result of lower manufacturing costs resulting from improved yields, process advancements, and lower wafer costs.

         On October 1 and November 1, 1996, the Company announced reductions in the book prices of the FLEX 10K, and the MAX 9000 and FLEX 8000 product families, respectively. Management believes that manufacturing cost reductions, improved manufacturing yields and lower wafer prices will mitigate the margin impact of these price reductions. There can be no assurance that such costs reductions will be achieved or maintained or that such price reductions will not result in the deterioration of gross margins.

         Although yields improved in 1996 as compared to the prior year, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur in the fabrication processes when the Company is beginning production of new products. These difficulties can potentially result in significantly high costs and low product availability. Management expects to continue to introduce new and established products using new process technologies, and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers and the Company may experience delays from time to time in processing some of its products which also result in higher costs and lower product availability. In addition, gross margins may be negatively affected by lower manufacturing volumes which result in manufacturing inefficiencies.

         During the third quarter of 1996 the Company reduced wafer procurements and inventories on hand decreased $11.7 million from $101.1 million at June 30, 1996 to $89.4 million at September 30, 1996. Management expects that inventory levels may be further reduced during the fourth quarter due to reduced wafer procurements.

         Research and Development. Research and development expenditures were $13.3 million for the quarter ended September 30, 1996, or $4.2 million higher than the quarter ended a year ago, and up $2.0 million from the prior quarter. The research and development expenditures include expenditures for headcount, prototype and pre-production costs and development of process technology, development of software to support new products and design environments, and development of new packages. The increase in research and development expenditures compared to the quarter ended a year ago reflects an overall increase in research and development activities commensurate with the increase in product sales. The increase from the second to the third quarter of 1996 is primarily associated with the transition of several of the Company's newer products to more advanced process geometries, as well as prototype and pre-production expenditures related to the MAX 7000S and MAX 9000 families.

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

         Selling, General, and Administrative. Third quarter selling, general, and administrative expenses of $20.6 million are equal to a year ago, and decreased $2.0 million from the prior quarter. The decrease as compared to the prior quarter is mainly attributable to a reduction in advertising and legal expenses. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

         The Company uses three methods to market its products: sales through licensed domestic and foreign distributors, direct sales to electronics manufacturers via independent sales representatives, and direct sales to customers by Altera sales department personnel. The Company has approximately twenty field sales offices. Approximately 85% percent of the Company's current worldwide sales are made through distributors.

         Operating Income. Third quarter 1996 operating income of $37.7 million, representing 32.3% of sales, was slightly lower than the third quarter of 1995 (33.8%), but consistent with the most recent prior quarter (32.3%). The decrease in operating income on a percentage of revenue basis as compared to the prior year is mainly attributed to an increase in research and development expenses in 1996.

         Interest and Other Income. Interest income decreased during the last nine months as compared to the same period in the prior year as a result of decreased cash balances and lower yields. The Company's cash balance has decreased since the beginning of 1996 as a result of a $57.1 million payment made on a note payable to Taiwan Semiconductor Manufacturing Corporation ("TSMC"), a $42.1 million investment in Wafertech, LLC ("Wafertech"), a joint venture company established to build a U.S.-based wafer fab, and $26.6 million of capital expenditures. In addition, during 1996, management started investing a larger portion of the Company's investment portfolio in tax exempt, rather than taxable, investments, which resulted in lower pre-tax yields. During the nine months ended September 30, 1996, interest income was partially offset by interest expense of approximately $9.4 million related to the Convertible Subordinated Notes issued in June 1995.

         Income Taxes. The Company's provision for income taxes was 36% in 1996 compared to 37% in 1995. The decrease in the income tax rate is primarily due to an increased amount of earned interest from tax exempt investments.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than products of competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs, and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

         The Company owns more than 100 United States patents and has additional pending United States patent applications on its semiconductor products. The Company also has technology licensing agreements with AMD, Cypress Semiconductor, Intel, and Texas Instruments giving the Company royalty-free rights to design, manufacture, and package products using certain patents they control. Other companies have filed applications for, or have been issued, other patents and may develop, or obtain proprietary rights relating to, products or processes competitive with those of the Company. From time to time the Company may find it desirable to obtain additional licenses from the holders of patents relating to products or processes competitive with those of the Company. Although its patents and patent applications may have value in discouraging competitive entry into the Company's market segment and the Company believes that its current licenses will assist it in developing additional products, there can be no assurance that any additional patents will be granted to the Company, that the Company's patents will provide meaningful protection from competition, or that any additional products will be developed based on any of the licenses that the Company currently holds. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel, rather than on its patents, licenses, or other proprietary rights.

         The Company, in the normal course of business, from time-to-time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from companies, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on the Company's operating results. If the inquiring companies were to allege infringement of their patents, as is the case in the Company's current litigation with two of its competitors, there can be no assurance that any necessary licenses could be obtained, and, if obtainable, that such licenses would be on terms or conditions that would not have a material adverse effect on the Company. In addition, if litigation were initiated, there can be no assurance that these companies would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's product families. It may be necessary or desirable for the Company to incur significant litigation expenses to enforce its intellectual property rights.


Liquidity and Capital Resources

         The Company's cash, cash equivalents and short-term investments decreased by $79.6 million in the first nine months of 1996, from $365.2 million at the end of 1995 to $285.6 million at September 30, 1996. The decrease is mainly attributable to a $57.1 million deposit paid to TSMC for future wafer capacity, a $42.1 million investment in Wafertech, $26.6 million of capital expenditures, and a $4.3 million payment to repurchase 150,000 shares of the Company's common stock. These cash outflows were partially offset by cash from operating activities which were positive by $44.6 million, despite a $34.0 million increase in inventories.

         During the nine months ended September 30, 1996, the Company invested approximately $26.6 million in property and equipment, mainly consisting of computer and test equipment (approximately $11.1 million) and the construction of the new corporate headquarters (approximately $11.3 million). The Company expects to invest approximately $30 million of additional capital during the fourth quarter of 1996, including approximately $20 million for the construction of its corporate headquarters.

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

         On July 15, 1996, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During July, the Company repurchased 150,000 shares of common stock for a total price of $4.3 million.

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

Safe Harbor Notice

         Except for the historical information disclosed in this Report on Form 10-Q, the statements contained in this Report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Other factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's dependence on third-party wafer suppliers, the Company's ability to achieve continued cost reductions and maintain gross margins, market acceptance of and demand for the Company's products, competition for and pressure on pricing of the Company's products, changes in customer ordering patterns, litigation involving intellectual property rights, development of new products and process technology, and general market conditions.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1996









                                     PART II





                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

                                       Date:  November 11, 1996

                                 EXHIBIT INDEX

Exhibit No.                      Document

11.1                   Computation of Earnings Per Share

27                     Financial Data Schedule