Form 10-K
period 1996-12-31
ALTERA CORP
filed 1997-03-27
CIK 768251

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 0-16617

                               ALTERA CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                   CALIFORNIA
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   77-0016691
                                (I.R.S. Employer
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $3,281,013,660 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market for that date.

     There were 88,133,415 shares of the registrant's Common Stock issued and outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 5, 6, 7, and 8 of Part II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

     Items 11, 12, and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Founded in 1983, Altera is a world-wide leader in high-performance, high-density programmable logic devices and associated computer aided engineering (CAE) logic development tools. Programmable logic devices are semiconductor chips that offer on-site programmability to customers using the Company's proprietary software. The software runs on personal computers and engineering workstations and interfaces with a large number of industry-standard electronic design automation environments. User benefits include ease of use, lower risk, and fast time-to-market. The Company offers the broadest line of CMOS programmable logic devices that address high-speed, high-density, and lower power applications. The Company's semiconductor devices range in density from an estimated 150 to 100,000 useable gates. Altera products serve a broad range of markets, including telecommunications, data communications, computers, and industrial applications.

BACKGROUND

     The CMOS programmable logic market has developed as a result of two primary factors: (i) the need for more logic functions on each integrated circuit in order to achieve the performance and cost objectives of electronic systems manufacturers; and (ii) shortened product life cycles for end products which put an increased premium on time to market for the system manufacturer.

     The desire of manufacturers for further differentiation and improvement of their products has generated demand for higher density logic circuits. Higher density (and thus more "integrated") circuits, which have more logic functions on each chip, allow the electronic equipment manufacturer to make improvements to the end product that reduce physical size, cost, and power consumption, improve performance, and add features for further differentiation. However, the need for increased integration and greater product differentiation makes it difficult for electronic system manufacturers to use standard, mass-produced logic circuits.

     In the 1980's, ASICs gained popularity as a solution to the integration problems noted above. ASICs include a variety of custom and semi-custom alternatives, such as gate arrays, cell libraries, and silicon compilers. Using computer aided engineering software tools, ASIC designers are able to combine sections of standard logic and memory, and generate unique tooling which can then be used to fabricate a unique custom chip in the manufacturing process. Although ASICs achieve the goal of higher density and more integration by combining a variety of low-density parts into a single chip, they do so by introducing several compromises, resulting from the customized manufacturing process, that are undesirable to many users of standard low-density chips. These compromises can include longer lead time to the marketplace, non-recurring engineering (NRE) fees, dedicated custom product inventory, lack of control over sources of supply, and inflexibility of design iteration.

     Over the past decade, CMOS programmable logic has had a significant impact on electronic design. PLDs help the Company's customers to meet their performance and cost objectives while avoiding the significant development costs, long development lead times, and dedicated custom product inventories associated with ASICs. Using the Company's PLDs, engineers can complete numerous iterations of a product design and test and verify the design until it meets their expectations, while still delivering new products to market relatively quickly. Since 1984, when the Company introduced the first CMOS PLD, the market for such devices has grown to over $1.9 billion dollars in 1996.

     CMOS programmable logic devices are currently offered to the market by semiconductor vendors in various architectures, using EPROM
(erasable-programmable-read-only-memory), EEPROM (electrically-erasable-programmable-read-only-memory), SRAM (static random access memory), FLASH (non-volatile) memory, and anti-fuse configuration storage elements.

BUSINESS STRATEGY

     The Company's strategy is to be a leading supplier of CMOS programmable logic devices and related software development tools by developing and offering products which provide its customers with effective solutions for quickly bringing their own products to market. Key elements of the Company's strategy include:

          Standard Components. The Company's PLDs are manufactured as standard products (i.e., shipped "blank" for programming by the user). The chips use CMOS technology for low power and use an erasable configuration element:
     EPROM, EEPROM, SRAM, or FLASH. This combination allows designers using the Company's PLDs to shorten the long design cycle associated with ASIC custom chips by permitting multiple design iterations without the need to have prototype custom designs fabricated in silicon, redesigned, and refabricated. The end user benefits because Altera's programmable chips are configured at the desktop, rather than in the foundry, by means of Altera's proprietary development software, dramatically shortening the time to market. Since Altera's integrated circuits are standard products and have a wide range of uses, inventory risks are minimized for customers, distributors, and the Company. Altera also benefits from economies of scale in the manufacturing process by minimizing logistics, inventory, and overhead costs.

          Proprietary Product Architecture. The Company holds patents on various aspects of its chip architectures which combine speed and density with the benefits of user programmability. The Altera CPLD architectures make certain performance paths in the integrated circuits easier to predict and simplify the task of designing with programmable logic devices.

          Software Development Tools. Altera has dedicated a significant portion of its research and development staff to the development of its proprietary software. This software permits designers to use their desktop personal computers or workstations to develop and program Altera chips to function as custom logic devices quickly and under the designers' own control. The Company's strategy has been to offer its development software systems at relatively modest prices in order to achieve an installed base of design sites that may generate future chip orders.

          Broad Product Line. The Company applies its basic technology to a broad general purpose product line spanning a range of densities, pin counts, and speeds. Products currently in production range in density from an estimated 150 to 100,000 usable gates.

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

          Diversified Markets. The Company has sold its semiconductor components to a broad base of customers worldwide in a range of market segments, including communications, computer, and industrial applications. International sales constituted 47% of the Company's sales in 1996.

          Technology and Production Relationships. Altera has obtained its CMOS silicon chips through supply arrangements with leading semiconductor manufacturers. The Company has avoided the full capital commitment and overhead burden of establishing its own wafer fabrication facility and has the flexibility to utilize new process technologies as they become available.

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

     The architectures used in the Company's Classic, MAX 5000, MAX 7000, FLASHlogic, and MAX 9000 families are known as array-based architectures. These architectures are very regular, comprised of elements called "macrocells," and are optimized for combinatorial logic. The Company's FLEX 8000 and FLEX 10K architectures are optimized for register intensive logic applications. These architectures consist of fine grained logic elements grouped into higher level logic array blocks which are then connected together with a proprietary programmable interconnect structure. The FLASHlogic family uses non-volatile FLASH memory cells that can be configured as on-board memory or logic.

     Process Technology. Through technology relationships, Altera has gained access to CMOS process technologies from various semiconductor manufacturers. The Company's Classic and MAX 5000 product families are manufactured using processes with 0.8 and 0.65 micron effective channel lengths. MAX 7000, MAX 9000, FLEX, and FLASHlogic products are being produced using processes with effective channel lengths of 0.5 and 0.35 microns and are expected to continue the migration to more advanced CMOS processes when available. The Company procures wafers from various semiconductor manufacturers including Sharp, TSMC, Cypress, and Intel.

     EPROM configuration elements, found on certain of the Company's older Classic and MAX 5000 products, require ultraviolet light for erasure, necessitating relatively expensive quartz-windowed packages. Devices in quartz-windowed packages are primarily used by customers for prototyping and low-volume production. Altera has mitigated this package cost to users by also making its parts available in plastic one-time programmable packages to permit reduced costs for volume production. Altera also offers chips incorporating EEPROM (MAX 7000, MAX 7000S, and MAX 9000) and SRAM (FLEX 8000 and FLEX 10K) configuration elements. The EEPROM (E(2)) element permits electrical erasure so that erasure can occur even when packaged in plastic packages, providing further flexibility and cost advantage for customers. The SRAM element provides low stand-by power consumption and in-circuit reprogrammability. FLASH memory elements also offer these features.

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

     An Altera chip design for a particular end product application is achieved in four steps: design entry, implementation, verification, and programming. The Company's development software provides complete facilities for each step so that customers can take advantage of a uniform and relatively easy to learn design environment. Extensive online help is available in the software to provide relevant information quickly.

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

     Design verification lets a user confirm the correctness of a design by using several proprietary tools in addition to third party simulators. The Company's static timing analyzer allows analysis of the timing of critical logic paths; integrated functional simulation allows rapid functional logic debugging; and timing simulation allows the validation of full circuit operation. Simulation results may be viewed using the Company's waveform editor.

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

     The Company must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance for such products, particularly in light of the industry pattern of price erosion for mature products. Over the past 12 months, the Company has added further enhanced members of its existing MAX 7000, FLEX 8000, MAX 9000, and FLEX 10K families. The commercial success of these products will depend upon the achievement of targeted yield, product cost, and performance levels and the development of manufacturing, marketing, and support capabilities. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. See "Research and Development."

  Integrated Circuits

     Classic. This is the initial family of integrated circuits introduced to the market by Altera. It originally consisted of four general-purpose PLDs targeted to replace multiple small scale integrated circuits. The product family was expanded with the acquisition of Intel's PLD division and now includes ten different circuits. This architecture provides densities ranging from an estimated 150 to 900 usable logic gates in packages ranging from 20 to 68 pins. Wafers for this family of products were initially provided by Intel and were subsequently migrated to more advanced CMOS process technologies to provide faster speed and reduced cost. All of these products use wafers with EPROM configuration elements manufactured by Cypress, Sharp and Intel. The products generally incorporate the first generation architecture and are currently marketed and sold to customers as the "Classic" family of products.

     MAX 5000. This family of PLDs uses a second generation architecture known as Multiple Array MatriX (MAX) to provide greater densities than products in the Classic family. The MAX architecture provides multiple array logic. Signals in the higher-density devices are routed between multiple arrays by the Programmable Interconnect Array that delivers a high percentage of routability. This multiple array architecture enables MAX 5000 PLDs to offer the speed of smaller arrays with the integration density of larger arrays -- MAX 5000 offers up to an estimated 3,750 usable gates. Wafers for MAX 5000 products use EPROM configuration elements and are manufactured by Cypress Semiconductor currently on 0.65 micron CMOS process technologies. These products are available in packages ranging from 24 to 100 pins. Cypress has a license to manufacture and sell certain MAX 5000 products.

     MAX 7000. This third family of PLDs incorporates an enhanced MAX architecture. The MAX 7000 family provides higher integration densities with faster performance and higher pin count than the MAX 5000 family. Current MAX 7000 products offer a range of densities from an estimated 600 to 5000 usable gates, in packages ranging from 44 to 208 pins. This family incorporates EEPROM configuration elements on all of its chips. The Company is currently obtaining wafers for this product from Sharp and TSMC.

     FLEX 8000. The FLEX 8000 family, which uses 0.65 micron CMOS technology from Sharp, is based on SRAM configuration elements which provide in-system reconfigurability, and low standby power. The Company also acquires FLEX 8000 wafers from TSMC's facility, using a 0.5 micron CMOS process technology. The FLEX 8000 architecture provides relatively high register count compared to the Classic and MAX architectures, with an estimated 16,000 usable gates and 1,500 registers in up to a 304 pin package.

     MAX 9000. This further enhanced MAX family is one of the Company's newest architectures. MAX 9000 is a feature-rich, high-density macrocell architecture with up to 560 macrocells (an estimated 12,000 usable gates). The EEPROM-based devices are PCI-compliant and offer non-volatile, 5.0 volt, in-system programmability (ISP). ISP functionality allows these devices to be programmed after being soldered onto the circuit board for manufacturing ease. Devices are offered in packages ranging from 84 to 304 pins and have in-system clock speeds of up to 100 MHz.

     FLEX 10K. The FLEX 10K architecture features an embedded array which can more efficiently implement a variety of memory and specialized logic functions. This family includes the Company's largest devices (currently a device with an estimated 100,000 usable gates). Various combinations of memory configurations and complex logic functions can be implemented in FLEX 10K devices.

     FLASHlogic. Acquired through the Company's purchase of Intel's PLD product line, this high-speed, medium density family combines volatile SRAM elements and non-volatile FLASH memory elements to create one of the most feature rich families in the PLD industry. Features include on-board RAM, ISP, and in-circuit reconfigurability. Devices are offered in usable gate counts from an estimated 800 to 3,200, with up to 208 pin packages, and in-system clock speeds of up to 100 MHz.

     The Company offers a variety of plastic and quartz-windowed ceramic packages for its chips, including dual-inline, surface mount, ball-grid, and pin-grid array configurations. Altera provides components to meet the operating temperature ranges of commercial and industrial users. The Company also offers a conversion option to its customers on a number of its chips that converts the programmable chip to a non-programmable gate array format. This option is called a Mask Programmable Logic Device (MPLD). By hard coding the programming into the chip with a mask (as with a gate array), Altera is able to provide the customer a lower cost end solution after prototyping with programmable chips.

  Development System Software and Hardware

     A cornerstone of Altera's strategy is the market penetration of its low-cost proprietary software design tools. These tools improve the productivity of Altera's customers, and the Company, in turn, develops a base of customers who use Altera's software to design their products. Each development software package can be used repeatedly for different designs on an ongoing basis. A number of these designs may become incorporated into long-term customer products, which may generate expanded logic chip sales. As of the end of 1996, Altera had licensed over 29,000 of its development system software packages, although at any given time only a portion of these are active.

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

     Altera's PC-based development software runs under Microsoft Windows. The compiler software has also been ported and is available for engineering workstations, including Sun, IBM, and Hewlett-Packard workstation platforms. The software is typically delivered to the customer on CD-ROM along with documentation manuals. The hardware consists of a programming board which plugs into an expansion slot of the user's personal computer, and a programming unit which uses hardware that accepts various chip package types. High-volume production programming equipment is available from Data I/O Corporation and other companies.

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

MANUFACTURING

     The Company does not directly manufacture its silicon wafers. Altera's chips are produced using other semiconductor manufacturers' high-volume wafer fabrication processes, thus enabling the Company to take advantage of economies of scale and process advances. The Company believes that these manufacturers can produce wafers at lower cost due to their advanced production facilities and manufacturing economies of scale.

     Altera presently has its primary wafer supply arrangements with four semiconductor vendors: Sharp, TSMC, Cypress, and Intel. See "Patents and Licenses" for a summary of the license agreements related to the wafer supply arrangements with Cypress and Intel. The Company continues to negotiate additional foundry contracts and intends to establish other sources of wafer supply for its products as such arrangements become useful or necessary. Although there are a number of new state of the art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited, and the Company cannot guarantee that manufacturing capacity constraints will not pose significant problems in the future.

     The Company owns a 17% equity interest in Cypress Semiconductor (Texas) Inc. (CSTI), a subsidiary of Cypress Semiconductor Corporation. Pursuant to the agreements governing this ownership, Altera can obtain wafer supply from CSTI approximately in proportion to its percentage ownership in CSTI. This investment provides Altera with the option to design and market certain sole-sourced products produced at CSTI. The Company uses this facility for the manufacture of all of its Classic and MAX 5000 products. Cypress Semiconductor, which has manufacturing and marketing rights to certain MAX 5000 products, also manufactures its own products in the CSTI facility.

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

     Under the terms of the agreement related to the $57.1 million prepayment, TSMC agrees to provide the Company with wafers manufactured with TSMC processes and according to the Company's specifications, and the Company agrees to purchase and TSMC agrees to supply, a specific capacity of wafers per year through 2000. Subsequent billings for actual wafers from TSMC will reduce the prepaid balance. The prepayments are generally nonrefundable if the Company does not purchase the full prepaid capacity unless the Company identifies a third party purchaser, acceptable to TSMC, for the capacity.

     To further secure capacity, in June 1996, Altera, TSMC, and several other partners formed WaferTech, a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18% equity ownership in the joint-venture company and certain rights to procure output from the fab at market price. The investment is to be made in three installments of which the first two were made in June and November of 1996 in equal amounts of $42.1 million. The remaining installment amounts to $56.2 million and is due in November 1997. In addition, the Company has an obligation to guarantee a pro-rata share of debt incurred by WaferTech up to a maximum of $45.0 million.

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

     After wafer manufacturing is completed, each wafer is tested using a variety of test and handling equipment. Resulting good die are separated into individual chips that are then encapsulated in ceramic or plastic packages by subcontractors in Malaysia, Korea, the Philippines, Hong Kong, Taiwan, and the United States.

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

     In the United States, Altera's major distributors currently include Arrow/Schweber Electronics Inc. and Wyle Electronics Marketing Group, a division of Wyle Electronics, Inc. which provide nationwide coverage. From time-to-time the Company expects that it may add or delete distributors from its selling organization as it deems appropriate to the level of business.

     To support its distribution network and focus on the target accounts and the direct OEM channel of business, the Company has manufacturer's representative firms throughout the United States and Canada. The Company also has domestic sales offices in San Jose and in major metropolitan areas throughout the country.

     The Company's international business is supported by a network of technical distributors throughout Europe and the Far East. The Company has representation in every major European country, in Israel, Japan, Australia, South America, and the Pacific Rim. International sales management offices are located in the metropolitan areas of Brussels, Hong Kong, London, Munich, Ottawa, Paris, Seoul, Stockholm, Tokyo, and Turin.

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

     During each of the last three years, export sales constituted nearly half of the Company's total sales revenue. Through 1996, almost all export sales were denominated in U.S. dollars. The Company's export sales are subject to those risks common to all export activities, including governmental regulation, possible imposition of tariffs or other trade barriers, and currency fluctuations. Certain export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. From time to time, the Company has experienced delays in obtaining the necessary licenses, but to date such delays have not had a material adverse effect on the Company's business. There can be no assurance that such delays will not occur in the future, however, or that if such delays do occur, that they will not have a material adverse effect on the Company's business or operating results.

     In the year ended December 31, 1996, worldwide sales through distributors accounted for approximately 85% of sales. In 1996, the two largest distributors accounted for 29% and 15% of sales. In 1995, the two largest distributors accounted for 21% and 15% of sales, whereas in 1994, they each accounted for 15% and 14% of sales, respectively. No direct OEM customer accounted for more than 10% of the Company's sales in 1996, 1995, or 1994. Export sales constituted 47%, 47%, and 48% of sales in 1996, 1995, and 1994, respectively.

BACKLOG

     The Company's backlog of released orders at December 31, 1996 was approximately $102.6 million as compared to approximately $189.6 million at December 31, 1995. The Company includes in its backlog OEM customer-released orders that are requested for delivery within the next six months, and distributor orders requested for delivery within the next three months. The Company produces standard products which may be shipped from inventory within a short time after receipt of an order. The Company's business has been characterized by a high percentage of short-term orders with short-term shipment schedules (turns orders). At times, due to high demand and supply constraints in certain products, lead times can lengthen, causing an increase in backlog. However, orders constituting the Company's current backlog are cancelable without significant penalty at the option of the purchaser, thereby decreasing backlog during periods of lower demand. In addition, distributor shipments are subject to price adjustments. Accordingly, backlog as of any particular date should not be used as a measure of sales for any future period.

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

     An agreement with Cypress Semiconductor covers certain of the Company's MAX 5000 family of products. An initial agreement, entered into in June 1987, was terminated on November 23, 1993, though product licenses continue after termination. In April 1990, the Company entered into an additional agreement with Cypress Semiconductor regarding a 17% equity investment in CSTI and a related supply agreement. This supply agreement was amended effective November 23, 1993, and currently is in effect. See "Manufacturing."

     The Company entered into an intellectual property cross-licensing agreement with Intel as part of the Company's purchase of Intel's PLD division in October 1994. The agreement continues for the lives of the licensed patents, and is perpetual with respect to other licensed intellectual property.

     In March 1987, the Company and Monolithic Memories, Inc. (MMI) entered into an agreement cross-licensing all of each others' patents covering programmable and reprogrammable logic devices and processes for making such devices having a first filing date prior to April 1, 1989, as part of the settlement of a patent suit against the Company. This agreement covered only patents, and no products or non-patented technology was licensed to either company as a result of this agreement. In March, 1988, AMD succeeded to MMI's rights and responsibilities under the license agreement, and agreed to be bound by the terms of the agreement, in connection with its acquisition of MMI. In March 1994, AMD informed the Company that it believes the scope of the patent license described above is more limited than the Company has interpreted such license. In August, 1994, AMD sued the Company on patents for which the Company believes it is licensed. In a June 1996 trial, the Company prevailed in its defense that it is licensed under some or all of the patents asserted by AMD in the suit. It is not yet possible to determine what effect, if any, this dispute might have on the operations of the Company (see Item 3. Legal Proceedings).

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

RESEARCH AND DEVELOPMENT

     The Company's research and development activities have focused primarily on general purpose programmable logic chips and on the associated development software and hardware. The Company has developed these related products in parallel to provide software support to customers simultaneously with circuit introduction. Altera believes that advanced software tools are a critical factor in the advancement of programmable semiconductor technology. Since 1991, the Company's research and development activities have been primarily directed toward the design of the MAX 7000 integrated circuits and subsequently the FLEX 8000, MAX 9000, and FLEX 10K circuits, as well as the development of new software and hardware for these circuits, cost reductions and advancements in other existing products, and development of alternative architectures and technologies. In the last two years, the Company has introduced the MAX 9000, FLEX 10K and MAX 7000S families of products, two major new software releases, and several new package technologies. Additionally, the Company has redesigned a number of its products to accommodate their manufacture on new wafer fabrication processes, including a new eight-inch wafer process using triple-layer metal technology.

     The Company's research and development expenditures in 1996, 1995, and 1994 were $49.5 million, $33.8 million, and $22.2 million (excluding an R&D In Process charge in 1994 of $23.7 million associated with the Intel PLD product line acquisition), respectively. The Company has not capitalized research and development or software costs to date. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products, particularly in light of the industry pattern of price erosion for mature products and increasing competition within the programmable logic market. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. If the Company were unable to successfully define, develop, and introduce competitive new products, and enhance its existing products, its future operating results would be adversely affected.

COMPETITION

     The semiconductor industry overall is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and price erosion resulting from both product obsolescence and price competition. The Company competes directly with a number of fast-growing domestic companies that devote a significant portion of their resources to new product development and existing product enhancement. The semiconductor industry also includes many large domestic and foreign companies that have substantially greater financial, technical, and marketing resources than the Company. The Company currently experiences direct competition from Lucent, Philips and other large companies, and others offer products that are indirectly competitive with the Company's products or have announced their intention to enter the market.

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

     The Company's competition for its general-purpose programmable logic chips has come from many sources. The Company's licensee, Cypress Semiconductor, competes on their particular licensed products. Cypress Semiconductor can compete directly with pin-compatible parts even after a customer has chosen to design its product using the Company's chips. In anticipation of this, the Company structured its license so that the licensee has rights to a limited portion of the Company's overall product line. In addition, the Company's agreement with Cypress Semiconductor and CSTI allows the Company to manufacture certain products without granting second source rights.

     The Company also experiences significant competition from a number of other companies which are in the market with products competitive with those of the Company. These companies include major domestic and international semiconductor companies, traditional programmable logic and application-specific circuit manufacturers, and emerging companies. Among these are companies such as Actel Corporation, AMD (Vantis), Atmel Corporation, Lattice Semiconductor Corporation, Lucent, and Xilinx. The Company's primary competition is from suppliers of products marketed as programmable logic devices (PLDs) and field programmable gate arrays ("FPGAs"), though as the average pin count and functional density for the Company's products continue to increase, the Company expects to compete to an increasing extent with ASIC suppliers, such as LSI Logic.

     A number of very large, well-financed companies compete with the Company in its core business. These companies, including Lucent, Motorola, Philips, and others, have proprietary wafer manufacturing ability, preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, much greater financial resources than those of the Company, and other significant advantages over the Company. The Company expects that as the dollar volume of the programmable logic market grows, the attractiveness of this market to larger, more powerful competitors will continue to increase.

     Substantial direct or indirect competition could have a significant adverse effect on the Company's future sales and operating results.

EMPLOYEES

     As of December 31, 1996, the Company had 918 employees. The success of the Company is dependent in large part upon the continued service of its key management, technical, sales, and support employees and on its ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and their loss as employees could have an adverse effect on the Company. The Company believes employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's headquarters are in facilities in San Jose, California totaling approximately 220,000 square feet. Design, limited manufacturing, research, marketing, and administrative activities are performed in these facilities. The Company occupies these properties under non-cancelable leases which expire in 1997. In June 1995, the Company purchased approximately 25 acres of land near the Company's present headquarters for the development of a multiple building corporate headquarters. During 1996, $27.0 million was spent by the Company on construction of 500,000 square feet of office and light manufacturing space on this land. Construction is expected to be completed in 1997. The Company also leases on a short-term basis office facilities for its domestic and international sales management offices.

ITEM 3.  LEGAL PROCEEDINGS.

     In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. A motion by Xilinx to transfer the Delaware case to California has been granted. The California litigation has been the subject of court-ordered mediation, which to date has not resulted in resolution of the litigation. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

     In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In a June, 1996 trial bifurcated from the infringement claims, the Company prevailed in its defense that it is licensed under some or all of the patents asserted by AMD in the suit. A second phase of the bifurcated licensing trial will determine the specific AMD patents that are covered by the license. Due to the nature of the litigation with AMD, and because the infringement portion of the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The textual portion of the section entitled "About Your Investment" and the section entitled "Corporate Directory" in the Company's 1996 Annual Report to Shareholders for the year ended December 31, 1996 ("1996 Annual Report") are incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The section entitled "Selected Consolidated Financial Data/Five-Year Summary" in the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The textual portion of the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 22, 1997 and the section entitled "Selected Consolidated Financial Data/Quarterly Data (Unaudited)" in the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and their ages are as follows:

            NAME                AGE                POSITION WITH THE COMPANY
----------------------------    ---     ------------------------------------------------
Rodney Smith                    56      Chairman of the Board of Directors; President;
                                        and Chief Executive Officer
C. Wendell Bergere              51      Vice President, General Counsel, and Secretary
Denis Berlan                    47      Executive Vice President, Chief Operating
                                        Officer
Erik Cleage                     36      Vice President, Marketing
John R. Fitzhenry               47      Vice President, Human Resources
Clive McCarthy                  50      Senior Vice President, Development Engineering
Paul Newhagen(1)(3)             47      Director; Vice President, Administration
Thomas J. Nicoletti             50      Vice President, Investor Relations and Business
                                        Development
Nathan Sarkisian                38      Vice President, Finance; Chief Financial Officer
Peter Smyth                     59      Vice President, Sales
Michael A. Ellison(1)(2)(3)     51      Director
Robert W. Reed(1)(3)            50      Director
William E. Terry(1)(2)          63      Director
Deborah Triant                  47      Director

---------------
(1) Member of Nominating Committee

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

     C. Wendell Bergere joined the Company in August 1995 as Vice President, General Counsel, and Secretary. Prior to joining the Company, from 1993 to 1995, Mr. Bergere was Special Counsel at the law firm of Sheppard, Mullin, Richter & Hampton. From 1982 to 1993, he was Vice President, General Counsel, and Secretary of The Perkin-Elmer Corporation, a producer of analytical and life science systems.

     Denis M. Berlan joined the Company in December 1989 as Vice President, Product Engineering, and was named Vice President, Operations and Product Engineering in October 1994. In January 1996, he was named Vice President, Operations. In January 1997, he was named Executive Vice President and Chief Operating Officer. He was previously employed by Advanced Micro Devices, Inc. ("AMD"), a semiconductor manufacturer, and by Lattice Semiconductor Corporation, a semiconductor manufacturer, in engineering management capacities.

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

     Nathan Sarkisian joined the Company in June 1992 as Corporate Controller. He was appointed Vice President, Finance and Chief Financial Officer in August 1995. Prior to joining the Company, Mr. Sarkisian held various accounting and financial positions at Fairchild, and at Schlumberger, an oil field services company.

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

     Robert W. Reed has served as a director of the Company since October 1994. In 1996, Mr. Reed retired from his position as Senior Vice President of Intel Corporation, a semiconductor manufacturer. From 1983 to 1991 Mr. Reed was Intel's Chief Financial Officer.

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

     Deborah Triant has served as a director of the Company since May 1996. Dr. Triant is the President and Chief Executive Officer of CheckPoint Software Technologies, Inc. ("CheckPoint"), an Internet security software company, and a director of CheckPoint's Israeli parent company, CheckPoint Software Technologies, Ltd. Prior to joining CheckPoint, Dr. Triant held various marketing and technical executive positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corp., a diversified electronics manufacturer.

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated March 20, 1997 filed with the Securities and Exchange Commission (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation" and the section entitled "Changes to Benefit Plans" in the Company's Proxy Statement are incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements.

        The following documents from the Annual Report to Shareholders are filed as part of this report:

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

        Consolidated Balance Sheets at December 31, 1996 and December 31, 1995

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

        Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

     2.  Financial Statement Schedules.

          All schedules have been omitted as they are either not required, not applicable, or the required information is included in the financial statements or notes thereto.

     3.  Exhibits.

     EXHIBIT
     NUMBER                                         EXHIBIT
    ---------     ---------------------------------------------------------------------------
     2.1*         Asset Purchase Agreement dated as of July 12, 1994 by and between the
                  Company and Intel Corporation(8).
     2.2*         Amendment No. 1 to Asset Purchase Agreement dated as of October 1, 1994 by and between the Company and Intel Corporation(8).
     2.3          Investor Agreement dated as of July 12, 1994 by and between the Company and
                  Intel Corporation(8).
     3.1          Restated Articles of Incorporation of the Company dated December 18, 1996.
     3.3          Amended and Restated Bylaws of the Company, as amended through May 8, 1996.
     4.1          Specimen copy of certificate for shares of Common Stock of the
                  Registrant.(7)
     4.2          Indenture Agreement dated as of June 15, 1995 by and between Registrant and the First National Bank of Boston, as Trustee.(11)
     4.3          Form of Convertible Subordinated Note due 2002.(11)
    10.1*         License Agreement dated as of July 12, 1994 with Intel Corporation.(9)
    10.2*         Supply Agreement dated as of July 12, 1994 with Intel Corporation.(9)
    10.3(a)+      1987 Stock Option Plan, and forms of Incentive and Non statutory Stock
                  Option Agreements, as amended March 22, 1995 and as restated effective May
                  10, 1995.(12)
    10.4(b)+      1987 Employee Stock Purchase Plan, and form of Subscription Agreement, as amended May 10, 1995.(12)
    10.6*         Technology License and Manufacturing Agreement with Cypress Semiconductor
                  Corporation, dated June 19, 1987.(1)
    10.6(a)*      Termination Agreement dated November 23, 1993, regarding Technology License and Manufacturing Agreement with Cypress Semiconductor Corporation.(7)
    10.11         Form of Sales Representative Agreement.(1)

     EXHIBIT
     NUMBER                                         EXHIBIT
    ---------     ---------------------------------------------------------------------------
    10.22*        Advanced Micro Devices, formerly MMI, Settlement Agreement and associated
                  Series E Preferred Stock Purchase Agreement and Patent License Agreement,
                  all dated March 31, 1987.(1)
    10.23         Amended and Restated Lease Agreement with Orchard Investment Company Number
                  611, dated November 10, 1989, for lease of Buildings B and C at 2610
                  Orchard Parkway, San Jose, California.(3)
    10.24         First Amendment, effective February 5, 1990, to Lease Agreement with
                  Orchard Investment Company Number 611.(3)
    10.25         Product Distribution Agreement with Wyle Electronics Marketing Group, effective May 16, 1984, as amended.(1)
    10.26         Form of Indemnification Agreement entered into with each of the Company's officers and directors.(10)
    10.30         Technology License and Manufacturing Agreement with Texas Instruments
                  Incorporated, dated July 1, 1988.(2)
    10.30(a)*     Amendment No. 2 to Technology License and Manufacturing Agreement with
                  Texas Instruments Incorporated, dated effective October 1, 1990.(5)
    10.31         Product Distribution Agreement with LEX Electronics, Inc., formerly
                  Schweber Electronics Corporation effective December 22, 1988, as amended.(2)
    10.31(a)      Consent to Assignment of Product Distribution Agreement, effective
                  September 23, 1991.(6)
    10.33(b)+     1988 Director Stock Option Plan and form of Outside Director Nonstatutory
                  Stock Option Agreement, as amended January 18, 1995 and as restated
                  effective May 10, 1995.(10)
    10.34*        Foundry and PROM II.5 Process Technology License Agreement with Cypress
                  Semiconductor Corporation and Cypress Semiconductor (Texas) Inc., dated
                  April 24, 1990.(4)
    10.34(a)*     Amendment Number 1 dated November 23, 1993, regarding Foundry and PROM II.5
                  Process Technology License Agreement with Cypress Semiconductor Corporation and Cypress Semiconductor (Texas) Inc.(7)
    10.35         Master Distribution Agreement with Japan Macnics Corporation dated June 26,
                  1986, as amended effective March 18, 1987.(6)
    10.37         LSI Products Supply Agreement with Sharp Corporation, dated October 1,
                  1993.(7)
    10.38+        Altera Corporation Nonqualified Deferred Compensation Plan and Trust
                  Agreement dated February 1, 1994, and form of Deferred Compensation
                  Agreement.(7)
    10.39         Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan
                  Semiconductor Manufacturing Co., Ltd.(11)
    10.40         Option Agreement dated June 26, 1995 between Registrant and Taiwan
                  Semiconductor Manufacturing Co., Ltd.(11)
    10.41         Memorandum of Intent dated October 1, 1995 between Registrant and Taiwan
                  Semiconductor Manufacturing Co., Ltd.(13)
    10.42         Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between Registrant and Taiwan Semiconductor
                  Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (13)
    10.43         Option Agreement 2 dated as of October 1, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (13)

     EXHIBIT
     NUMBER                                         EXHIBIT
    ---------     ---------------------------------------------------------------------------
    10.44         Option Agreement 3 dated as of October 1, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(13)
    10.45(a)+     1996 Stock Option Plan.
    10.45(b)      Form of Stock Option Agreement under 1996 Stock Option Plan.(13)
    10.46         Owner/Contractor Agreement for Construction between Registrant and Rudolph and Sletten, Inc. dated January 10, 1996.(13)
    10.47         Amended and Restated Limited Liability Company Agreement of Wafertech, LLC,
                  a Delaware limited liability company, dated as of August 9, 1996.(14)
    10.48         Purchase Agreement by and between Taiwan Semiconductor Manufacturing Co.,
                  Ltd., as Seller, and Analog Devices, Inc., the Registrant, and Integrated
                  Silicon Solutions, Inc., as Buyers (dated as of June 25, 1996).(14)
    10.49         Rescission (dated as of June 25, 1996) of Option Agreement 1 dated as of
                  June 26, 1995 by and between the Registrant and Taiwan Semiconductor
                  Manufacturing Co., Ltd.(14)
    11.1          Computation of Earnings per Share.
    13.1          Annual Report to Shareholders for the fiscal year ended December 31, 1996
                  (to be deemed filed only to the extent required by the instructions to
                  Exhibits for Reports on Form 10-K).
    21.1          Subsidiaries of the Registrant.
    23.1          Consent of Price Waterhouse LLP (see page 21).
    24.1          Power of Attorney (included on page 22).
    27.1          Financial Data Schedule.

---------------
 (1) Incorporated by reference to identically numbered exhibits filed in response to item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1, as amended, (File No. 33-17717) which became effective March 29, 1988.

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

 (7) Incorporated by reference to identically numbered exhibits field in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

 (8) Incorporated by reference to identically numbered exhibits field in response to Item 7, "Exhibits," of the registrant's Report on Form 8-K dated October 15, 1994 and 8-KA dated December 15, 1994

 (9) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended September 30, 1994

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1995.

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits," of the registrant's Registration Statement on Form S-8, as amended (File No. 33-61085) which became effective July 17, 1995.

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended August 14, 1996.

   * Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

     (b) Reports on Form 8-K.

     None

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-22877, No. 33-37159, No. 33-57350, No. 33-61085,
and No. 333-06859) of Altera Corporation of our report dated January 22, 1997 appearing on page 32 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

San Jose, California
March 21, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf, by the undersigned thereto duly authorized.

                                          ALTERA CORPORATION
                                          Registrant

                                          By: /s/ NATHAN SARKISIAN
                                          --------------------------------------
                                          Nathan Sarkisian,
                                          Vice President - Finance
                                          Chief Financial Officer

March 21, 1997

                               POWER OF ATTORNEY

     Know all persons by these present, that each person whose signature appears below constitutes and appoints Nathan Sarkisian, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 SIGNATURE                       CAPACITY IN WHICH SIGNED            DATE
  ----------------------------------------  ----------------------------------  ---------------

  /s/ RODNEY SMITH                          President, Chief Executive Officer
  ----------------------------------------  (Principal Executive Officer), and
  Rodney Smith                              Chairman of the Board of Directors  March 12, 1997

  /s/ NATHAN SARKISIAN                      Vice President -- Finance and
  ----------------------------------------  Chief Financial Officer (Principal
  Nathan Sarkisian                          Financial and Accounting Officer)   March 12, 1997

  /s/ MICHAEL A. ELLISON
  ----------------------------------------
  Michael A. Ellison                        Director                            March 12, 1997

  /s/ PAUL NEWHAGEN
  ----------------------------------------
  Paul Newhagen                             Director                            March 12, 1997

  /s/ ROBERT W. REED
  ----------------------------------------
  Robert W. Reed                            Director                            March 12, 1997

  /s/ WILLIAM E. TERRY
  ----------------------------------------
  William E. Terry                          Director                            March 12, 1997

  /s/ DEBORAH TRIANT
  ----------------------------------------
  Deborah Triant                            Director                            March 12, 1997