Form 10-Q
period 1997-03-31
ALTERA CORP
filed 1997-05-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-16617


                               ALTERA CORPORATION
             (Exact name of registrant as specified in its charter)

                   California                                        77-0016691
          (State or other jurisdiction                         (I.R.S. Employer
        of incorporation or organization)                   Identification No.)

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


                  Yes [ X ]                       No [ ]


   Number of shares of common stock outstanding at March 31, 1997: 88,139,736

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                 MARCH 31, 1997









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          March 31,  Dec.31,
                                                            1997      1996
                                                          --------  --------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $ 67,035  $ 70,788
  Short-term investments                                   295,736   210,062
                                                          --------  --------
    Total cash, cash equivalents, and
      short-term investments                               362,771   280,850
  Accounts receivable, less allowance
    for doubtful accounts of $2,359 and $2,399              72,751    68,486
  Inventories                                               62,029    75,798
  Deferred income taxes                                     50,402    45,402
  Other current assets                                       2,958     2,451
                                                          --------  --------
    Total current assets                                   550,911   472,987

Property and equipment, net                                109,069    89,804
Investments and other assets                               213,872   215,421
                                                          --------  --------
                                                          $873,852  $778,212
                                                          ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                        $ 24,102  $ 13,279
  Accrued liabilities                                      121,121    89,209
  Obligations                                               56,160    56,160
  Accrued compensation                                       8,627    14,136
  Income taxes payable                                      19,575     5,183
                                                          --------   -------
    Total current liabilities                              229,585   177,967

Convertible notes                                          230,000   230,000
                                                          --------  --------
    Total liabilities                                      459,585   407,967
                                                          --------  --------

Shareholders' equity:
  Common stock; no par value: 160,000
    shares authorized, 88,140 and 87,604
    shares issued and outstanding                          100,610    90,644
  Retained earnings                                        313,657   279,601
                                                          --------  --------
    Total shareholders' equity                             414,267   370,245
                                                          --------  --------
                                                          $873,852  $778,212
                                                          ========  ========

                               ALTERA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                    March 31,   March 31,
                                                                      1997         1996
                                                                    --------    ---------
Sales                                                               $142,439     $137,098
                                                                    --------     --------
Costs and expenses:
   Cost of sales                                                      54,094       53,054
   Research and development                                           12,315       12,523
   Selling, general, and administrative                               24,760       23,320
                                                                    --------     --------

     Total costs and expenses                                         91,169       88,897
                                                                    --------     --------

Operating income                                                      51,270       48,201
Interest and other income, net                                           329          923
                                                                    --------     --------
Income before taxes                                                   51,599       49,124

Provision for income taxes                                            17,543       17,684
                                                                    --------     --------

Net income                                                          $ 34,056     $ 31,440
                                                                    ========     ========

Income per share:
  Primary                                                           $   0.37     $   0.34
                                                                    ========     ========
  Fully diluted                                                     $   0.35     $   0.33
                                                                    ========    =========

Shares and equivalents used in calculation of income per share:
  Primary                                                             93,129       91,936
                                                                    ========     ========
  Fully diluted                                                      102,138      100,926
                                                                    ========     ========

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                           ------------------


                                                        March 31,      March 31,
                                                          1997           1996
                                                       ---------      ---------
Cash flows from operating activities:
  Net income                                           $  34,056      $  31,440
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                         6,317          4,603
     Changes in assets and liabilities:
       Accounts receivable, net                           (4,265)        (5,844)
       Inventories                                        13,769        (19,725)
       Deferred income taxes                              (5,000)        (6,000)
       Other current and non-current assets                 (507)          (111)
       Accounts payable                                   10,823          6,990
       Accrued liabilities                                31,912         20,723
       Accrued compensation                               (5,509)        (7,903)
       Income taxes payable                               14,392         22,250
                                                       ---------      ---------



 Cash provided by operating activities                    95,988         46,423
                                                       ---------      ---------

 Cash flows from investing activities:
   Purchases of property and equipment                   (23,345)        (6,228)
   Net change in short-term investments                  (85,674)        38,623
   Long-term investments                                    (688)        (2,000)
                                                       ---------      ---------

 Cash provided by (used for) investing activities       (109,707)        30,395
                                                       ---------      ---------

 Cash flows from financing activities:
   Tax benefit from employee stock dispositions            5,000             --
   Net proceeds from issuance of common stock              4,966          3,372
   Payment on notes payable                                   --        (57,120)
                                                       ---------      ---------


 Cash provided by (used for) financing activities          9,966        (53,748)
                                                       ---------      ---------

 Net increase (decrease) in cash and cash                 (3,753)        23,070
   equivalents
 Cash and cash equivalents at beginning of period         70,788         79,409
                                                       ---------      ---------

 Cash and cash equivalents at end of period            $  67,035      $ 102,479
                                                       =========      =========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes        $   2,820      $   1,320

                               ALTERA CORPORATION

                         NOTES TO FINANCIAL INFORMATION



Note 1 - Interim Statements:

In the opinion of the Company, the accompanying unaudited financial data contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996. Results for the interim period presented are not necessarily indicative of results for the entire year.

Note 2 - Balance Sheet Detail:

                                                                    (In thousands)
                                                            March 31,             Dec. 31,
                                                              1997                  1996
                                                           ----------             ---------
                                                           (Unaudited)

Inventories:
  Purchased parts and raw materials                        $    1,164            $    1,773
  Work-in-process                                              46,927                56,870
  Finished goods                                               13,938                17,155
                                                           ----------             ---------
                                                           $   62,029            $   75,798
                                                           ==========            ==========

Property and equipment:
  Land                                                     $   19,925            $   19,925
  Building                                                     51,644                32,955
  Equipment                                                    79,673                75,453
  Office furniture and equipment                                9,831                 9,508
  Leasehold improvements                                        3,517                 3,493
                                                           ----------             ---------
                                                              164,590               141,334
  Accumulated depreciation and
    amortization                                             (55,521)              (51,530)
                                                           ----------             ---------
                                                           $  109,069             $  89,804
                                                           ==========             =========

Note 3 - Income Per Share:

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

Fully diluted net income per share assumes the conversion of the convertible subordinated notes into shares of common stock, the elimination of the related interest requirements, net of income taxes, and the dilutive effect of the stock options.

                               ALTERA CORPORATION

Note 4 - Pro Forma Net Income Per Share:

The Company computes its net income per share as stated in Note 3 in accordance with provisions of the Accounting Principles Board's Opinion No. 15 (APB 15), "Earnings per Share". In February 1997, the Financial Accounting Standards Board released FAS 128, "Earnings per Share". The new standard supersedes APB 15 and is effective for fiscal years beginning after December 15, 1997.

Under FAS 128, primary and fully diluted net income per share will be replaced by basic and diluted net income per share. Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed in the same manner as fully diluted net income per share, except that the dilutive effect of the stock options is always based on the average market price of the stock during the period, not the higher of the average and the period end market price as required under APB 15.

Had the Company computed its net income per share based on FAS 128, the pro forma amounts for basic and diluted net income per share would have been as follows:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1997          1996
                                                               ----          ----
Basic Net Income Per Share:
---------------------------
Net income                                                   $ 34,056     $ 31,440
                                                             ========     ========

Weighted average shares                                        87,873       87,258
                                                             ========     ========

Basic Net Income Per Share                                   $   0.39     $   0.36
                                                             ========     ========


Diluted Net Income Per Share:
-----------------------------
Net income                                                   $ 34,056     $ 31,440
Convertible subordinated notes interest,
   net of income taxes                                          1,624        1,920
                                                             --------     --------
                                                             $ 35,680     $ 33,360
                                                             ========     ========

Common shares outstanding                                      87,873       87,258
Dilutive stock options                                          5,256        4,678
Assumed conversions of subordinated notes                       8,990        8,990
                                                             --------     --------
                                                              102,119      100,926
                                                             ========     ========
Diluted Net Income Per Share                                 $   0.35     $   0.33
                                                             ========     ========

                               ALTERA CORPORATION

Note 5 - Subsequent Event:

At the Annual Meeting of Shareholders on May 7, 1997, the shareholders approved to increase the number of shares of common stock reserved for issuance under the 1996 Stock Option Plan from 4,000,000 to 5,300,000 shares.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. First quarter 1997 sales of $142.4 million were 4% higher than the $137.1 million reported for the same period last year, and were up 12% from the fourth quarter 1996 sales of $127.2 million. Sales were higher than the first quarter of 1996 primarily as a result of significantly higher sales of the Company's MAX 7000 and FLEX 10K product families, partially offset by reduced sales in the FLEX 8000 product family and the more mature MAX 5000 product family. Compared to the fourth quarter of 1996, sales of virtually all of the Company's product families increased or remained at the same level. The most significant increases in sales were achieved in the MAX 7000, FLEX 8000 and FLEX 10K product families. Geographically, from the first quarter of 1996 to the first quarter of 1997, there was no significant change in the relative levels of sales. When comparing the first quarter of 1997 to the fourth quarter of 1996, the total increase in sales was mainly attributable to North American and European sales.

         Over fifty percent of first quarter 1997 shipments were also ordered in the first quarter (turns orders). Management expects that this relatively high percentage of turns orders will persist and that it is consistent with the Company's objective of helping customers bring new product to market quickly. However, this high percentage of turns bookings limits the Company's visibility of sales levels in future quarters, including the current quarter. While backlog levels and early indicators in the second quarter of 1997 suggest another quarter of sequential sales growth, visibility into the third quarter is quite limited. Historically, the third quarter has demonstrated seasonally slow sales volumes and management expects, at this point, for that trend to continue.

         Historically, semiconductor prices decline as products mature. New product introductions from competitors may also cause pricing pressures. Management believes that reduced prices may result in increased demand and strengthen the Company's market share over the long term. However, reduced prices will negatively affect the Company's short-term sales growth and there can be no assurance that increased demand and market share will be achieved in the longer term. During 1996, the Company significantly reduced the book prices of the FLEX 10K product family in order to generate customer acceptance of this product, and to stimulate selling activity. As a result, unit volume sales of this product family increased during the end of 1996 and during the first quarter of 1997. Although overall dollar sales of these products increased as well, the percentage increase in sales measured in dollars was not commensurate with the percentage increase in sales measured by unit volume. The Company has taken actions to reduce the manufacturing costs of this product family to preserve margins, however, there can be no assurance that the FLEX 10K product family, or other new products will be successful in securing broad market acceptance or maintaining higher margins, or that the average selling price decline on other product families will not accelerate.

         During the first quarter of 1997, the Company's inventories on hand continued to decrease from $75.8 million at December 31, 1996 to $62.0 million at March 31, 1997. The decrease in inventories resulted from higher than anticipated resales and a restocking of product at the Company's distributors. While lead times for most of the Company's products are within three weeks, inventory levels are below targets established by management, and for certain of the Company's products, lead times are in excess of one month. Long lead times and limited product availability will discourage the Company's customers from designing with the Company's products and impair long-term sales. In order to help reduce lead times, despite volatile end market demand, management is endeavoring to increase inventories. Management expects a modest increase in inventories in the second quarter and a more significant increase in the third quarter, however, there can be no assurance that management will be able to achieve this goal.

         Gross Margin. The gross margin percentage in the first quarter of 62.0% was up from 61.5% during the prior quarter, and 61.3% in the same period a year ago. Gross margins increased, despite lower selling prices, as a result of lower manufacturing costs due to improved yields, process advancements, increased manufacturing activity and lower wafer costs.

         Although yields improved in the first quarter of 1997 as compared to the prior year, there can be no assurances that recently achieved yield improvements will continue or that yields will not deteriorate. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur in the fabrication processes when the Company is beginning production of new products. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies, and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability. In addition, gross margins may be negatively affected by lower manufacturing volumes which result in manufacturing inefficiencies.

         Research and Development. Research and development expenditures were $12.3 million for the quarter ended March 31, 1997, which was approximately equal to the prior quarter and the same period a year ago. The research and development expenditures include expenditures for headcount, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, the research and development expenditures were 8.6% for the first quarter of 1997, compared to 9.1% for the same quarter in 1996 and 9.7% for the fourth quarter of 1996. Historically, the level of research and development expenditures as a percentage of sales has fluctuated due to the timing of the purchase of masks and wafers used in development and prototyping of new products.

         The Company expects to continue to make significant investments in research and development and is focusing its research and development efforts on the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. First quarter selling, general, and administrative expenses of $24.8 million are $1.5 million higher than the same quarter a year ago, and $3.5 million higher than the prior quarter. The increases as compared to the prior quarters are mainly attributable to higher marketing and field sales headcount, increases in advertising and promotional expenditures, and higher commissions due to increased sales. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

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

         Operating Income. First quarter 1997 operating income of $51.3 million, representing 36.0% of sales, was higher than the 35.1% achieved during the first quarter of 1996 and the 35.2% for the most recent prior quarter. The increase in operating income on a percentage of revenue basis is mainly attributed to an increase in the Company's gross margin.

         Interest and Other Income. Interest and other income increased compared to the fourth quarter of 1996, but decreased as compared to the first quarter of 1996. Interest and other income consists of interest income on cash balances available for investment and interest expense related to the Convertible Subordinated Notes, net of capitalized interest incurred during the construction of the new headquarters. The increase in interest and other income from the fourth quarter of 1996 to the first quarter of 1997 is a result of increased cash balances available for investment and increased capitalized interest. The Company will continue to capitalize interest until the completion of the new corporate headquarters, currently scheduled for July 1997. The decrease in interest and other income in the first quarter of 1997 as compared to the first quarter of 1996 is a result of a change in the Company's investment strategy. Subsequent to March 31, 1996, management started investing a larger portion of the Company's investment portfolio in tax exempt, rather than taxable, investments, which result in lower pre-tax yields.

         Income Taxes. The Company's provision for income taxes was 34% for the first quarter of 1997 compared to 36% for the quarter ended March 31, 1996. The decrease in the income tax rate is primarily due to increased research and development credits in the first quarter of 1997 compared to the first quarter of 1996.

         Future Results. Future operating results depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than products of competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents and short-term investments increased by $81.9 million in the first quarter of 1997, from $280.9 million at December 31, 1996 to $362.8 million at March 31, 1997. The increase is mainly attributable to net income of $34.1 million, adjusted by non-cash items including depreciation and amortization of $6.3 million, and increases in accounts payable, income taxes payable and accrued liabilities totaling $57.1 million. In addition, the Company received $5.0 million in cash from the issuance of common stock to employees. Offsetting these sources of cash was mainly an increase in fixed assets of $23.3 million during the quarter.

         During the first quarter of 1997, the Company invested $23.3 million in property and equipment, primarily consisting of computer and test equipment (approximately $4.2 million) and the construction of the new corporate headquarters (approximately $18.7 million). The Company expects to invest approximately $50 million of additional capital in property and equipment during the remainder of 1997, including approximately $30 million for the construction of its corporate headquarters. In addition, during the fourth quarter of 1997, the Company will be paying off its remaining obligation to WaferTech of $56.2 million.

         The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations, the remaining obligation to WaferTech, and capital expenditures for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies, but may choose to enter into such contracts in the future should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.


Safe Harbor Notice

         This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Other factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's dependence on third-party wafer suppliers, the Company's ability to achieve continued cost reductions and maintain gross margins, successful development of new products through investment in research and development and application of new process technologies to old and new product lines, recruitment and retention of qualified personnel, market acceptance of and demand for the Company's products, competition for and pressure on pricing of the Company's products, changes in customer ordering patterns, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, and general market conditions.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                 MARCH 31, 1997









                                     PART II





                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. The California litigation has been the subject of court-ordered mediation, which to date has not resulted in resolution of the litigation. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000, or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that such results will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1994, Advanced Micro Devices ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September, 1994 Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In a June 1996 trial bifurcated from the infringement claims, the Company prevailed in its defense that it is licensed under some or all of the patents asserted by AMD in the suit. A second phase of the bifurcated licensing trial will determine the specific AMD patents that are covered by the license. Due to the nature of the litigation with AMD, and because the infringement portion of the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

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

                                               ALTERA CORPORATION
                                               /s/Nathan Sarkisian
                                               ----------------------
                                               Nathan Sarkisian, Vice
                                               President (duly
                                               authorized officer),
                                               and Chief Financial Officer
                                               (principal financial officer)

                                               Date:  May 13, 1997

                                 EXHIBIT INDEX
Exhibit
  No.                             Description
-------                           -----------

11.1                              Computation of Earnings Per Share

27.1                              Financial Data Schedule