Form 10-Q
period 1997-06-30
ALTERA CORP
filed 1997-08-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-16617


                               ALTERA CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                                    77-0016691
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

101 Innovation Drive, San Jose, California    95134
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (408) 544-7000

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

            Yes [X]                                   No[ ]


   Number of shares of common stock outstanding at August 4, 1997: 88,734,689

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                  JUNE 30, 1997









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                       June 30,      Dec.31,
                                                         1997         1996
                                                       --------      -------
ASSETS

Current assets:
  Cash and cash equivalents                           $  66,467    $  70,788
  Short-term investments                                306,959      210,062
                                                      ---------    ---------
              Total cash, cash equivalents, and
              short-term investments                    373,426      280,850
  Accounts receivable, less allowance
    for doubtful accounts of $2,765 and $2,399           57,992       68,486
  Inventories                                            71,988       75,798
  Deferred income taxes                                  58,402       45,402
  Other current assets                                   17,999        2,451
                                                      ---------    ---------
              Total current assets                      579,807      472,987

Property and equipment, net                             130,336       89,804
Investments and other assets                            204,915      215,421
                                                       --------     --------
                                                       $915,058     $778,212
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  27,115    $  13,279
  Accrued liabilities                                   127,113       89,209
  Obligations                                            56,160       56,160
  Accrued compensation                                   13,110       14,136
  Income taxes payable                                       --        5,183
                                                       --------     --------
              Total current liabilities                 223,498      177,967

Convertible notes                                       230,000      230,000
                                                       --------     --------
              Total liabilities                         453,498      407,967
                                                       --------     --------

Stockholders' equity:
  Common stock; $0.001 par value:  400,000
    shares authorized, 88,540 and 87,604
    shares issued and outstanding                            89           88
   Additional paid-in capital                           108,085       90,556

  Retained earnings                                     353,386      279,601
                                                       --------     --------
              Total stockholders' equity                461,560      370,245
                                                       --------     --------
                                                       $915,058     $778,212
                                                       ========     ========

See accompanying notes to financial information

                               ALTERA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      -------------------------           -------------------------
                                                      June 30,         June 30,           June 30,         June 30,
                                                        1997            1996               1997             1996
                                                      --------         --------           --------         --------
Sales                                                 $164,115         $116,295           $306,554         $253,393
                                                      --------         --------           --------         --------
Costs and expenses:
   Cost of sales                                        61,243           44,849            115,337           97,903
   Research and development                             14,439           11,343             26,754           23,866
   Selling, general, and administrative                 29,500           22,574             54,260           45,894
                                                      --------         --------           --------         --------

               Total costs and expenses                105,182           78,766            196,351          167,663
                                                      --------         --------           --------         --------

Operating income                                        58,933           37,529            110,203           85,730
Interest and other income, net                           1,262              387              1,591            1,310
                                                      --------         --------           --------         --------
Income before taxes                                     60,195           37,916            111,794           87,040

Provision for income taxes                              20,466           13,651             38,009           31,335
                                                      --------         --------           --------         --------

Net income                                            $ 39,729         $ 24,265            $73,785          $55,705
                                                      ========         ========           ========         ========

Income per share:
  Primary                                            $    0.42        $    0.27          $    0.79        $    0.61
                                                      ========         ========           ========         ========
  Fully diluted                                      $    0.40        $    0.26          $    0.75        $    0.59
                                                      ========         ========           ========         ========

Shares and equivalents used in calculation
 of income per share:
  Primary                                               93,625           91,548             93,388           91,778
                                                      ========         ========           ========         ========
  Fully diluted                                        102,655          100,538            102,573          100,746
                                                      ========         ========           ========         ========




See accompanying notes to financial information

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                             ----------------

                                                          June 30,       June 30,
                                                            1997          1996
                                                          --------      --------
Cash flows from operating activities:
 Net income                                              $  73,785    $  55,705
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              12,760        9,691
 Deferred income taxes                                     (13,000)      (6,501)
 Changes in assets and liabilities:
  Accounts receivable, net                                  10,494       14,470
  Inventories                                                3,810      (45,703)
  Other current and non-current assets                      (8,828)       2,260
  Accounts payable                                          13,836        4,406
  Accrued liabilities                                       37,904       12,827
  Accrued compensation                                      (1,026)      (5,276)
  Income taxes payable                                      (5,183)      (3,316)
                                                         ---------    ---------


Cash provided by operating activities                      124,552       38,563
                                                         ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment                      (48,818)     (15,841)
  Net change in short-term investments                     (96,897)      98,526
  Long-term investments                                       (688)     (44,120)
                                                         ---------    ---------
Cash provided by (used for) investing activities          (146,403)      38,565
                                                         ---------    ---------
Cash flows from financing activities:
  Tax benefit from employee stock dispositions               9,530          -
  Net proceeds from issuance of common stock                 8,000        4,650
  Payment on notes payable                                     -        (57,120)
                                                         ---------    ---------

Cash provided by (used for) financing activities            17,530      (52,470)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        (4,321)      24,658
Cash and cash equivalents at beginning of period            70,788       79,409
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  66,467    $ 104,067
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes           $  54,795    $  39,000
  Cash paid during the period for interest               $   6,613    $   6,613



See accompanying notes to financial information

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

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2 - Balance Sheet Detail:

                                                                         (In thousands)
                                                                     June 30,     Dec. 31,
                                                                       1997        1996
                                                                    ---------    ---------
Inventories:
  Purchased parts and raw materials                                 $   1,495    $   1,773
  Work-in-process                                                      47,098       56,870
  Finished goods                                                       23,395       17,155
                                                                    ---------    ---------
                                                                    $  71,988    $  75,798
                                                                    =========    =========

Property and equipment:
  Land                                                              $  19,925       19,925
  Building                                                             66,504       32,955
  Equipment                                                            84,924       75,453
  Office furniture and equipment                                       12,548        9,508
  Leasehold improvements                                                3,517        3,493
                                                                    ---------    ---------
                                                                      187,418      141,334
  Accumulated depreciation and
    amortization                                                      (57,082)     (51,530)
                                                                    ---------    ---------
                                                                    $ 130,336    $  89,804
                                                                    =========    =========



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

                                  (Unaudited)


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

Had the Company computed its net income per share based on FAS 128, the pro forma amounts for basic and diluted net income per share would have been as follows:

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                          ---------------------------         -------------------------
                                            1997            1996               1997               1996
                                            ----            ----               ----               ----
Basic Net Income Per Share:

Net income                                $ 39,729        $ 24,265            $ 73,785          $ 55,705
                                          ========        ========            ========          ========
Weighted average common shares
   outstanding                              88,340          87,412              88,106            87,334
                                          ========        ========            ========          ========
Basic Net Income Per Share                $   0.45        $   0.28            $   0.84          $   0.64
                                          ========        ========            ========          ========


Diluted Net Income Per Share:

Net income                                $ 39,729        $ 24,265            $ 73,785          $ 55,705

Convertible subordinated notes interest,
   net of income taxes and capitalized
   interest                                  1,455           1,896               3,079             3,816
                                          --------        --------            --------          --------
                                          $ 41,184        $ 26,161            $ 76,864          $ 59,521
                                          ========        ========            ========          ========

Weighted average common shares
   outstanding                              88,340          87,412              88,106            87,334
Dilutive stock options                       5,285           4,136               5,282             4,422
Assumed conversions of subordinated note     8,990           8,990               8,990             8,990
                                          --------        --------            --------          --------
                                           102,615         100,538             102,378           100,746
                                          ========        ========            ========          ========

Diluted Net Income Per Share              $   0.40        $   0.26            $   0.75          $   0.59
                                          ========        ========            ========          ========

                               ALTERA CORPORATION

                                  (Unaudited)


Note 5 - Stockholders' Equity:

Effective June 19, 1997, Altera Corporation reincorporated as a Delaware corporation with authorized capital of 400,000,000 shares of Common Stock, $0.001 par value.


Note 6 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131 (FAS 131) "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. Second quarter 1997 sales of $164.1 million were 41.1% higher than the $116.3 million reported for the same period last year, and were up 15.2% from the first quarter 1997 sales of $142.4 million. Sales were higher than the second quarter of 1996 primarily as a result of significantly higher sales of the Company's MAX 7000, FLEX 10K and FLEX 8000 product families, which were partially offset by reduced sales in the more mature MAX 5000 product family. As compared to the first quarter of 1997, sales of virtually all of the Company's product families increased or remained at the same level. The most significant increases in sales from the first to second quarter of 1997 were achieved in the MAX 7000, FLEX 10K and FLEX 8000 product families. Geographically, the increase in sales from the first to the second quarter in 1997 was primarily driven by North America and Europe. Japan sales declined approximately 2.7%, whereas Asia Pacific had a slight increase. Sales were higher than the second quarter of 1996 for North America, Europe, Asia Pacific, and Japan.

         A significant portion of second quarter shipments was also ordered in the second quarter (turns orders). Management expects that this relatively high percentage of turns orders will persist and that it is consistent with the Company's objective of helping customers bring new products to market quickly. However, this high percentage of turns bookings limits the Company's ability to forecast sales levels in future quarters, including the current quarter. Historically, the third quarter has demonstrated seasonally slower sales growth and management expects, at this point, for that trend to continue in the current quarter. Third quarter revenues may also be affected by recently announced book price reductions in the MAX 7000 and FLEX 10K product families. Management believes that these reduced prices may result in increased demand and strengthen the Company's market share over the long term. However, reduced prices may negatively affect the Company's short-term revenue growth, and there can be no assurance that increased demand and market share will be achieved in the longer term. Additionally, new product introductions from competitors may also cause pricing pressures which could affect revenue growth.

         During the second quarter of 1997, the Company's inventories on hand increased from $62.0 million at March 31, 1997 to $72.0 million at June 30, 1997. The build up of inventory is intended to reduce lead times in newer product families and support potential growth in overall sales. The Company is continuing to build inventory in the current quarter.

         Gross Margin. The gross margin percentage in the second quarter of 62.7% was up from 62.0% during the prior quarter, and 61.4% in the same period a year ago. Gross margins increased, despite lower selling prices, as a result of lower manufacturing costs due to improved yields, process advancements, increased manufacturing activity and lower wafer costs.

         Although yields measured as a total for all product families improved for the first six months, yields for the FLEX 10K product family actually decreased in the second quarter. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur in the fabrication processes when the Company is beginning production of new products. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability. In addition, gross margins may be negatively affected by lower manufacturing volumes which result in manufacturing inefficiencies.

         Research and Development. Research and development expenditures were $14.4 million for the quarter ended June 30, 1997, or $2.1 million higher than the prior quarter, and $3.1 million higher than the same period a year ago. The research and development expenditures include expenditures for headcount, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, the research and development expenditures were 8.8% for the second quarter of 1997, compared to 9.8% for the same quarter in 1996 and 8.6% for the first quarter of 1997. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company currently expects that, in the long term, research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of sales.

         The Company expects to continue to make significant investments in prototyping of the FLEX 6000 and FLEX 10K product families. Also, the Company is focusing its efforts on the development of programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of prices declining as products mature.

         Selling, General, and Administrative. Second quarter selling, general, and administrative expenses of $29.5 million are $6.9 million higher than the same quarter a year ago, and $4.7 million higher than the prior quarter. A significant portion of the increase in the second quarter of 1997 from the prior quarter was the result of additional legal accruals for litigation costs related to the patent suits with Xilinx. In addition, increases as compared to the prior quarters are also attributable to higher marketing and field sales headcount, increases in advertising and promotional expenditures, and higher commissions due to increased sales. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

         Operating Income. Second quarter 1997 operating income of $58.9 million, representing 35.9% of sales, was lower than the 36.0% achieved during the first quarter of 1997 and higher than the 32.3% for the same quarter a year ago. The year-to-year increase in operating income as a percentage of revenue basis was affected by the increase in the Company's gross margin and the decreases in R&D and SG&A expenses.

         Interest and Other Income. Interest and other income increased compared to the first quarter of 1997 and the same quarter a year ago. Interest and other income consists of interest income on cash balances available for investment offset by interest expense related to the Convertible Subordinated Notes (such interest expense is net of capitalized interest incurred during the construction of the new headquarters). The increase in interest and other income from the first quarter of 1997 to the second quarter of 1997 is a result of increased cash balances available for investment as well as increased capitalization of interest expenses.

         Income Taxes. The Company's provision for income taxes was 34% for the second quarter of 1997 compared to 36% for the quarter ended June 30, 1996. The decrease in the income tax rate is due in part to increased research and development credits and tax-exempt interest income in 1997 compared to 1996.

         Future Results. Future operating results will depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offer customers greater value than products of competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents and short-term investments increased by $92.5 million in the first six months of 1997, from $280.9 million at December 31, 1996 to $373.4 million at June 30, 1997. The increase is mainly attributable to net income of $73.8 million, adjusted by non-cash items including depreciation and amortization of $12.8 million, and increases in accounts payable and accrued liabilities totaling $51.7 million. Additional sources were decreases in accounts receivable and inventory, and the issuance of common stock to employees, totaling $22.3 million. Offsetting these sources of cash was primarily an increase in fixed assets of $48.8 million and an increase of $13.0 million in deferred income taxes during the first six months.

         During the first six months ended June 30, 1997, the Company invested $48.8 million in property and equipment, primarily consisting of computer and test equipment (approximately $9.8 million) and the construction of the new corporate headquarters (approximately $36.6 million). In addition, during the fourth quarter of 1997, the Company will be completing its investment in WaferTech, L.L.C. in the amount of $56.2 million.

         The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations, the remaining investment in WaferTech, and capital expenditures for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. Dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies but may choose to enter into such contracts in the future should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.


Safe Harbor Notice

         This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission. Other factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's dependence on third-party wafer suppliers, the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development of new products through investment in research and development and application of new process technologies to old and new product lines, recruitment and retention of qualified personnel, market acceptance of and demand for the Company's products, competition for and pressure on pricing of the Company's products, changes in customer ordering patterns, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, and general market conditions.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                  JUNE 30, 1997









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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 7, 1997 at 10:00 a.m., and was then adjourned to June 18, 1997 at 10:00 a.m. The following matters were acted upon at the meeting:


                                                                                                         BROKER
                          MATTER                         FOR         VOTES          VOTES WITHHELD/       NON-
                        ACTED UPON                      VOTES       AGAINST          ABSTENTIONS          VOTES
                        ----------                      -----       -------          -----------          -----
     1.   Rodney Smith                               78,879,539      1,079,787           0                 0
          Michael A. Ellison                         79,758,231        201,095           0                 0
          Paul Newhagen                              79,750,989        208,337           0                 0
          Robert W. Reed                             79,859,349         99,977           0                 0
          William E. Terry                           79,859,549         99,777           0                 0
          Deborah D. Triant                          79,504,827        454,499           0                 0

     2.   Approval of amendment of the 1996          51,427,609     28,366,898        164,819              0
          Stock Option Plan to increase the
          Common Stock available for issuance
          from 4,000,000 to 5,300,000.

     3.   Reincorporation in Delaware and
          Authorized Shares of Common Stock of
          Delaware Corporation.

          A.  Approval of the re-incorporation       46,060,134     32,304,773        141,107          6,047,417
              of the Company as a Delaware
              Corporation.

          B.  Approval to set the number of          49,551,309     28,965,156        173,838          1,269,023
              authorized shares of Common Stock
              of the Delaware Corporation at
              400,000,000.

     4.   Ratification of the appointment of         79,827,373         54,635         77,318              0
          Price Waterhouse LLP as independent
          accountants for the Company for the
          fiscal year ending December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1               Certificate of Incorporation filed with the Delaware Secretary of State on March
                                    25, 1997 (which became the Certificate of Incorporation of the Registrant on June
                                    19, 1997).

                  3.2               By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the
                                    Registrant on June 19, 1997).

                  4.4               First Supplemental Indenture dated as of June 19, 1997 to Indenture dated as of
                                    June 15, 1995.

                  10.50             Agreement and Plan of Merger dated June 18, 1997.

                  11.1              Computation of earnings per share.

                  27.               Financial Data Schedule.

         (b)      Reports on Form 8-K
                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALTERA CORPORATION
                                                /s/ Nathan Sarkisian
                                                -------------------------------
                                                Nathan Sarkisian, Vice President
                                                (duly authorized officer), and
                                                Chief Financial Officer
                                                (principal financial officer)


                                                Date:  August 13, 1997

                               INDEX TO EXHIBITS


 Exhibit
 Number            Exhibits
--------           --------
 3.1               Certificate of Incorporation filed with the Delaware Secretary of State on March
                   25, 1997 (which became the Certificate of Incorporation of the Registrant on June
                   19, 1997).

 3.2               By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the
                   Registrant on June 19, 1997).

 4.4               First Supplemental Indenture dated as of June 19, 1997 to Indenture dated as of
                   June 15, 1995.

 10.50             Agreement and Plan of Merger dated June 18, 1997.

 11.1              Computation of earnings per share.

 27.               Financial Data Schedule.
