Form 10-Q
period 1997-09-30
ALTERA CORP
filed 1997-11-12
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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


                               Yes [X]     No [ ]


 Number of shares of common stock outstanding at November 11, 1997: 89,108,834

                               ALTERA CORPORATION


                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1997





                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                      Sept. 30,       Dec.31,
                                                        1997           1996
                                                      --------        --------
ASSETS

Current assets:
  Cash and cash equivalents                           $ 87,282        $ 70,788
  Short-term investments                               323,511         210,062
                                                      --------        --------
       Total cash, cash equivalents, and
       short-term investments                          410,793         280,850
  Accounts receivable, less allowance
    for doubtful accounts of $2,465 and $2,399          49,259          68,486
  Inventories                                           97,913          75,798
  Deferred income taxes                                 68,402          45,402
  Other current assets                                   2,914           2,451
                                                      --------        --------
        Total current assets                           629,281         472,987

Property and equipment, net                            148,468          89,804
Investments and other assets                           202,678         215,421
                                                      --------        --------
                                                      $980,427        $778,212
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 32,534        $ 13,279
  Accrued liabilities                                  134,381          89,209
  Obligations                                           56,160          56,160
  Accrued compensation                                  15,474          14,136
  Income taxes payable                                    --             5,183
                                                      --------        --------
       Total current liabilities                       238,549         177,967

Convertible notes                                      230,000         230,000
                                                      --------        --------
        Total liabilities                              468,549         407,967
                                                      --------        --------

Stockholders' equity:
  Common stock; $0.001 par value: 400,000
    shares authorized, 89,023 and 87,604
    shares issued and outstanding                           89              88
  Additional paid-in capital                           119,592          90,556
  Retained earnings                                    392,197         279,601
                                                      --------        --------
       Total stockholders' equity                      511,878         370,245
                                                      --------        --------
                                                      $980,427        $778,212
                                                      ========        ========


See accompanying notes to financial information

                               ALTERA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                      ------------------------      -------------------------
                                      Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                        1997           1996            1997           1996
                                      ---------      ---------      ----------     ----------
Sales                                 $ 162,126      $ 116,728       $ 468,680      $ 370,121
                                      ---------      ---------       ---------      ---------
Costs and expenses:
   Cost of sales                         60,749         45,094         176,086        142,997
   Research and development              14,334         13,308          41,088         37,174
   Selling, general, and
   administrative                        29,163         20,590          83,423         66,484
                                      ---------      ---------       ---------      ---------
        Total costs and expenses        104,246         78,992         300,597        246,655
                                      ---------      ---------       ---------      ---------

Operating income                         57,880         37,736         168,083        123,466
Interest and other income, net              925            (51)          2,516          1,259
                                      ---------      ---------       ---------      ---------
Income before taxes                      58,805         37,685         170,599        124,725

Provision for income taxes               19,994         13,567          58,003         44,902
                                      ---------      ---------       ---------      ---------

Net income                            $  38,811      $  24,118       $ 112,596      $  79,823
                                      =========      =========       =========      =========

Net income per share:
  Primary                             $    0.41      $    0.26       $    1.20      $    0.87
                                      =========      =========       =========      =========
  Fully diluted                       $    0.40      $    0.26       $    1.15      $    0.85
                                      =========      =========       =========      =========

Shares and equivalents used in
  calculation of net income per
  share:
    Primary                              94,078         91,150          93,620         91,588
                                      =========      =========       =========      =========
    Fully diluted                       103,068        100,610         102,674        100,606
                                      =========      =========       =========      =========




See accompanying notes to financial information

                               ALTERA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                       Sept. 30,    Sept. 30,
                                                                         1997         1996
                                                                       --------     ---------

Cash flows from operating activities:
 Net income                                                            $112,596     $  79,823

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation and amortization                                       19,428       15,133
     Deferred income taxes                                              (23,000)      (6,501)
     Changes in assets and liabilities:
       Accounts receivable, net                                          19,227          236
       Inventories                                                      (22,115)     (34,008)
       Other current and non-current assets                               6,257        3,129
       Accounts payable                                                  19,255      (11,134)
       Accrued liabilities                                               45,172        3,937
       Accrued compensation                                               1,338       (4,393)
       Income taxes payable                                              (5,183)      (1,610)
                                                                       --------    ---------

Cash provided by operating activities                                   172,975       44,612
                                                                       --------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                  (71,381)     (26,617)
   Net change in short-term investments                                (113,449)      67,059
   Long-term investments                                                   (688)     (44,120)
                                                                       --------    ---------

Cash used for investing activities                                     (185,518)      (3,678)

Cash flows from financing activities:
   Tax benefit from employee stock dispositions                          16,835        3,000
   Net proceeds from issuance of common stock                            12,202        4,993
   Repurchase of common stock                                                 -       (4,331)
   Payment on notes payable                                                   -      (57,120)
                                                                      ----------   ---------

 Cash provided by (used for) financing activities                        29,037      (53,458)
                                                                      ----------   ---------

 Net increase (decrease) in cash and cash equivalents                    16,494      (12,524)
 Cash and cash equivalents at beginning of period                        70,788       79,409
                                                                      ----------   ---------

 Cash and cash equivalents at end of period                           $  87,282    $  66,885
                                                                      ==========   =========

 Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes                       $  70,195    $  49,875
   Cash paid during the period for interest                           $   6,613    $   6,613


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


Note 2 - Balance Sheet Detail:


                                             (In thousands)
                                        Sept. 30,       Dec. 31,
                                           1997           1996
                                        ---------      ---------
 Inventories:
  Purchased parts and raw materials     $   1,678      $   1,773
  Work-in-process                          63,655         56,870
  Finished goods                           32,580         17,155
                                        ---------      ---------
                                        $  97,913      $  75,798
                                        =========      =========

Property and equipment:
  Land                                  $  19,925      $  19,925
  Building                                 72,897         32,955
  Equipment                                94,864         75,453
  Office furniture and equipment           13,288          9,508
  Leasehold improvements                    1,067          3,493
                                        ---------      ---------
                                          202,041        141,334
  Accumulated depreciation and
    amortization                          (53,573)       (51,530)
                                        ---------      ---------
                                        $ 148,468      $  89,804
                                        =========      =========

Note 3 - Net Income Per Share:

Primary net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the assumed net shares issuable upon the exercise of dilutive stock options using the treasury stock method. The convertible notes issued in June 1995 are not common stock equivalents and, therefore, have been excluded from the computation of primary net income per share.

Fully diluted net income per share assumes the conversion of the convertible notes into shares of common stock, the elimination of the related interest expense, net of income taxes, and the dilutive effect of the stock options.

                               ALTERA CORPORATION

                                   (Unaudited)

Note 4 - Pro Forma Net Income Per Share:

The Company computes its net income per share as stated in Note 3 in accordance with provisions of the Accounting Principles Board's Opinion No. 15 (APB 15), "Earnings per Share." In February 1997, the Financial Accounting Standards Board released FAS 128, "Earnings per Share." The new standard supersedes APB 15 and is effective for periods ending after December 15, 1997.

Under FAS 128, primary and fully diluted net income per share will be replaced by basic and diluted net income per share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period and does not give effect to the dilutive effect of common equivalent shares, such as stock options. Diluted net income per share is computed in the same manner as fully diluted net income per share, except that the dilutive effect of the stock options is always based on the average market price of the stock during the period, not the higher of the average and the period end market price as required under APB 15.

Had the Company computed its net income per share based on FAS 128, the pro forma amounts for basic and diluted net income per share would have been as follows:

                                              Three Months Ended         Nine Months Ended
                                                   Sept. 30,                 Sept. 30,
                                              ------------------         -----------------
                                                1997        1996         1997         1996
                                             --------     --------     --------     --------
Basic Net Income Per Share:

Net income                                   $ 38,811     $ 24,118     $112,596     $ 79,823
                                             ========     ========     ========     ========
Weighted average common shares
   outstanding                                 88,782       87,308       88,332       87,320
                                             ========     ========     ========     ========

Basic net income per share                   $   0.44     $   0.28     $   1.27     $   0.91
                                             ========     ========     ========     ========


Diluted Net Income Per Share:

Net income                                   $ 38,811     $ 24,118     $112,596     $ 79,823

Convertible notes interest, net of

   income taxes and capitalized interest        2,020        1,842        5,100        5,658
                                             --------     --------     --------     --------
                                             $ 40,831     $ 25,960     $117,696     $ 85,481
                                             ========     ========     ========     ========

Weighted average common shares
   outstanding                                 88,782       87,308       88,332       87,320
Dilutive stock options                          5,296        3,842        5,288        4,268
Assumed conversion of notes                     8,990        8,990        8,990        8,990
                                             --------     --------     --------     --------
                                              103,068      100,140      102,610      100,578
                                             ========     ========     ========     ========

Diluted net income per share                 $   0.40     $   0.26     $   1.15     $   0.85
                                             ========     ========     ========     ========

                               ALTERA CORPORATION

                                   (Unaudited)

Note 5 - Stockholders' Equity:

Effective June 19, 1997, Altera Corporation reincorporated as a Delaware corporation with authorized capital of 400,000,000 shares of Common Stock with $0.001 par value.

Note 6 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.


Note 7 - Subsequent Event

In October 1997, the Company announced that it will change its accounting method for recognizing sales. The Company currently recognizes sales upon shipment as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company will adopt the new sales recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997 and expects to incur a charge to earnings of approximately $18.1 million, net of tax, for the cumulative effect of the accounting change.

The effect of the accounting change, exclusive of the charge for the cumulative effect of such change, is expected to result in an increase in sales of $3.6 million and $1.8 million for the first and second quarters of 1997, respectively, and a corresponding increase in income before the cumulative effect of the accounting change of $1.5 million and $740,000 for the first and second quarters of 1997, respectively. The effect of the accounting change on third quarter 1997 sales, net income and net income per share is not expected to be material. The pro forma effect on 1996 sales and net income, had the Company been using the new accounting method in the prior year for sales recognition, is not material.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Sales. Third quarter 1997 sales of $162.1 million were 38.9% higher than the $116.7 million reported for the same period last year, and were down 1.2% from the second quarter 1997 sales of $164.1 million. Sales in the third quarter of 1997 were higher than sales for the same period last year primarily as a result of significantly higher sales of the Company's FLEX 10K, MAX 7000, and FLEX 8000 product families, which were partially offset by reduced sales in the more mature Classic and MAX 5000 product families. Sales were higher than the third quarter of 1996 in all geographic areas. The decrease in sales from the second to the third quarter of 1997 was primarily centered in North America. Japan and Asia Pacific combined, experienced an aggregate sales increase of approximately 8.2% while Europe sales remained relatively the same. The decrease in sales from the second to the third quarter of 1997 resulted from an overall decrease in sales of the Company's more mature product families net of increased sales in the newer MAX 7000S and FLEX 10K product families. The Company effected book price reductions for the MAX 7000S and FLEX 10K product families during the third quarter of 1997 and despite such price reductions, sales for both product families increased as compared to the second quarter. Management believes that the reduced prices may result in increased demand and strengthen the Company's market share over the long term. However, reduced prices may negatively affect the Company's short-term sales growth. Additionally, potential new product introductions from competitors may cause further pricing pressures and affect sales growth. There can be no assurance that increased demand and market share will be achieved in the longer term.

        During the third quarter of 1997, the Company's inventories on hand increased to $97.9 million from $72.0 million at June 30, 1997. The build up of inventory is intended to increase responsiveness to customer demand, especially on the Company's newer product families, and support potential growth in overall sales. The Company believes current inventory levels to be reasonable and adequate. However, the Company's ability to adjust production schedules to unanticipated changes in demand is limited in the short term. If demand varies significantly from management's expectations, inventory may rise above, or fall below targeted levels in the short term.

        Gross Margin. The gross margin percentage in the third quarter of 62.5% was down from 62.7% during the prior quarter, and up from 61.4% in the same period a year ago. Gross margins during the third quarter decreased slightly from the second quarter due to lower selling prices which were partially offset by lower manufacturing costs due to improved yields, process advancements, increased manufacturing activity and lower wafer costs.

        Although yields measured as a total for all product families improved for the first nine months, yields for the FLEX 10K product family were slightly lower in the second and third quarters as the Company transitioned certain FLEX 10K product family members to new and more advanced processes. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

        Research and Development. Research and development expenditures were $14.3 million for the third quarter of 1997, or $105,000 lower than the prior quarter, and $1.0 million higher than the same period a year ago. The research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, the research and development expenditures remained the same at 8.8% for the second and third quarters of 1997, compared to 11.4% for the third quarter of 1996. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company currently expects that, in the long term, research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of sales.

        The Company expects to continue to make significant investments in prototyping of the FLEX 6000 and FLEX 10K product families. Also, the Company is focusing its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of prices declining as products mature.

        Selling, General, and Administrative. Third quarter selling, general, and administrative expenses of $29.2 million are $8.6 million higher than the same quarter a year ago, and $337,000 lower than the prior quarter. Selling, general and administrative expenses in the third quarter of 1997 decreased slightly from the second quarter primarily as a result of a reduction in the provision for legal costs. The decrease is also attributable to decreases in advertising and promotional expenditures, and lower commissions due to decreased sales. Compared to the same period a year ago, the increase in selling, general and administrative expenses relates primarily to increased salary expenses as a result of increased headcount, increased legal expenses, and higher selling expenses on increased sales. Selling, general, and administrative expenses includes commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

        Operating Income. Third quarter 1997 operating income of $57.9 million, representing 35.7% of sales, was lower than the 35.9% achieved during the second quarter of 1997 and higher than the 32.3% for the same quarter a year ago. The year-to-year increase in operating income, on a percentage of sales basis, was affected by the overall increase in the Company's gross margin and the decreases in research and development and selling, general and administrative expenses as a percentage of sales.

        Interest and Other Income. Interest and other income decreased compared to the second quarter of 1997 and increased compared to the same quarter a year ago. Interest and other income consists of interest income on cash balances available for investment offset by interest expense related to the convertible notes (such interest expense is net of capitalized interest incurred during the construction of the new headquarters). The decrease in interest and other income from the second quarter to the third quarter of 1997 is primarily a result of decreased capitalization of interest expenses.

        Income Taxes. The Company's provision for income taxes was 34% for the third quarter of 1997 compared to 36% for the quarter ended September 30, 1996. The decrease in the income tax provision rate is due in part to increased research and development credits, a geographical shift in the sources of the Company's income, and tax-exempt interest income in 1997 compared to 1996.

        Equity in Investment. In June 1996, Altera, TSMC, and several other partners formed WaferTech, LLC ("WaferTech"), a joint venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, to be made in three installments of which the final one will be made in November 1997, Altera received an 18% equity ownership in the joint venture company and certain rights to procure output from the facility at market price. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. Cumulative financial results of WaferTech to date are not material. The Company expects that start-up and pre-operating expenses will result in losses at WaferTech in 1998. Based on current projections, the Company further expects that its share of WaferTech's losses in 1998 will be between $5.0 million to $15.0 million, net of tax. While WaferTech is expected to record income after 1998, there can be no assurance that WaferTech will realize any income in 1999 or in subsequent periods.

        Change in Accounting Method. In October 1997, the Company announced that it will change its accounting method for recognizing sales. The Company currently recognizes sales upon shipment as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company will adopt the new sales recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997 and expects to incur a charge to earnings of approximately $18.1 million, net of tax, for the cumulative effect of the accounting change.

        The effect of the accounting change, exclusive of the charge for the cumulative effect of such change, is expected to result in an increase in sales of $3.6 million and $1.8 million for the first and second quarters of 1997, respectively, and a corresponding increase in income before the cumulative effect of the accounting change of $1.5 million and $740,000 for the first and second quarters of 1997, respectively. The effect of the accounting change on third quarter 1997 sales, net income and net income per share is not expected to be material. The pro forma effect on 1996 sales and net income, had the Company been using the new accounting method in the prior year for sales recognition, is not material.


        New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS No. 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

        The Company, in the normal course of business, from time-to-time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from companies, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on the Company's operating results. If the inquiring companies were to allege infringement of their patents, as is the case in the Company's current litigation with competitors, there can be no assurance that any necessary licenses could be obtained, and, if obtainable, that such licenses would be on terms or conditions that would not have a material adverse effect on the Company. In addition, if litigation were initiated, there can be no assurance that these companies would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's product families. It may be necessary or desirable for the Company to incur significant litigation expenses to enforce its intellectual property rights.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments increased by $129.9 million in the first nine months of 1997, from $280.9 million at December 31, 1996 to $410.8 million at September 30, 1997. The increase is mainly attributable to net income of $112.6 million, adjusted by non-cash items including depreciation and amortization of $19.4 million, and increases in accounts payable, accrued liabilities, and accrued compensation totaling $65.8 million. Additional sources were decreases in accounts receivable and other current and non-current assets, the issuance of common stock to employees and the tax benefit from employee stock dispositions totaling $54.5 million. Offsetting these sources of cash were primarily purchases of fixed assets of $71.4 million, an increase in deferred income taxes and inventory of

$45.1 million and a decrease in income taxes payable of $5.2 million during the first nine months of the year.

        During the nine months ended September 30, 1997, the Company invested $71.4 million in property and equipment, primarily consisting of computer and test equipment (approximately $16.5 million) and the construction of the new corporate headquarters (approximately $41.9 million). In addition, during the fourth quarter of 1997, the Company will be completing its investment in WaferTech in the amount of $56.2 million.

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


Safe Harbor Notice

        This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements that are contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's dependence on third-party wafer suppliers, the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development of new products through investment in research and development and application of new process technologies to old and new product lines, recruitment and retention of qualified personnel, market acceptance of and demand for the Company's products, competition for and pressure on pricing of the Company's products, changes in customer ordering patterns, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, and general market conditions. Additional risk factors are disclosed in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION




                                    FORM 10-Q

                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1997





                                     PART II



                                OTHER INFORMATION

Item 1. Legal Proceedings

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

        In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In a June 1996 trial bifurcated from the infringement claims, the Company prevailed in its defense that it is licensed under some or all of the patents asserted by AMD in the suit. In October 1997, the Company prevailed in its defense that it is licensed under all of such patents asserted by AMD in the suit. Due to the nature of the litigation with AMD, and because AMD may appeal the court rulings that the Company is licensed under all of the patents asserted by AMD in the suit, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not ultimately succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K, and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

Item 5. Other Information

        In October 1997, the Company announced that it will change its accounting method for recognizing sales. The Company currently recognizes sales upon shipment as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company will adopt the new sales recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997 and expects to incur a charge to earnings of approximately $18.1 million, net of tax, for the cumulative effect of the accounting change.

        The effect of the accounting change, exclusive of the charge for the cumulative effect of such change, is expected to result in an increase in sales of $3.6 million and $1.8 million for the first and second quarters of 1997, respectively, and a corresponding increase in income before the cumulative effect of the accounting change of $1.5 million and $740,000 for the first and second quarters of 1997, respectively. The effect of the accounting change on third quarter 1997 sales, net income and net income per share is not expected to be material. The pro forma effect on 1996 sales and net income, had the Company been using the new accounting method in the prior year for sales recognition, is not material.


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

                                             ALTERA CORPORATION


                                             /s/ Nathan Sarkisian
                                             -----------------------------------
                                             Nathan Sarkisian, Vice President
                                             (duly authorized officer) and Chief
                                             Financial Officer (principal
                                             financial officer)

                                             Date:  November 12, 1997

                INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

11.1             Computation of earnings per share

27               Financial Data Schedule