Form 10-K405
period 1997-12-31
ALTERA CORP
filed 1998-03-30
CIK 768251

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                        COMMISSION FILE NUMBER: 0-16617

                               ALTERA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   77-0016691
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                101 INNOVATION DRIVE, SAN JOSE, CALIFORNIA 95134
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 544-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)
                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,832,950,273 AS OF FEBRUARY 28, 1998, BASED UPON THE CLOSING SALE PRICE ON THE NASDAQ NATIONAL MARKET FOR THAT DATE.

     THERE WERE 88,905,459 SHARES OF THE REGISTRANT'S COMMON STOCK ISSUED AND OUTSTANDING AS OF FEBRUARY 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     ITEMS 5, 6, 7 AND 8 OF PART II INCORPORATE INFORMATION BY REFERENCE FROM THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

     ITEMS 11, 12 AND 13 OF PART III INCORPORATE INFORMATION BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 13, 1998.

================================================================================

     Except for the historical information presented, the matters discussed in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of risk factors that include, but are not limited to, those discussed under the caption "Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders, which is incorporated by reference in this Form 10-K and is included in Exhibit
13.1 hereto, as well as factors discussed elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Altera Corporation ("Altera" or the "Company") designs, manufactures and markets programmable logic devices ("PLDs") and associated development tools. Programmable logic devices are semiconductor integrated circuits ("chips" or "ICs") that offer on-site programmability to customers using the Company's proprietary software, which operates on personal computers and engineering workstations. Founded in 1983, Altera was the first supplier of programmable logic devices and is currently a global leader in this market. The Company offers a broad line of CMOS programmable logic devices that address high-speed, high-density and lower power applications. The Company's products serve a wide range of markets, including telecommunications, data communications, computers and industrial applications.

     In 1997, the Company moved to new headquarters located at 101 Innovation Drive, San Jose, California 95134. The Company also reincorporated as a Delaware corporation during 1997.

STRATEGY

     Programmable logic is one segment of the Complementary Metal Oxide Semiconductor ("CMOS") logic market, other segments of which include gate arrays, standard logic, full custom devices, cell-based ICs (also referred to as standard cells) and other forms of logic ICs, including chipsets. In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility and ease of use dictate the extent to which they may be directly competitive for particular applications.

     Programmable logic's primary advantage is that it allows for quicker design cycles meeting customers' needs for quick time-to-market. Programmable logic allows customers to experiment and iterate their designs in a relatively short amount of time and with minimum cost. In most instances, this is quicker and easier than achieving a design in a deterministic fashion. This advantage is amplified by the ability to have working silicon at the time the design is finalized.

     Another advantage of programmable logic is that, particularly for small volume applications, it lowers the per unit cost of producing customized components. While programmable logic inherently consumes more silicon (because of its generality and on-chip programming overhead), in many cases this cost is still less than the high fixed costs of layout and mask-making required to produce a custom IC. The cost advantage is further enhanced by the flexibility of the inventory and the fact that customization occurs closer to the end application.

     Due to PLD cost decreases through high-volume manufacturing and the use of emerging process technologies, Altera has been able to introduce new product families that, as compared with their predecessors, provide more functionality at about half the price for any given density. These new product families achieve the integration, density, performance and cost to compete with gate array solutions. The Company believes that its competitiveness with the gate array segment in these areas, along with the inherent advantages of programmable logic discussed above, will enable it to compete for designs traditionally served by gate arrays. In the short term, the lower prices associated with the Company's new product offerings have slowed and will continue to slow its sales growth. However, Altera believes that these new product offerings will be important to sustaining long-term sales growth as they broaden the appeal of programmable logic. See "-- Competition."

PRODUCTS

     Altera sells a wide range of products, with a total of more than 1,000 product options among its PLD families. The Company offers PLDs in two fundamental technologies: its MAX products which use floating gate process technology and its FLEX products which use SRAM-based process technology. Altera's proprietary software, MAX+PLUS II, is capable of programming all its PLDs. Altera also offers hardware used in programming PLDs.

  Devices:

     Altera offers a wide range of general-purpose PLD families. Each device family offers unique features as well as differing density and performance specifications for implementing particular applications. Some of Altera's major device families include the following:

     MAX 7000: The MAX 7000 device family is one of the fastest high-density programmable logic families in the industry. Devices in this family range from 600 to 10,000 usable gates and up to 256 I/O pins. The MAX 7000 device family, which includes MAX 7000E, MAX 7000S and MAX 7000A devices, is fabricated on an advanced CMOS EEPROM process, providing a high-density, high-speed, I/O-intensive programmable logic solution. MAX 7000S devices provide several enhanced features, including support for the JTAG boundary-scan test circuitry and in-system programmability ("ISP"). ISP functionality allows devices to be programmed after they are soldered onto the printed circuit board, thereby minimizing the possibility of lead damage or electrostatic discharge exposure.

     MAX 9000: The MAX 9000 device family combines the efficient macrocell architecture of MAX 7000 devices with the high-performance, predictable FastTrack Interconnect structure of FLEX devices. Devices in this family range from 6,000 to 12,000 usable gates and up to 356 I/O pins. The MAX 9000 family is the densest EPLD family in the industry with up to 560 macrocells. The EEPROM-based MAX 9000 devices are PCI-compliant and offer non-volatile 5.0-V ISP.

     FLEX 8000: The SRAM-based FLEX 8000 device family uses the Altera patented FastTrack Interconnect, a continuous routing structure that allows for fast, predictable interconnect delays. Devices in this family range from 2,500 to 16,000 usable gates and up to 304 I/O pins. FLEX 8000 devices have a 5.0-V supply voltage and can interface with 3.3-V devices through the MultiVolt I/O feature. These SRAM-based devices provide low standby power and in-system reconfigurabilty.

     FLEX 6000: Altera's SRAM-based FLEX 6000 family delivers the flexibility and time-to-market of programmable logic at prices that are competitive with gate arrays. Devices in this family range from 16,000 to 24,000 usable gates and up to 256 I/O pins. Featuring the very efficient OptiFLEX architecture, FLEX 6000 devices provide a flexible and cost-effective alternative to gate arrays for high-volume production. Every feature in the OptiFLEX architecture is targeted at producing maximum performance and utilization in the smallest possible die area.

     FLEX 10K: Altera's SRAM-based FLEX 10K family offers a combination of logic and memory on one chip. Devices in this family are planned to range from 10,000 to 250,000 usable gates and up to 600 I/O pins. With these high densities, the FLEX 10K family is expected to address the increasing levels of integration needed to accommodate today's complex system-on-a-chip designs. FLEX 10K devices, offered in 2.5-V, 3.3-V and 5.0-V supply voltages, have a unique embedded architecture made up of both a logic array and an embedded memory array.

  Development Tools:

     The Company's development system software and hardware are used to design and implement logic designs on its PLDs. Altera's MAX+PLUS II software runs under the Microsoft Windows 95 and NT operating environments on personal computers in addition to the UNIX environment on SUN, HP and IBM workstations. The Company also provides interfaces to many industry standard electronic design automation ("EDA") tools, including those offered by Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc. The Company also sells hardware for programming its PLDs.

MARKETING, SALES AND CUSTOMERS

     The Company markets its products in the United States and Canada through a network of direct sales personnel, independent sales representatives and electronics distributors. The Company also has domestic sales management offices in major metropolitan areas throughout the United States. The Company's direct sales personnel and independent sales representatives focus on major strategic accounts. Distributors generally focus selling activities on the broad base of small and medium-size customers.

     In the United States, Altera's distributors currently include Arrow Electronics Inc. and Wyle Electronics (a wholly-owned subsidiary of Raab Karcher
AG). These distributors are responsible for creating customer demand from its base of customers, providing technical support and other value-added services and filling customers' orders. From time to time, the Company expects that it may add or delete distributors from its selling organization as it deems appropriate to the level of business.

     The Company's international business is supported by a network of distributors throughout Europe and Asia. The Company has representation in every major European country, Israel, Australia, South America and various countries throughout the Pacific Rim, including Japan. International sales management offices are located in the metropolitan areas of Brussels, Hong Kong, Hsinchu (Taiwan), London, Munich, Ottawa, Paris, Seoul, Stockholm, Tokyo and Turin.

     Customer service and support are important aspects of the sales and marketing of the Company's products. Altera provides several levels of user support, including applications assistance, design services and customer training. The Company's applications engineering staff publishes data sheets and application notes, conducts technical seminars and provides design assistance via electronic links to the customer's design station. Customer service is supported with inventory maintained both by Altera and at distributors' locations to provide short-term delivery of chips.

     During each of the last three years, export sales constituted nearly half of the Company's total sales. Through 1997, almost all export sales were denominated in U.S. dollars. The Company's export sales are subject to those risks common to all export activities, including governmental regulation, possible imposition of tariffs or other trade barriers and currency fluctuations.

     In the year ended December 31, 1997, worldwide sales through distributors accounted for approximately 90% of total sales. In 1997, the two largest distributors accounted for 32% and 18% of sales. In 1996, the two largest distributors accounted for 29% and 15% of sales, whereas in 1995, they each accounted for 21% and 15% of sales, respectively. No single end customer accounted for more than 10% of the Company's sales in 1997, 1996 or 1995. Export sales constituted 45%, 47% and 47% of sales in 1997, 1996 and 1995, respectively.

COMPETITION

  The CMOS Logic Market:

     Programmable logic is one segment of the CMOS logic market, other segments of which include gate arrays, standard logic, full custom devices, cell-based ICs (also referred to as standard cells) and other forms of logic ICs, including chipsets. In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility and ease of use dictate the extent to which they may be directly competitive for particular applications. As PLDs have increased in density and decreased in cost, they have become more directly competitive with gate array products. With the introduction of the Company's FLEX 10K family of devices, which are the highest density of Altera's PLDs, and its newer FLEX 6000 devices, which are designed and priced to be very competitive with lower density gate arrays, the Company seeks to grow its segment by directly competing with companies in the gate array segment. Many of the companies in the gate array segment have substantially greater financial, technical and marketing resources than the Company. Consequently, there can be no assurance that the Company will be successful in competing in the gate array segment of the CMOS logic market.

  The Programmable Logic Segment:

     The principal factors of competition in the programmable logic segment include the capability of software development tools and system-level functional programming blocks, product performance and features, quality and reliability, pricing, technical service and support, the ability to respond rapidly to technical innovation and customer service. The Company believes it competes favorably with respect to these factors and that its proprietary device architecture and its installed base of development systems with proprietary software may provide some competitive advantage. However, as is true of the semiconductor industry as a whole, the PLD segment of the CMOS logic market is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence and price erosion resulting from both product obsolescence and price competition. All of these factors may influence the Company's future operating results.

     The Company experiences significant direct competition from a number of other companies which are in the programmable logic segment of the CMOS logic market. The Company's competition in this market segment is from suppliers of products that are marketed as either field programmable gate arrays ("FPGAs") or complex PLDs ("CPLDs").

     Companies that currently compete with Altera in its core business may have proprietary wafer manufacturing ability, preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, greater financial resources than those of the Company and other significant advantages over the Company. Additionally, the semiconductor industry as a whole includes many large domestic and foreign companies that have substantially greater financial, technical and marketing resources than the Company. The Company expects that as the dollar volume of the programmable logic segment grows, the attractiveness of this segment to larger, more powerful competitors will continue to increase. Substantial direct or indirect competition could have a material adverse effect on the Company's future sales and operating results.

MANUFACTURING

     The Company does not directly manufacture its silicon wafers. Altera's wafers are produced using various semiconductor foundry wafer fabrication service providers. This enables Altera to take advantage of these suppliers' high volume economies of scale, as well as easy and timely access to advancing process technology.

     Altera presently has its primary wafer supply arrangements with three semiconductor vendors: Sharp, TSMC and Cypress. The Company may negotiate additional foundry contracts and establish other sources of wafer supply for its products as such arrangements become economically useful or technically necessary. Although there are a number of new state of the art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited quickly and without much notice. Furthermore, since only newer fabrication facilities are able to manufacture wafers that incorporate leading edge technologies, any significant decrease in capacity of these facilities would have a material adverse effect on the Company's ability to obtain wafer supply for its newer products. Accordingly, there can be no assurance that any foundry manufacturing constraints will not pose significant problems for the Company in the future.

     In June 1996, Altera, TSMC and several other partners formed WaferTech LLC, a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18% equity ownership in the joint-venture company and certain rights to procure output from the fab at market price. The investment was made in three installments, the last of which was paid in November 1997. In addition, the Company has an obligation to guarantee a pro rata share of debt incurred by WaferTech up to a maximum of $45 million. WaferTech is currently seeking to secure a loan facility of up to $350 million. It is anticipated that WaferTech's initial wafer shipments will occur in the latter half of 1998. There can be no assurance that WaferTech will remain sufficiently capitalized or on schedule with its production projections, and WaferTech's failure to do so could have a material adverse effect on the Company's future operating results.

     The Company also owns a 17% equity interest in Cypress Semiconductor (Texas) Inc. ("CSTI"), a subsidiary of Cypress Semiconductor Corporation. Pursuant to the agreements governing this investment, Altera can obtain up to a certain number of wafers from CSTI. This investment provides Altera with the option to design and market certain sole-sourced products produced at CSTI. The Company uses this facility for the manufacture of its older architecture Classic and MAX 5000 products. Cypress Semiconductor, which has manufacturing and marketing rights to certain MAX 5000 products, also manufactures its own products in the CSTI facility.

     The Company depends upon its foundry vendors to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. The manufacture of advanced CMOS semiconductor wafers is a highly complex process, and the Company has from time to time experienced difficulties in obtaining acceptable yields and timely deliveries from its suppliers. Good production yields are particularly important to the Company's business, including its ability to meet customers' demand for products and to maintain profit margins. The manufacture of semiconductor products is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is common in the semiconductor industry, the Company has experienced and expects to experience production yield problems from time to time. Accordingly, no assurance can be given that the Company will not experience significant production yield problems with one or more of its product lines. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results. The Company expects that, as is customary in the semiconductor business, in order to maintain or enhance competitive position, it will continue to convert its fabrication process arrangements to larger wafer sizes and smaller circuit geometries, to more advanced process technologies or to new suppliers. Such conversions entail inherent technological risks that can adversely affect yields, costs and delivery lead time. In addition, if for any reason the Company were required to seek alternative sources of supply, shipments could be delayed significantly while such sources are qualified for volume production, and any significant delay could have a material adverse effect on the Company's operating results.

     After wafer manufacturing is completed, each wafer is electronically sort tested using a variety of test and handling equipment. Such wafer testing is accomplished at TSMC, Sharp and the Company's Pilot Line facility in San Jose (which is used primarily for new product development). This testing is performed on equipment owned by the Company and consigned to the vendors.

     Resulting wafers are shipped to various Asian assembly suppliers, where good die are separated into individual chips that are then encapsulated in ceramic or plastic packages. As is the case with the Company's wafer supply business, the Company employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of subcontractor high volume manufacturing, related cost savings, speed and supply flexibility. It also provides the Company with timely access to cost-effective advanced process and package technologies. Altera purchases almost of all its assembly services from ASE (Malaysia) and ANAM (Korea).

     Following assembly, each of the packaged units receives final testing, marking and final inspection prior to shipment to customers. The Company obtains almost all of its final test and back end operation services from ASE, ANAM or ASAT (Hong Kong). Final testing by these assembly suppliers is accomplished through the use of Altera's proprietary test software and hardware consigned to such suppliers and of third-party commercial testers. These suppliers also handle shipment of the products to the Company's customers.

     Almost all of the manufacturing, assembly, testing and packaging of Altera's development system hardware products is done by outside contractors. Although the Company's wafer fabrication, assembly and other subcontractors have not recently experienced any serious work stoppages, the economic, social and political situations in countries where certain subcontractors are located are unpredictable and can be volatile. Any prolonged work stoppages or other inability of the Company to manufacture and assemble its products would have a material adverse effect on the Company's operating results. Furthermore, economic risks, such as extreme currency fluctuations, changes in tax laws, tariff or freight rates, or interruptions in air transportation, could have a material adverse effect on the Company's operating results.

BACKLOG

     The Company's backlog of released orders as of December 31, 1997 was approximately $114.0 million as compared to approximately $102.6 million at December 31, 1996. The Company includes in its backlog OEM customer-released orders that are requested for delivery within the next six months and distributor orders requested for delivery within the next three months. The Company produces standard products which may be shipped from inventory within a short time after receipt of an order. The Company's business has been characterized by a high percentage of orders with near-term delivery schedules (turns orders). At times, due to high demand and supply constraints in certain products, lead times can lengthen, causing an increase in backlog. However, orders constituting the Company's current backlog are cancelable without significant penalty at the option of the purchaser, thereby decreasing backlog during periods of lower demand. In addition, distributor shipments are subject to price adjustments. As discussed in the Notes to the Consolidated Financial Statements in the Company's 1997 Annual Report, portions of which are filed as
Exhibit 13.1 hereto, the Company adopted a new revenue recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997, which involves the deferral of revenue recognition on shipments to distributors until the product is resold to the end customers. Distributor orders accounted for approximately 90% of the Company's backlog as of December 31, 1997. For all of these reasons, backlog as of any particular date should not be used as a predictor of sales for any future period.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities have focused primarily on general-purpose programmable logic devices and on the associated development software and hardware. The Company has developed these related products in parallel to provide software support to customers simultaneous with circuit introduction. As a result of the Company's research and development efforts, it has introduced a number of new PLD families, such as the FLEX 6000 (which was introduced in 1997), FLEX 10K, MAX 7000S and MAX 9000 families. The Company has also redesigned a number of its products, including the FLEX 10KA and MAX 9000 families, to accommodate their manufacture on new wafer fabrication processes. Additionally, the Company also releases new versions of its proprietary software on a quarterly basis.

     The Company's research and development expenditures in 1997, 1996 and 1995 were $54.4 million, $49.5 million and $33.8 million, respectively. The Company has not capitalized research and development or software costs to date. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products, particularly in light of the industry pattern of price erosion for mature products and increasing competition within the CMOS logic market. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products, and enhance its existing products, its future operating results would be adversely affected.

PATENTS AND LICENSES

     The Company owns numerous United States patents and has additional pending United States patent applications on its semiconductor products. The Company also has technology licensing agreements with AMD, Cypress, Intel and Texas Instruments giving the Company royalty-free rights to design, manufacture and package products using certain patents they control.

     Although the Company's patents and patent applications may have value in discouraging competitive entry into the Company's market segment and the Company believes that its current licenses will assist it in developing additional products, there can be no assurance that any valuable new patents will be granted to the Company, that the Company's patents will provide meaningful protection from competition or that any additional products will be developed based on any of the licenses that the Company currently holds. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel, rather than on its patents, licenses or other proprietary rights.

     In the future, the Company may decide to incur litigation expenses to enforce its intellectual property rights against third parties. There is no assurance that any such litigation would be successful, or that the Company's patents would be upheld if challenged.

     The Company, in the normal course of business, from time to time receives and makes inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for the Company to obtain additional licenses relating to one or more of its current or future products. There can be no assurance that such additional licenses could be obtained, and, if obtainable, could be obtained on conditions which would not have a material adverse effect on the Company's operating results. In addition, if patent litigation ensued, there can be no assurance that these third parties would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of the Company's product families.

EMPLOYEES

     As of December 31, 1997, the Company had 1,086 regular employees. The success of the Company is dependent in large part upon the continued service of its key management, technical, sales and support employees and on its ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and their loss as employees could have an adverse effect on the Company.

ITEM 2. PROPERTIES.

     In July 1997, the Company moved to its new headquarters facility in San Jose, California. The new campus consists of four interconnected buildings totaling approximately 500,000 square feet. Design, limited manufacturing, research, marketing and administrative activities are performed in these facilities. In June 1995, the Company purchased the approximately 25 acres of land on which the new campus sits. During 1997, $44.2 million was spent by the Company on construction of the facility, which was completed in mid-1997. The Company also leases on a short-term basis office facilities for its domestic and international sales management offices. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

     In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the Court's rulings. Due to the nature of the litigation with AMD, and because AMD has appealed the court rulings that the Company is licensed under all of the patents asserted by AMD in the suit, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have material adverse effect on the Company's financial condition or results of operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The textual portion of the section entitled "About Your Investment" and the section entitled "Corporate Directory" in the Company's 1997 Annual Report to Stockholders for the year ended December 31, 1997 ("1997 Annual Report") are incorporated herein by reference.

     The Company believes factors such as quarter-to-quarter variances in financial results, announcements of new products, new orders and order rate variations by the Company or its competitors could cause the market price of its Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies experience large fluctuations, which are often unrelated to the operating performance of the specific companies. Broad market fluctuations, as well as general economic conditions such as a recessionary period or high interest rates, may adversely affect the market price of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The section entitled "Selected Consolidated Financial Data/Five-Year Summary" in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The textual portion of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The section entitled "Market Risk Disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 20, 1998, in the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and their ages are as follows:

            NAME               AGE                 POSITION WITH THE COMPANY
            ----               ---                 -------------------------
Rodney Smith.................  57     Chairman of the Board of Directors, President and
                                      Chief Executive Officer
C. Wendell Bergere...........  52     Vice President, General Counsel and Secretary
Denis Berlan.................  47     Executive Vice President and Chief Operating Officer
Erik Cleage..................  37     Vice President, Marketing
John R. Fitzhenry............  48     Vice President, Human Resources
Paul Newhagen(1)(3)..........  48     Director and Vice President, Administration
Nathan Sarkisian.............  39     Vice President, Finance and Chief Financial Officer
Peter Smyth..................  59     Vice President, Sales
Charles M. Clough............  69     Director
Michael A.                     52     Director
  Ellison(1)(2)(3)...........
Robert W. Reed(1)(3).........  51     Director
William E. Terry(1)(2).......  64     Director
Deborah Triant...............  48     Director

---------------
(1) Member of Nominating Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

     All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. There are no family relationships between any of the directors or executive officers of the Company.

     RODNEY SMITH joined the Company in November 1983 as Chairman of the Board of Directors, President and Chief Executive Officer. Prior to that time, he held various management positions with Fairchild Semiconductor Corporation ("Fairchild"), a semiconductor manufacturer.

     C. WENDELL BERGERE joined the Company in August 1995 as Vice President, General Counsel and Secretary. Prior to joining the Company, from 1993 to 1995, Mr. Bergere was Special Counsel at the law firm of Sheppard, Mullin, Richter & Hampton. From 1982 to 1993, he was Vice President, General Counsel and Secretary of The Perkin-Elmer Corporation, a producer of analytical and life science systems.

     DENIS M. BERLAN joined the Company in December 1989 as Vice President, Product Engineering and was named Vice President, Operations and Product Engineering in October 1994. In January 1996, he was named Vice President, Operations. In January 1997, he was named Executive Vice President and Chief Operating Officer. He was previously employed by Advanced Micro Devices, Inc. ("AMD"), a semiconductor manufacturer, and by Lattice Semiconductor Corporation, a semiconductor manufacturer, in engineering management capacities.

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

     CHARLES M. CLOUGH has served as a director of the Company since August 1997. In August 1997, Mr. Clough retired from his position as Chairman of the Board of Directors of Wyle Electronics, a distributor of semiconductor products and computer systems. From 1982 to 1997, Mr. Clough held various management positions at Wyle Electronics, including President, Chief Executive Officer and Chairman. Wyle Electronics is one of the Company's authorized distributors in the United States. Prior to joining Wyle Electronics, he had spent 27 years with Texas Instruments holding a number of management and executive positions relating to semiconductor operations, including the head of Bipolar operations, European Semiconductor group and worldwide marketing.

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

     The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 9, 1998 filed with the Securities and Exchange Commission (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.

          The following documents from the Annual Report to Stockholders are filed as part of this report:

           Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

           Consolidated Balance Sheets at December 31, 1997 and December 31,
           1996

           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

           Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

           Notes to the Consolidated Financial Statements

           Report of Independent Accountants

     2. FINANCIAL STATEMENT SCHEDULES.

          All schedules have been omitted as they are either not required, not applicable, or the required information is included in the financial statements or notes thereto.

     3. EXHIBITS.

    EXHIBIT
    NUMBER                                   EXHIBIT
    -------                                  -------
       3.1         Certificate of Incorporation filed with the Delaware
                   Secretary of State on March 25, 1997 (which became the
                   Certificate of Incorporation of the Registrant on June 19,
                   1997).(15)
       3.2         By-laws of the Registrant as adopted May 5, 1997 (which
                   became the By-laws of the Registrant on June 19, 1997).(15)
     # 4.1         Specimen copy of certificate for shares of Common Stock of the Registrant.
       4.2         Indenture Agreement dated as of June 15, 1995 by and between
                   Registrant and the First National Bank of Boston, as
                   Trustee.(11)
       4.3         Form of Convertible Subordinated Note due 2002.(11)
       4.4         First Supplemental Indenture dated as of June 19, 1997 to
                   Indenture dated as of June 15, 1995.(15)
      10.1*        License Agreement dated as of July 12, 1994 with Intel
                   Corporation.(9)
      10.2*        Supply Agreement dated as of July 12, 1994 with Intel
                   Corporation.(9)
    10.3(a)+       1987 Stock Option Plan, and forms of Incentive and
                   Nonstatutory Stock Option Agreements, as amended March 22,
                   1995 and as restated effective May 10, 1995.(12)
    10.4(b)+       1987 Employee Stock Purchase Plan, and form of Subscription
                   Agreement, as amended May 10, 1995.(12)
      10.6*        Technology License and Manufacturing Agreement with Cypress
                   Semiconductor Corporation, dated June 19, 1987.(1)
    10.6(a)*       Termination Agreement dated November 23, 1993, regarding
                   Technology License and Manufacturing Agreement with Cypress
                   Semiconductor Corporation.(7)
      10.11        Form of Sales Representative Agreement.(1)
      10.22*       Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock Purchase Agreement and Patent License Agreement, all dated March 31, 1987.(1)
      10.25        Product Distribution Agreement with Wyle Electronics
                   Marketing Group, effective May 16, 1984, as amended.(1)
     #10.26        Form of Indemnification Agreement entered into with each of the Company's officers and directors.
    10.30(a)*      Amendment No. 2 to Technology License and Manufacturing
                   Agreement with Texas Instruments Incorporated, dated
                   effective October 1, 1990.(5)
      10.31        Product Distribution Agreement with LEX Electronics, Inc., formerly Schweber Electronics Corporation effective December
                   22, 1988, as amended.(2)
    10.31(a)       Consent to Assignment of Product Distribution Agreement,
                   effective September 23, 1991.(6)
    10.33(b)+      1988 Director Stock Option Plan and form of Outside Director
                   Nonstatutory Stock Option Agreement, as amended January 18,
                   1995 and as restated effective May 10, 1995.(10)
     10.34*        Foundry and PROM II.5 Process Technology License Agreement
                   with Cypress Semiconductor Corporation and Cypress
                   Semiconductor (Texas) Inc., dated April 24, 1990.(4)
    10.34(a)*      Amendment Number 1 dated November 23, 1993, regarding
                   Foundry and PROM II.5 Process Technology License Agreement
                   with Cypress Semiconductor Corporation and Cypress
                   Semiconductor (Texas) Inc.(7)

    EXHIBIT
    NUMBER                                   EXHIBIT
    -------                                  -------
      10.35        Master Distribution Agreement with Japan Macnics Corporation dated June 26, 1986, as amended effective March 18, 1987.(6)
      10.37        LSI Products Supply Agreement with Sharp Corporation, dated
                   October 1, 1993.(7)
     10.38+        Altera Corporation Nonqualified Deferred Compensation Plan
                   and Trust Agreement dated February 1, 1994, and form of
                   Deferred Compensation Agreement.(7)
      10.39        Wafer Supply Agreement dated June 26, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(11)
      10.40        Option Agreement dated June 26, 1995 between Registrant and
                   Taiwan Semiconductor Manufacturing Co., Ltd.(11)
      10.41        Memorandum of Intent dated October 1, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(13)
      10.42        Amendment No. 1 dated as of October 1, 1995 to Wafer Supply
                   Agreement dated as of June 26, 1995 by and between
                   Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
                   And to Option Agreement 1 dated as of June 26, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(13)
      10.43        Option Agreement 2 dated as of October 1, 1995 by and
                   between Registrant and Taiwan Semiconductor Manufacturing
                   Co., Ltd.(13)
      10.44        Option Agreement 3 dated as of October 1, 1995 by and
                   between Registrant and Taiwan Semiconductor Manufacturing
                   Co., Ltd.(13)
    10.45(a)+      1996 Stock Option Plan.
    10.45(b)       Form of Stock Option Agreement under 1996 Stock Option
                   Plan.(13)
      10.46        Owner/Contractor Agreement for Construction between
                   Registrant and Rudolph and Sletten, Inc. dated January 10,
                   1996.(13)
     #10.47        Second Amended and Restated Limited Liability Company
                   Agreement of Wafertech, LLC, a Delaware limited liability
                   company, dated as of October 28, 1997.(17)
      10.48        Purchase Agreement by and between Taiwan Semiconductor
                   Manufacturing Co., Ltd., as Seller, and Analog Devices,
                   Inc., the Registrant and Integrated Silicon Solutions, Inc.,
                   as Buyers (dated as of June 25, 1996).(14)
      10.49        Recission (dated as of June 25, 1996) of Option Agreement 1 dated as of June 26, 1995 by and between the Registrant and
                   Taiwan Semiconductor Manufacturing Co., Ltd.(14)
      10.50        Agreement and Plan of Merger dated June 18, 1997.(15)
      11.1         Computation of Earnings per Share.(16)
     #13.1         Annual Report to Stockholders for the fiscal year ended
                   December 31, 1997 (to be deemed filed only to the extent
                   required by the instructions to Exhibits for Reports on Form
                   10-K).
     #18.1         Letter of Price Waterhouse LLP regarding Change in
                   Accounting Principle.
     #21.1         Subsidiaries of the Registrant.
     #23.1         Consent of Price Waterhouse LLP.
     #24.1         Power of Attorney (included on page 17).
     #27.1         Financial Data Schedule.

---------------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 33-17717), as amended, which became effective March 29, 1988.

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

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits," of the registrant's Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Incorporated by reference to Note 3 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

(17) Exhibits to this document are incorporated by reference to the exhibits to the identically numbered document filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

  * Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

  #  Filed herewith.

     (b) REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf, by the undersigned thereto duly authorized.

                                          ALTERA CORPORATION

                                          By: /s/ NATHAN SARKISIAN
                                            ------------------------------------
                                            Nathan Sarkisian
                                            Vice President, Finance and Chief
                                          Financial Officer
March 25, 1998

                               POWER OF ATTORNEY

     Know all persons by these present, that each person whose signature appears below constitutes and appoints Nathan Sarkisian, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                       ---------                           ------------------------           ----

                    /s/ RODNEY SMITH                      President, Chief Executive     March 25, 1998
--------------------------------------------------------  Officer (Principal
                      Rodney Smith                        Executive Officer) and
                                                          Chairman of the Board of
                                                          Directors

                  /s/ NATHAN SARKISIAN                    Vice President -- Finance      March 25, 1998
--------------------------------------------------------  and Chief Financial Officer
                    Nathan Sarkisian                      (Principal Financial and
                                                          Accounting Officer)

                 /s/ CHARLES M. CLOUGH                    Director                       March 25, 1998
--------------------------------------------------------
                   Charles M. Clough

                 /s/ MICHAEL A. ELLISON                   Director                       March 25, 1998
--------------------------------------------------------
                   Michael A. Ellison

                   /s/ PAUL NEWHAGEN                      Director                       March 25, 1998
--------------------------------------------------------
                     Paul Newhagen

                   /s/ ROBERT W. REED                     Director                       March 25, 1998
--------------------------------------------------------
                     Robert W. Reed

                  /s/ WILLIAM E. TERRY                    Director                       March 25, 1998
--------------------------------------------------------
                    William E. Terry

                   /s/ DEBORAH TRIANT                     Director                       March 25, 1998
--------------------------------------------------------
                     Deborah Triant

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
       3.1         Certificate of Incorporation filed with the Delaware
                   Secretary of State on March 25, 1997 (which became the
                   Certificate of Incorporation of the Registrant on June 19,
                   1997).(15)
       3.2         By-laws of the Registrant as adopted May 5, 1997 (which
                   became the By-laws of the Registrant on June 19, 1997).(15)
     # 4.1         Specimen copy of certificate for shares of Common Stock of the Registrant.
       4.2         Indenture Agreement dated as of June 15, 1995 by and between
                   Registrant and the First National Bank of Boston, as
                   Trustee.(11)
       4.3         Form of Convertible Subordinated Note due 2002.(11)
       4.4         First Supplemental Indenture dated as of June 19, 1997 to
                   Indenture dated as of June 15, 1995.(15)
      10.1*        License Agreement dated as of July 12, 1994 with Intel
                   Corporation.(9)
      10.2*        Supply Agreement dated as of July 12, 1994 with Intel
                   Corporation.(9)
    10.3(a)+       1987 Stock Option Plan, and forms of Incentive and
                   Nonstatutory Stock Option Agreements, as amended March 22,
                   1995 and as restated effective May 10, 1995.(12)
    10.4(b)+       1987 Employee Stock Purchase Plan, and form of Subscription
                   Agreement, as amended May 10, 1995.(12)
      10.6*        Technology License and Manufacturing Agreement with Cypress
                   Semiconductor Corporation, dated June 19, 1987.(1)
    10.6(a)*       Termination Agreement dated November 23, 1993, regarding
                   Technology License and Manufacturing Agreement with Cypress
                   Semiconductor Corporation.(7)
      10.11        Form of Sales Representative Agreement.(1)
      10.22*       Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock Purchase Agreement and Patent License Agreement, all dated March 31, 1987.(1)
      10.25        Product Distribution Agreement with Wyle Electronics
                   Marketing Group, effective May 16, 1984, as amended.(1)
     #10.26        Form of Indemnification Agreement entered into with each of the Company's officers and directors.
    10.30(a)*      Amendment No. 2 to Technology License and Manufacturing
                   Agreement with Texas Instruments Incorporated, dated
                   effective October 1, 1990.(5)
      10.31        Product Distribution Agreement with LEX Electronics, Inc., formerly Schweber Electronics Corporation effective December
                   22, 1988, as amended.(2)
    10.31(a)       Consent to Assignment of Product Distribution Agreement,
                   effective September 23, 1991.(6)
    10.33(b)+      1988 Director Stock Option Plan and form of Outside Director
                   Nonstatutory Stock Option Agreement, as amended January 18,
                   1995 and as restated effective May 10, 1995.(10)
     10.34*        Foundry and PROM II.5 Process Technology License Agreement
                   with Cypress Semiconductor Corporation and Cypress
                   Semiconductor (Texas) Inc., dated April 24, 1990.(4)
    10.34(a)*      Amendment Number 1 dated November 23, 1993, regarding
                   Foundry and PROM II.5 Process Technology License Agreement
                   with Cypress Semiconductor Corporation and Cypress
                   Semiconductor (Texas) Inc.(7)

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
      10.35        Master Distribution Agreement with Japan Macnics Corporation dated June 26, 1986, as amended effective March 18, 1987.(6)
      10.37        LSI Products Supply Agreement with Sharp Corporation, dated
                   October 1, 1993.(7)
     10.38+        Altera Corporation Nonqualified Deferred Compensation Plan
                   and Trust Agreement dated February 1, 1994, and form of
                   Deferred Compensation Agreement.(7)
      10.39        Wafer Supply Agreement dated June 26, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(11)
      10.40        Option Agreement dated June 26, 1995 between Registrant and
                   Taiwan Semiconductor Manufacturing Co., Ltd.(11)
      10.41        Memorandum of Intent dated October 1, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(13)
      10.42        Amendment No. 1 dated as of October 1, 1995 to Wafer Supply
                   Agreement dated as of June 26, 1995 by and between
                   Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
                   And to Option Agreement 1 dated as of June 26, 1995 between
                   Registrant and Taiwan Semiconductor Manufacturing Co.,
                   Ltd.(13)
      10.43        Option Agreement 2 dated as of October 1, 1995 by and
                   between Registrant and Taiwan Semiconductor Manufacturing
                   Co., Ltd.(13)
      10.44        Option Agreement 3 dated as of October 1, 1995 by and
                   between Registrant and Taiwan Semiconductor Manufacturing
                   Co., Ltd.(13)
    10.45(a)+      1996 Stock Option Plan.
    10.45(b)       Form of Stock Option Agreement under 1996 Stock Option
                   Plan.(13)
      10.46        Owner/Contractor Agreement for Construction between
                   Registrant and Rudolph and Sletten, Inc. dated January 10,
                   1996.(13)
     #10.47        Second Amended and Restated Limited Liability Company
                   Agreement of Wafertech, LLC, a Delaware limited liability
                   company, dated as of October 28, 1997.(17)
      10.48        Purchase Agreement by and between Taiwan Semiconductor
                   Manufacturing Co., Ltd., as Seller, and Analog Devices,
                   Inc., the Registrant and Integrated Silicon Solutions, Inc.,
                   as Buyers (dated as of June 25, 1996).(14)
      10.49        Recission (dated as of June 25, 1996) of Option Agreement 1 dated as of June 26, 1995 by and between the Registrant and
                   Taiwan Semiconductor Manufacturing Co., Ltd.(14)
      10.50        Agreement and Plan of Merger dated June 18, 1997.(15)
      11.1         Computation of Earnings per Share.(16)
     #13.1         Annual Report to Stockholders for the fiscal year ended
                   December 31, 1997 (to be deemed filed only to the extent
                   required by the instructions to Exhibits for Reports on Form
                   10-K).
     #18.1         Letter of Price Waterhouse LLP regarding Change in
                   Accounting Principle.
     #21.1         Subsidiaries of the Registrant.
     #23.1         Consent of Price Waterhouse LLP.
     #24.1         Power of Attorney (included on page 17).
     #27.1         Financial Data Schedule.

---------------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 33-17717), as amended, which became effective March 29, 1988.

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

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits," of the registrant's Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Incorporated by reference to Note 3 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

(17) Exhibits to this document are incorporated by reference to the exhibits to the identically numbered document filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

  * Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

  #  Filed herewith.