Form 10-Q
period 1998-03-31
ALTERA CORP
filed 1998-05-15
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

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


                     Yes   [X]               No [ ]


     Number of shares of common stock outstanding at May 8, 1998: 89,084,155

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                 MARCH 31, 1998









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                Mar. 31,     Dec.31,
                                                 1998         1997
                                               --------     --------
ASSETS

Current assets:
  Cash and cash equivalents                    $ 64,303     $ 22,761
  Short-term investments                        348,730      354,808
                                               --------     --------
       Total cash, cash equivalents,
          and short-term investments            413,033      377,569
  Accounts receivable, net                       55,037       55,251
  Inventories                                    97,258       98,883
  Deferred income taxes                          64,576       63,076
  Other current assets                           26,612       21,423
                                               --------     --------
       Total current assets                     656,516      616,202

Property and equipment, net                     151,760      152,417
Investments and other assets                    178,339      183,899
                                               --------     --------
                                               $986,615     $952,518
                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 25,297     $ 20,649
  Accrued liabilities                            19,975       16,688
  Accrued compensation                           10,296       20,226
  Deferred income on sales to distributors      126,661      128,268
  Income taxes payable                           14,118           --
                                               --------     --------
       Total current liabilities                196,347      185,831

Convertible subordinated notes                  230,000      230,000
                                               --------     --------
       Total liabilities                        426,347      415,831
                                               --------     --------

Stockholders' equity:
  Common stock                                       89           89
  Additional paid-in capital                    111,990      123,544
  Retained earnings                             448,189      413,054
                                               --------     --------
       Total stockholders' equity               560,268      536,687
                                               --------     --------
                                               $986,615     $952,518
                                               ========     ========


See accompanying notes to financial information.

                               ALTERA CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             1998          1997*
                                                          ---------      ---------
Net sales                                                 $ 157,216      $ 146,043
                                                          ---------      ---------
Costs & expenses:
   Cost of sales                                             60,090         55,355
   Research and development                                  14,407         12,315
   Selling, general and administrative                       28,138         24,760
                                                          ---------      ---------
Total costs and expenses                                    102,635         92,430
                                                          ---------      ---------
Income from operations                                       54,581         53,613
Interest & other income, net                                    152            329
                                                          ---------      ---------
Income before taxes                                          54,733         53,942
Provision for income taxes                                   17,787         18,340
                                                          ---------      ---------
Income before accounting change and equity investment        36,946         35,602
Equity in income (loss) of WaferTech                         (1,811)            --
                                                          ---------      ---------
Income before cumulative effect of accounting change         35,135         35,602
Cumulative effect of change in accounting principle              --        (18,064)
                                                          ---------      ---------
Net income                                                $  35,135      $  17,538
                                                          =========      =========

BASIC EARNINGS PER SHARE:
   Income before accounting change                        $    0.40      $    0.41
                                                          =========      =========
   Net income                                             $    0.40      $    0.20
                                                          =========      =========
DILUTED EARNINGS PER SHARE:
   Income before accounting change                        $    0.37      $    0.36
                                                          =========      =========
   Net income                                             $    0.37      $    0.19
                                                          =========      =========
WEIGHTED AVERAGE SHARES:
   Basic                                                     88,885         87,873
                                                          =========      =========
   Diluted                                                  101,961        102,119
                                                          =========      =========



* Restated to reflect change in accounting principle.


See accompanying notes to financial information.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (Unaudited, in thousands)


                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                             1998           1997*
                                                          ---------      ---------
Cash flows from operating activities:
  Net income                                              $  35,135      $  17,538
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Cumulative effect of change in accounting principle            --         18,064
  Equity in loss of WaferTech                                 1,811             --
  Depreciation and amortization                               7,636          6,317
  Deferred income taxes                                      (1,500)        (4,203)
  Changes in assets and liabilities:
    Accounts receivable, net                                    214         (4,265)
    Inventories                                               1,625         13,769
    Other current assets                                     (5,189)          (507)
    Accounts payable and accrued liabilities                 (1,995)         8,891
    Deferred income on sales to distributors                 (1,607)        25,992
    Income taxes payable                                     14,990         14,392
                                                          ---------      ---------

Cash provided by operating activities                        51,120         95,988
                                                          ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                        (5,228)       (23,345)
  Net change in short-term investments                        6,078        (85,674)
  Long-term investments                                       1,126           (688)
                                                          ---------      ---------

Cash provided by (used for) investing activities              1,976       (109,707)
                                                          ---------      ---------

Cash flows from financing activities:
  Tax benefit from employee stock transactions                1,680          5,000
  Net proceeds from issuance of common stock                  3,792          4,966
  Repurchase of common stock                                (17,026)            --
                                                          ---------      ---------

Cash provided by (used for) financing activities            (11,554)         9,966
                                                          ---------      ---------

Net increase (decrease) in cash and cash equivalents         41,542         (3,753)
Cash and cash equivalents at beginning of period             22,761         70,788
                                                          ---------      ---------

Cash and cash equivalents at end of period                $  64,303      $  67,035
                                                          =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes            $     221      $   2,820
  Cash paid during the period for interest                $      --      $      --



*Restated to reflect change in accounting principle.


See accompanying notes to financial information.

                               ALTERA CORPORATION

                         NOTES TO FINANCIAL INFORMATION
                                   (Unaudited)



Note 1 - Interim Statements:

In the opinion of the Company, the accompanying unaudited financial data contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997. Results for the interim period presented are not necessarily indicative of results for the entire year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.


Note 2 - Balance Sheet Details:

                                              (In thousands)
                                          Mar. 31,      Dec. 31,
                                           1998           1997
                                        ---------      ---------
Inventories:
  Purchased parts and raw materials     $     114      $   1,503
  Work-in-process                          72,740         67,442
  Finished goods                           24,404         29,938
                                        ---------      ---------
                                        $  97,258      $  98,883
                                        =========      =========

Property and equipment:
  Land                                  $  20,496      $  20,496
  Building                                 76,094         75,111
  Equipment                               104,036        102,953
  Office furniture and equipment           10,013          9,767
  Leasehold improvements                    1,032          1,884
                                        ---------      ---------
                                          211,671        210,211
  Accumulated depreciation and
    Amortization                          (59,911)       (57,794)
                                        ---------      ---------
                                        $ 151,760      $ 152,417
                                        =========      =========


Note 3 - Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and convertible securities. Diluted net income per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

                               ALTERA CORPORATION

                                   (Unaudited)



A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                      Three Months Ended
                                                         March 31,
                                                    ---------------------
                                                      1998         1997*
                                                    --------     --------
Basic:

Net income                                          $ 35,135     $ 17,538
                                                    ========     ========

Weighted average common shares
   outstanding                                        88,885       87,873
                                                    ========     ========

Basic net income per share                          $   0.40     $   0.20
                                                    ========     ========


Diluted:

Net income                                          $ 35,135     $ 17,538
Convertible notes interest,
   net of income taxes and capitalized interest        2,232        1,624
                                                    --------     --------

                                                    $ 37,367     $ 19,162
                                                    ========     ========

Weighted average common shares outstanding            88,885       87,873
Dilutive stock options                                 4,086        5,256
Assumed conversion of notes                            8,990        8,990
                                                    --------     --------
                                                     101,961      102,119
                                                    ========     ========

Diluted net income per share                        $   0.37     $   0.19
                                                    ========     ========

*Restated to reflect change in accounting principle.


Note 4 - Common Stock Repurchase:

In January 1998, the Company repurchased 540,000 shares of common stock for a total price of $17.0 million. The repurchased shares were retired upon acquisition.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

           Net Sales. Net sales during the first quarter of 1998 were $157.2 million, 7.7% higher than the $146.0 million reported for the same period last year, and flat compared to 1997 fourth quarter net sales of $157.1 million. Net sales in the first quarter of 1998 increased over the same period last year primarily due to significantly higher sales of new product families, including the FLEX 10K and MAX 7000S product families, which were partially offset by declines in sales of mainstream and mature product families. Net sales of new products increased from $16.7 million in the first quarter of 1997 to $52.1 million in the first quarter of 1998 while net sales of mainstream products, consisting of the MAX 7000, FLEX 8000, and FLASHlogic families, decreased from $96.9 million to $79.8 million. During the same periods, net sales of mature products, consisting of the Classic and MAX 5000 families, have decreased from $22.7 million to $14.3 million. Management expects that the decline in sales of the mainstream and mature products, which presently comprise more than half of the Company's revenue base, will continue. The Company's ability to maintain or increase net sales in the future is dependent on sales of new product families increasing more rapidly than the decline in sales of mainstream and mature product families. While management is optimistic that new product sales will increase, there can be no assurances that new product sales growth will offset the decline in sales of mainstream and mature products.

           Japan and Asia Pacific experienced decreases in net sales in the first quarter of 1998 as compared to the first quarter of 1997, and as compared to the fourth quarter of 1997. A significant portion of the Company's sales are in Japan and the Asia Pacific regions, which are currently experiencing slow or negative economic growth. Management believes that the poor economic environment is limiting sales of its products in those regions, particularly in the communications segment, and this is evidenced by the recent quarter's results. Management expects that as the economic environment in Japan and Asia Pacific remains unfavorable, the Company's overall sales will continue to be diluted as a result. Further economic decline in those regions could result in an overall decrease in sales.

           During the first quarter of 1998, the Company's inventories decreased to $97.3 million from $98.9 million at December 31, 1997. During the fourth quarter of 1997, the Company increased its inventory levels to improve responsiveness to customer demand, essentially on the Company's newer product families.

           Gross Margin. The gross margin percentage in the first quarter of 61.8% was down from 62.1% in the same period a year ago and 62.5% during the prior quarter. Gross margins during the first quarter decreased slightly from the fourth quarter of 1997 due to aggressive pricing of newer products, which was partially offset by lower manufacturing costs due to process advancements, increased manufacturing activity and lower wafer costs.

           Yields measured as a total for all product families decreased slightly from the fourth quarter of 1997. Yields for the MAX 7000 product families were slightly lower in the first quarter of 1998 as the Company transitioned certain MAX 7000 product family members to new and more advanced processes. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

           Research and Development. Research and development expenditures were $14.4 million for the first quarter of 1998, $2.1 million higher than the same period a year ago, and $1.1 million higher than the prior quarter. The research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, research and development expenditures increased to 9.2% for the first quarter of 1998, compared to 8.4% for the first quarter a year ago and 8.5% for the fourth quarter of 1997. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of wafers used in development and prototyping of new products. The Company currently expects that, in the long term, research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of sales.

           The Company expects to continue to make significant investments in prototyping of the FLEX 6000 and FLEX 10K product families. Also, the Company is focusing its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, even if the Company accomplishes its goals for the development of new products and manufacturing processes, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

           Selling, General, and Administrative. First quarter selling, general, and administrative expenses of $28.1 million are $3.4 million higher than the same quarter a year ago and $1.2 million lower than the prior quarter. Compared to the same period a year ago, the increase in selling, general and administrative expenses relates primarily to higher payroll costs as a result of increased headcount and higher selling expenses on increased sales, offset by decreased legal expenses. The decrease in selling, general, and administrative expenses from the fourth quarter of 1997 to the first quarter of 1998 was a result of a reduction in legal and travel costs. Selling, general, and administrative expenses includes commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

           Operating Income. First quarter 1998 operating income of $54.6 million, representing 34.7% of net sales, was lower than the 36.7% for the same quarter a year ago and the 35.3% achieved during the fourth quarter of 1997. The year-to-year decrease in operating income, as a percentage of net sales, was affected by the overall decrease in the Company's gross margin and the increases in research and development and selling, general and administrative expenses as a percentage of net sales.

           Interest and Other Income. Interest and other income decreased compared to the same quarter a year ago and increased slightly compared to the fourth quarter of 1997. Interest and other income consists of interest income on cash balances available for investment offset by interest expense related to the Company's convertible notes (such interest expense is net of capitalized interest incurred during the construction of the new headquarters). The increase in interest and other income from the fourth quarter of 1997 to the first quarter of 1998 is primarily a result of higher cash balances available for investment.

           Income Taxes. The Company's provision for income taxes was 32.5% for the first quarter of 1998 compared to 34.0% for the quarter ended December 31, 1997. The decrease in the income tax provision rate is due in part to increased research and development tax credits, a change in the geographic mix of income, and an increased amount of tax-exempt interest income in 1998 compared to 1997.

           Equity Investment. In June 1996, Altera, TSMC, and several other partners formed WaferTech, LLC ("WaferTech"), a joint venture company in the development stage, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18% equity ownership in the joint venture company and certain rights to procure output from the facility at market prices. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. During the first quarter of 1998, the Company recorded a charge of $1.8 million representing the Company's equity in the loss of WaferTech, net of tax.

           Change in Accounting Principle. In October 1997, the Company changed its accounting method for recognizing sales to distributors with an effective date of January 1, 1997. The Company previously recognized sales upon shipment to distributors as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor sales. The cumulative effect in prior years of the change in accounting method was $18.1 million. The results of operations and cash flows for the period ended March 31, 1997 have been restated to reflect the accounting change.

           Future Results. Future operating results will depend on the Company's ability to develop, manufacture, and sell complicated semiconductor components and complex software that offers customers greater value than products of competing vendors. The Company's efforts in this regard may not be successful. Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations, or a lack of growth in the Company's end markets could impact future results. The Company is highly dependent upon subcontractors to fabricate silicon wafers and perform assembly and testing services. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions, natural or man-made disasters, other factors, and normal process variations could have a material adverse effect on the Company's future operating results. Competitive break-throughs and particularly competitive pricing could also impact future operating results. Additionally, litigation relating to competitive patents and intellectual property could have an adverse impact on the Company's financial condition or operating results.

           The Company owns numerous United States patents and has additional pending United States and foreign patent applications on its semiconductor and software products. The Company also has technology licensing agreements with AMD, Cypress Semiconductor, Intel, and Texas Instruments that give the Company royalty-free rights to design, manufacture, and package products using certain patents they control. Other companies have filed applications for, or have been issued, other patents and may develop, or obtain proprietary rights relating to, products or processes competitive with those of the Company. From time to time the Company may find it desirable to obtain additional licenses from the holders of patents relating to products or processes competitive with those of the Company. Although its patents and patent applications may have value in discouraging competitive entry into the Company's market segment and the Company believes that its current licenses will assist it in developing additional products, there can be no assurance that any additional patents will be granted to the Company, that the Company's patents will provide meaningful protection from competition, or that any additional products will be developed based on any of the licenses that the Company currently holds. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel, rather than on its patents, licenses, or other proprietary rights.

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

Liquidity and Capital Resources

           The Company's cash, cash equivalents and short-term investments increased by $35.5 million in the first three months of 1998, from $377.6 million at December 31, 1997 to $413.0 million at March 31, 1998. The increase is mainly attributable to net income of $35.1 million, adjusted by non-cash items including the equity in loss of WaferTech and depreciation and amortization aggregating $9.4 million. Also during the first quarter, the Company repurchased $17.0 million of common stock.

           The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations and capital expenditures for at least the next year.

           Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of foreign currencies. However, in January 1998, the Company entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of its firm contractual commitments of ringgit required in 1998. The Company may choose to enter into similar contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.


Safe Harbor Notice

           This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements that are contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of and demand for the Company's products, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, the Company's ability to finance its operations and expenditures, and general market conditions. Additional risk factors are disclosed in the Company's 1997 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                 MARCH 31, 1998









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

           In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the Court's rulings. Due to the nature of the litigation with AMD, and because AMD has appealed the court rulings that the Company is licensed under all of the patents asserted by AMD in the suit, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1   Financial Data Schedule for the three months ended March 31,
                 1998.

          27.2 Financial Data Schedule for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997, restated to report basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings per Share," and to reflect a change in accounting principle.

          27.3 Financial Data Schedule for the periods ended March 31, 1996, June 30, 1996, September 30, 1996, and December 31, 1996, restated to report basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings per Share."

          27.4 Financial Data Schedule for the year ended December 31, 1995, restated to report basic and diluted earnings per share in accordance with FASB Statement No. 128, "Earnings per Share."

     (b)  Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALTERA CORPORATION


                                   /s/ NATHAN SARKISIAN
                                   ---------------------------------------------
                                   Nathan Sarkisian, Senior Vice President
                                   (duly authorized officer) and Chief Financial Officer (principal financial officer)


                                   Date: May 14, 1998