Form 10-Q
period 1998-06-30
ALTERA CORP
filed 1998-08-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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


                  Yes   [X]                               No [ ]


    Number of shares of common stock outstanding at July 31, 1998: 97,330,818

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                  JUNE 30, 1998









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)



                                                    June 30,          Dec.31,
                                                      1998              1997
                                                    --------          --------
ASSETS

Current assets:
  Cash and cash equivalents                         $ 63,877          $ 22,761
  Short-term investments                             379,879           354,808
                                                    --------          --------
       Total cash, cash equivalents,
          and short-term investments                 443,756           377,569
  Accounts receivable, net                            60,791            55,251
  Inventories                                         77,236            98,883
  Deferred income taxes                               66,076            63,076
  Other current assets                                25,558            21,423
                                                    --------          --------
       Total current assets                          673,417           616,202

Property and equipment, net                          152,588           152,417
Investments and other assets                         165,879           183,899
                                                    --------          --------
                                                    $991,884          $952,518
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 22,482          $ 20,649
  Accrued liabilities                                 18,564            16,688
  Accrued compensation                                11,363            20,226
  Deferred income on sales to distributors           144,001           128,268
  Income taxes payable                                   860                --
                                                    --------          --------
       Total current liabilities                     197,270           185,831

Convertible subordinated notes                            --           230,000
                                                    --------          --------
       Total liabilities                             197,270           415,831
                                                    --------          --------

Stockholders' equity:
  Common stock                                            97                89
  Additional paid-in capital                         309,712           123,544
  Retained earnings                                  484,805           413,054
                                                    --------          --------
       Total stockholders' equity                    794,614           536,687
                                                    --------          --------
                                                    $991,884          $952,518
                                                    ========          ========


See accompanying notes to financial information.

                               ALTERA CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                               ----------------------------        --------------------------
                                                                  1998               1997*            1998             1997*
                                                               ---------          ---------        ---------        ---------
Net sales                                                      $ 160,476          $ 165,857        $ 317,692        $ 311,900
                                                               ---------          ---------        ---------        ---------
Costs & expenses:
   Cost of sales                                                  61,691             61,887          121,781          117,242
   Research and development                                       14,233             14,439           28,640           26,754
   Selling, general and administrative                            28,572             29,500           56,710           54,260
                                                               ---------          ---------        ---------        ---------
Total costs and expenses                                         104,496            105,826          207,131          198,256
                                                               ---------          ---------        ---------        ---------
Income from operations                                            55,980             60,031          110,561          113,644
Interest & other income, net                                       1,665              1,262            1,817            1,591
                                                               ---------          ---------        ---------        ---------
Income before taxes                                               57,645             61,293          112,378          115,235
Provision for income taxes                                        18,733             20,839           36,520           39,179
                                                               ---------          ---------        ---------        ---------
Income before accounting change and equity investment             38,912             40,454           75,858           76,056
Equity in loss of WaferTech                                       (2,296)                --           (4,107)              --
                                                               ---------          ---------        ---------        ---------
Income before cumulative effect of accounting change              36,616             40,454           71,751           76,056
Cumulative effect of change in accounting principle                   --                 --               --          (18,064)
                                                               ---------          ---------        ---------        ---------
Net income                                                     $  36,616          $  40,454        $  71,751        $  57,992
                                                               =========          =========        =========        =========
BASIC EARNINGS PER SHARE:
   Income before accounting change                             $    0.41          $    0.46        $    0.80        $    0.86
                                                               =========          =========        =========        =========
   Net income                                                  $    0.41          $    0.46        $    0.80        $    0.66
                                                               =========          =========        =========        =========
DILUTED EARNINGS PER SHARE:
   Income before accounting change                             $    0.38          $    0.41        $    0.74        $    0.77
                                                               =========          =========        =========        =========
   Net income                                                  $    0.38          $    0.41        $    0.74        $    0.60
                                                               =========          =========        =========        =========

WEIGHTED AVERAGE SHARES:

   Basic                                                          90,311             88,340           89,601           88,106
                                                               =========          =========        =========        =========
   Diluted                                                       101,612            102,615          101,785          102,378
                                                               =========          =========        =========        =========


* Restated to reflect change in accounting principle.


See accompanying notes to financial information.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (Unaudited, in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                    1998                 1997*
                                                                 ---------            ---------
Cash flows from operating activities:
    Net income                                                   $  71,751            $  57,992
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of change in accounting principle                 --               18,064
    Equity in loss of WaferTech                                      4,107                   --
    Depreciation and amortization                                   15,213               12,760
    Deferred income taxes                                           (3,000)             (11,830)
    Changes in assets and liabilities:
      Accounts receivable, net                                      (5,540)              10,494
      Inventories                                                   21,647                3,810
      Other current assets                                             101               (8,828)
      Accounts payable and accrued liabilities                      (5,154)              17,747
      Deferred income on sales to distributors                      15,733               29,526
      Income taxes payable                                           2,838               (5,183)
                                                                 ---------            ---------
Cash provided by operating activities                              117,696              124,552
                                                                 ---------            ---------
Cash flows from investing activities:
  Purchases of property and equipment                              (11,999)             (48,818)
  Net change in short-term investments                             (25,071)             (96,897)
  Long-term investments                                              1,126                 (688)
                                                                 ---------            ---------
Cash provided by (used for) investing activities                   (35,944)            (146,403)
                                                                 ---------            ---------
Cash flows from financing activities:
  Tax benefit from employee stock transactions                       3,695                9,530
  Net proceeds from issuance of common stock                         7,435                8,000
  Repurchase of common stock                                       (51,766)                  --
                                                                 ---------            ---------
Cash provided by (used for) financing activities                   (40,636)              17,530
                                                                 ---------            ---------
Net increase (decrease) in cash and cash equivalents                41,116               (4,321)
Cash and cash equivalents at beginning of period                    22,761               70,788
                                                                 ---------            ---------
Cash and cash equivalents at end of period                       $  63,877            $  66,467
                                                                 =========            =========

Supplemental disclosure of non-cash items:
   Conversion of subordinated debt into common stock             $ 226,787                   --

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                   $  30,361            $  54,795
  Cash paid during the period for interest                           6,568                6,613


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


Note 2 - Balance Sheet Details:

                                                             (In thousands)
                                                      June 30,            Dec. 31,
                                                       1998                 1997
                                                     ---------           ---------
Inventories:
  Purchased parts and raw materials                  $     266           $   1,503
  Work-in-process                                       56,213              67,442
  Finished goods                                        20,757              29,938
                                                     ---------           ---------
                                                     $  77,236           $  98,883
                                                     =========           =========

Property and equipment:
  Land                                               $  20,496           $  20,496
  Building                                              77,291              75,111
  Equipment                                            107,966             102,953
  Office furniture and equipment                        10,237               9,767
  Leasehold improvements                                 1,109               1,884
                                                     ---------           ---------
                                                       217,099             210,211
  Accumulated depreciation and amortization            (64,511)            (57,794)
                                                     ---------           ---------
                                                     $ 152,588           $ 152,417
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

                                                  ALTERA CORPORATION

                                                      (Unaudited)



A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                        Three Months Ended                        Six Months Ended
                                                              June 30,                                June 30,
                                                    -----------------------------          -----------------------------
                                                       1998               1997*              1998                1997*
                                                    ---------           ---------          ---------           ---------
Basic:

Income before cumulative
  effect of change in
  accounting principle                              $  36,616           $  40,454          $  71,751           $  76,056
Cumulative effect of change in
  accounting principle                                     --                  --                 --             (18,064)
                                                    ---------           ---------          ---------           ---------
Net income                                          $  36,616           $  40,454          $  71,751           $  57,992
                                                    =========           =========          =========           =========
Weighted average common shares
   outstanding                                         90,311              88,340             89,601              88,106
                                                    =========           =========          =========           =========
BASIC NET INCOME PER SHARE:
Income before cumulative
  effect of change in
  accounting principle                              $    0.41           $    0.46          $    0.80           $    0.86
Cumulative effect of change in
  accounting principle                                     --                  --                 --               (0.20)
                                                    ---------           ---------          ---------           ---------
Net income                                          $    0.41           $    0.46          $    0.80           $    0.66
                                                    =========           =========          =========           =========


Diluted:

Income before cumulative effect of change
  in accounting principle                           $  36,616           $  40,454          $  71,751           $  76,056
Cumulative effect of change in
  accounting principle                                     --                  --                 --             (18,064)
                                                    ---------           ---------          ---------           ---------
Net income                                             36,616              40,454             71,751              57,992
Convertible notes interest, net of
  income taxes and capitalized interest                 1,807               1,455              4,039               3,079
                                                    ---------           ---------          ---------           ---------
                                                    $  38,423           $  41,909          $  75,790           $  61,071
                                                    =========           =========          =========           =========

Weighted average common shares outstanding             90,311              88,340             89,601              88,106
Dilutive stock options                                  3,893               5,285              3,990               5,282
Assumed conversion of notes                             7,408               8,990              8,194               8,990
                                                    ---------           ---------          ---------           ---------
Weighted average common shares outstanding            101,612             102,615            101,785             102,378
                                                    =========           =========          =========           =========

DILUTED NET INCOME PER SHARE:
Income before cumulative
  effect of change in
  accounting principle                              $    0.38           $    0.41          $    0.74           $    0.77
Cumulative effect of change in
  accounting principle                                     --                  --                 --               (0.17)
                                                    ---------           ---------          ---------           ---------
Net income                                          $    0.38           $    0.41          $    0.74           $    0.60
                                                    =========           =========          =========           =========


*Restated to reflect change in accounting principle.

                               ALTERA CORPORATION

                                   (Unaudited)



Note 4 - Common Stock Repurchase:

In May and June 1998, the Company repurchased 1,010,000 shares of common stock for a total price of $34.7 million. The repurchased shares were retired upon acquisition. Additionally, in June 1998, the Company's Board of Directors increased the number of shares authorized for repurchase from 2,000,000 to 6,000,000. Since the inception of the repurchase program through June 30, 1998, the Company has repurchased a total of 1,700,000 shares, of which 1,550,000 shares were repurchased in 1998.


Note 5 - Convertible Subordinated Notes:

In June 1995, the Company issued $230.0 million of convertible subordinated notes (the "Notes") due in June 2002 and bearing an interest rate of 5.75%, payable semiannually. The Notes were convertible into shares of the Company's common stock at a price of $25.585 per share. On May 15, 1998, the Company called for the redemption of the Notes effective June 16, 1998. As a result, substantially all of the Notes were converted into 8,988,649 shares of common stock with the remaining Notes redeemed at a price of $1,033.06 per $1,000 principal amount of the Notes. Total semi-annual interest paid on the Notes during 1998 was $6.5 million. The unamortized debt issuance costs as of the redemption date of approximately $3.1 million was recorded as a reduction to additional paid-in-capital.


Note 6 - New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company has not determined the timing of adopting SFAS No. 133 or the impact of such adoption on its financial statements. However, the new standard's requirement to reflect at market value those financial instruments utilized to hedge currency will result in fluctuations in the fair value being included in shareholders' equity, net of tax.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net Sales. Net sales during the second quarter of 1998 were $160.5 million, 3.4% lower than the $165.9 million reported for the same period last year, and 2.1% higher compared to the first quarter of 1998 net sales of $157.2 million. Net sales in the second quarter of 1998 decreased from the same period last year primarily due to declines in sales of mainstream and mature product families, which were partially offset by higher sales of new products including the FLEX 10K and MAX 7000S product families. Net sales of new products increased from $29.2 million in the second quarter of 1997 to $69.8 million in the second quarter of 1998 while net sales of mainstream products, consisting of the MAX 7000, FLEX 8000, and FLASHLogic families, decreased from $103.9 million to $70.2 million. During the same periods, net sales of mature products, consisting of the Classic and MAX 5000 families, decreased from $22.1 million to $11.0 million. Management expects that the decline in sales of the mainstream and mature products, which presently comprise approximately half of the Company's revenue base, will continue. The Company's ability to maintain or increase net sales in the future is dependent on sales of new product families increasing more rapidly than the decline in sales of mainstream and mature product families. While management is optimistic that new product sales will increase, there can be no assurances that new product sales growth will offset the decline in sales of mainstream and mature products.

         Sales during the second quarter of 1998 increased over first quarter sales in North America, Japan and Asia Pacific, while sales in Europe declined. European sales decreased 5.5% sequentially during the second quarter of 1998, following a 10.5% sales growth in the first quarter of 1998 as compared to the fourth quarter of 1997. The decrease reflected declines in major programs of some of the larger customers in Europe. Despite poor economic conditions in Japan and Asia Pacific, these regions experienced rapid growth in new product family sales which more than offset the decline in sales of mainstream and mature products. However, the poor economic environment in Japan and Asia Pacific may limit the Company's future sales of its products in these regions, particularly in the communications segment. As the economic environment in Japan and Asia Pacific remains unfavorable, the Company's overall sales may be adversely impacted as a result and further economic decline in these regions could result in an overall decrease in sales.

         During the second quarter of 1998, the Company's inventories decreased to $77.2 million from $97.3 million at March 31, 1998. The decrease reflects the decline in mainstream and mature product inventories and an increase in the Company's new product inventories which currently comprises over half of total inventories.

         Gross Margin. The gross margin percentage in the second quarter of 61.6% was down from 62.7% in the same period a year ago and 61.8% during the prior quarter. Gross margins during the second quarter decreased slightly from the first quarter of 1998 reflecting the result of aggressive pricing of newer products, offset in part by lower manufacturing costs due to process advancements, increased yields, increased manufacturing activity and lower wafer costs.

         Yields measured as a total for all product families increased slightly from the first quarter to the second quarter of 1998. The Company experienced improved yields in the FLEX 10K and FlashLogic product families. However, yields for the MAX 7000 product families were lower than yields in the first quarter as a result of the transition of certain devices in the MAX 7000 product families to new and more advanced processes. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

         Research and Development. Research and development expenditures were $14.2 million for the second quarter of 1998, which is relatively even with the $14.4 million for the same period a year ago and the $14.4 million in the prior quarter. The research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, research and development expenditures were 8.9% and 8.7% for the second quarters of 1998 and 1997, respectively, and were 9.2% for the first quarter of 1998. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars but may fluctuate as a percentage of sales.

         The Company expects to continue to make significant investments in prototyping of the MAX 7000S, FLEX 6000 and FLEX 10K product families. The Company also continues to focus its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. The Company has announced "Raphael," a new architecture that will enable the manufacture of complex programmable logic devices (PLD) at capacities exceeding those found in the largest PLDs in the market today. The Company is also developing its next generation software package, Quartus. The Company currently expects Raphael and Quartus to be available in the first half of 1999. However, there can be no assurance that the Company will accomplish its goals in the development and subsequent introduction of new products and manufacturing processes. Furthermore, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

         Selling, General, and Administrative. Second quarter selling, general, and administrative expenses of $28.6 million are $928,000 lower than the same quarter a year ago and $434,000 higher than the prior quarter. Compared to the same period a year ago, the decrease in selling, general and administrative expenses relates primarily to lower advertising, commissions and legal costs, offset by higher payroll costs as a result of increased headcount. The increase in selling, general, and administrative expenses from the first to the second quarter of 1998 was the result of additional accruals for litigation costs, offset by decreased labor and other employee-related expenses. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

         Operating Income. Second quarter 1998 operating income of $56.0 million, representing 34.9% of net sales, was lower than the 36.2% for the same quarter a year ago and higher than the 34.7% achieved during the first quarter of 1998. The year-to-year decrease in operating income, as a percentage of net sales, was mainly attributable to the overall decrease in the Company's gross margin.

         Interest and Other Income. Interest and other income increased compared to the same quarter a year ago and the first quarter of 1998. Interest and other income consists of interest income on cash balances available for investment offset by interest expense related to the Company's convertible notes (such interest expense is net of capitalized interest incurred during the construction of the new headquarters). The increase in interest and other income from the first to the second quarter of 1998 is a result of lower interest expense as a result of the retirement of the convertible subordinated debt coupled with higher cash balances available for investment.

         Income Taxes. The Company's provision for income taxes was 32.5% for the six months ended June 30, 1998 compared to 34.0% for the year ended December 31, 1997. The decrease in the income tax provision rate is due in part to increased research and development tax credits, a change in the geographic mix of income, and an increased amount of tax-exempt interest income in 1998 compared to 1997.

         Equity Investment. In June 1996, Altera, TSMC, and several other partners formed WaferTech, LLC ("WaferTech"), a joint venture company in the development stage, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18% equity ownership in the joint venture company and certain rights to procure output from the facility at market prices. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. During the first six months of 1998, the Company recorded a charge of $4.1 million representing the Company's equity in the loss of WaferTech, net of tax.

         Change in Accounting Principle. In October 1997, the Company changed its accounting method for recognizing sales to distributors with an effective date of January 1, 1997. The Company previously recognized sales upon shipment as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor sales. The cumulative effect in prior years of the change in accounting method was $18.1 million. The results of operations and cash flows for the three- and six-month periods ended June 30, 1997 have been restated to reflect the accounting change.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents and short-term investments increased by $66.2 million in the first six months of 1998, from $377.6 million at December 31, 1997 to $443.8 million at June 30, 1998. The increase is mainly attributable to net income of $71.8 million, adjusted by non-cash items including the equity in the loss of WaferTech and depreciation and amortization aggregating $19.3 million. Also during the first six months of 1998, the Company repurchased 1,550,000 shares of its common stock for $51.8 million.

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

Year 2000 Compliance

         Most computer programs were designed to perform date computations using the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999. Pursuant to its year 2000 compliance program, the Company anticipates that by early 1999, its information systems, databases and programs and its software products will be compliant with year 2000 standards, specifically DISC PD-2000-1 as published by the British Standards Institute. The Company has implemented new information systems which are year 2000 compliant and does not anticipate that it will incur material expenditures for the resolution of any remaining year 2000 issues relating to either its own information systems, databases and programs or its software products. However, the Company could be adversely impacted by year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations ("Third Parties") with which the Company interacts. Management continues the process of determining the impact, if any, that Third Parties who are not year 2000 compliant may have on the financial condition or results of operations of the Company. Based solely on responses received from certain Third Parties thus far, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any year
2000 issues of such Third Parties.


Safe Harbor Notice

         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements that are contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products and continued demand for the Company's existing products, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, the Company's ability to finance its operations and expenditures, unforeseen year 2000 issues faced by significant third parties with which the Company interacts, and general market conditions. Additional risk factors are disclosed in the Company's 1997 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                  JUNE 30, 1998









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

         In August 1998, the Company received notice that the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation") brought suit against the Company and twenty-five other U.S. semiconductor companies seeking monetary damages and injunctive relief based on such companies' alleged infringement of certain patents held by the Lemelson Foundation. Because the lawsuit against the Company is still in its preliminary stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that the Lemelson Foundation will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's PLD products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on May 13, 1998 at 10:00 a.m. The following matters were acted upon at the meeting:

                                                                                             VOTES            BROKER
                     MATTER                              VOTES            VOTES            WITHHELD/           NON-
                   ACTED UPON                             FOR            AGAINST          ABSTENTIONS          VOTES
                   ----------                            -----           -------          -----------         ------
1.   Election of directors to the Company's
     Board of Directors:
         Rodney Smith                                  79,982,542         387,045              0                 0
         Charles M. Clough                             80,053,575         316,012              0                 0
         Michael A. Ellison                            80,071,828         297,759              0                 0
         Paul Newhagen                                 80,072,943         296,644              0                 0
         Robert W. Reed                                80,071,302         298,285              0                 0
         William E. Terry                              80,071,012         298,575              0                 0
         Deborah D. Triant                             80,073,455         296,132              0                 0

2.    Approval of amendment to the 1996 Stock          47,611,706       32,314,767          199,887           243,227
      Option Plan to increase the number of
      shares of Common Stock reserved for
      issuance from 5,300,000 to 6,500,000

3.    Approval of amendment to the 1987                78,407,931        1,531,022          187,407           243,227
      Employee Stock Purchase Plan to increase
      the number of shares of Common
      Stock reserved for issuance from
      2,800,000 to 3,100,000

4.    Approval of the adoption of the 1998             62,666,653       17,211,542          248,565           242,827
      Director Stock Option Plan and the 170,000
      shares of Common Stock reserved thereunder

5.    Ratification of the appointment of Price         80,258,899         54,856             55,832               0
      Waterhouse LLP (as succeeded by
      PricewaterhouseCoopers LLP) as independent
      accountants for the Company for the fiscal
      year ending December 31, 1998

Item 5. Other Information

         The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by stockholders of proposals intended to be represented at meetings of stockholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain stockholder proposals that the Company did not have notice of within a specified time period prior to the meeting.

         The Company currently intends to hold its 1999 Annual Meeting of Stockholders in May 1999 and to mail proxy statements relating to such meeting in April 1999. Pursuant to the SEC's new amendments, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement must notify the Company no later than February 22, 1999 of his or her intention to present the proposal. Otherwise, the Company intends to exercise discretionary voting authority with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

         In June 1995, the Company issued $230.0 million of convertible subordinated notes (the "Notes") due in June 2002 and bearing an interest rate of 5.75%, payable semiannually. The Notes were convertible into shares of the Company's common stock at a price of $25.585 per share. On May 15, 1998, the Company called for the redemption of the Notes effective June 16, 1998. As a result, substantially all of the Notes were converted into 8,988,649 shares of common stock with the remaining Notes redeemed at a price of $1,033.06 per $1,000 principal amount of the Notes.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule for the six months ended June 30, 1998.


         (b)      Reports on Form 8-K
                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALTERA CORPORATION


                                       /s/ NATHAN SARKISIAN
                                       -----------------------------------------
                                       Nathan Sarkisian, Senior Vice President
                                       (duly authorized officer) and Chief
                                       Financial Officer (principal financial
                                       officer)

                                       Date:  August 13, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------
27.1                        Financial Data Schedule