Form 10-Q
period 1998-09-30
ALTERA CORP
filed 1998-11-13
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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


                                 Yes X   No _____


  Number of shares of common stock outstanding at November 6, 1998: 97,294,293

                               ALTERA CORPORATION



                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1998





                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)



                                                September 30,    December 31,
                                                    1998             1997
                                                 ----------       ----------
ASSETS

Current assets:
  Cash and cash equivalents                      $   88,409       $   22,761
  Short-term investments                            406,444          354,808
                                                 ----------       ----------
       Total cash, cash equivalents,
          and short-term investments                494,853          377,569
  Accounts receivable, net                           64,667           55,251
  Inventories                                        70,039           98,883
  Deferred income taxes                              67,579           63,076
  Other current assets                               27,116           21,423
                                                 ----------       ----------
       Total current assets                         724,254          616,202

Property and equipment, net                         152,981          152,417
Investments and other assets                        154,309          183,899
                                                 ----------       ----------
                                                 $1,031,544       $  952,518
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   13,361       $   20,649
  Accrued liabilities                                19,891           16,688
  Accrued compensation                               16,214           20,226
  Deferred income on sales to distributors          150,307          128,268
  Income taxes payable                                2,767               --
                                                 ----------       ----------
       Total current liabilities                    202,540          185,831

Convertible subordinated notes                           --          230,000
                                                 ----------       ----------
       Total liabilities                            202,540          415,831
                                                 ----------       ----------

Stockholders' equity:
  Common stock                                           97               89
  Additional paid-in capital                        303,959          123,544
  Retained earnings                                 524,948          413,054
                                                 ----------       ----------
       Total stockholders' equity                   829,004          536,687
                                                 ----------       ----------
                                                 $1,031,544       $  952,518
                                                 ==========       ==========


See accompanying notes to financial information.

                               ALTERA CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                            --------------------------       ---------------------------
                                                               1998             1997            1998              1997*
                                                            ---------        ---------       ---------         ---------
Net sales                                                   $ 164,218        $ 162,126       $ 481,910         $ 474,026
                                                            ---------        ---------       ---------         ---------

Costs & expenses:

   Cost of sales                                               62,511           60,749         184,292           177,991
   Research and development                                    15,223           14,334          43,863            41,088
   Selling, general and administrative                         27,142           29,163          83,852            83,423
                                                            ---------        ---------       ---------         ---------

Total costs and expenses                                      104,876          104,246         312,007           302,502
                                                            ---------        ---------       ---------         ---------

Income from operations                                         59,342           57,880         169,903           171,524
Interest and other income, net                                  5,065              925           6,882             2,516
                                                            ---------        ---------       ---------         ---------

Income before taxes                                            64,407           58,805         176,785           174,040
Provision for income taxes                                     20,931           19,994          57,451            59,173
                                                            ---------        ---------       ---------         ---------

Income before accounting change and equity investment          43,476           38,811         119,334           114,867
Equity in loss of WaferTech                                    (3,333)              --          (7,440)               --
                                                            ---------        ---------       ---------         ---------

Income before cumulative effect of accounting change           40,143           38,811         111,894           114,867
Cumulative effect of change in accounting principle                --               --              --           (18,064)
                                                            ---------        ---------       ---------         ---------
Net income                                                  $  40,143        $  38,811       $ 111,894         $  96,803
                                                            =========        =========       =========         =========


BASIC EARNINGS PER SHARE:
   Income before accounting change                          $    0.41        $    0.44       $    1.21         $    1.30
                                                            =========        =========       =========         =========

   Net income                                               $    0.41        $    0.44       $    1.21         $    1.10
                                                            =========        =========       =========         =========
DILUTED EARNINGS PER SHARE:
   Income before accounting change                          $    0.40        $    0.40       $    1.14         $    1.17
                                                            =========        =========       =========         =========

   Net income                                               $    0.40        $    0.40       $    1.14         $    0.99
                                                            =========        =========       =========         =========
WEIGHTED AVERAGE SHARES:

   Basic                                                       97,235           88,782          92,173            88,332
                                                            =========        =========       =========         =========

   Diluted                                                    100,902          103,068         101,488           102,610
                                                            =========        =========       =========         =========


* Restated to reflect change in accounting principle.


See accompanying notes to financial information.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                     1998             1997*
                                                                  ---------        ---------

    Cash flows from operating activities:
      Net income                                                  $ 111,894        $  96,803
      Adjustments to reconcile net income to net cash
          provided by operating activities:
        Cumulative effect of change in accounting principle              --           18,064
        Equity in loss of WaferTech                                   7,440               --
        Depreciation and amortization                                22,487           19,428
    Deferred income taxes                                            (4,503)         (21,830)
    Changes in assets and liabilities:
      Accounts receivable, net                                       (9,416)          19,227
      Inventories                                                    28,844          (22,115)
      Other assets                                                    4,447            6,257
      Accounts payable and accrued liabilities                       (8,097)          27,051
      Deferred income on sales to distributors                       22,039           35,273
      Income taxes payable                                            6,349           (5,183)
                                                                  ---------        ---------

Cash provided by operating activities                               181,484          172,975
                                                                  ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                               (18,363)         (71,381)
  Net change in short-term investments                              (51,636)        (113,449)
  Net change in long-term investments                                   552             (688)
                                                                  ---------        ---------

Cash used for investing activities                                  (69,447)        (185,518)
                                                                  ---------        ---------

Cash flows from financing activities:
  Tax benefit from employee stock transactions                        4,806           16,835
  Net proceeds from issuance of common stock                          9,153           12,202
  Repurchase of common stock                                        (60,348)              --
                                                                  ---------        ---------

Cash provided by (used for) financing activities                    (46,389)          29,037
                                                                  ---------        ---------

Net increase in cash and cash equivalents                            65,648           16,494
Cash and cash equivalents at beginning of period                     22,761           70,788
                                                                  ---------        ---------

Cash and cash equivalents at end of period                        $  88,409        $  87,282
                                                                  =========        =========

Supplemental disclosure of non-cash items:
   Conversion of subordinated debt into common stock              $ 226,787               --

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                    $  48,421        $  70,195
  Cash paid during the period for interest                            6,568            6,613


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


Note 2 - Balance Sheet Details:

                                                        (In thousands)
                                                 September 30,    December 31,
                                                    1998              1997
                                                  ---------        ---------
Inventories:
  Purchased parts and raw materials               $     101        $   1,503
  Work-in-process                                    50,564           67,442
  Finished goods                                     19,374           29,938
                                                  ---------        ---------
                                                  $  70,039        $  98,883
                                                  =========        =========

Property and equipment:
  Land                                            $  20,496        $  20,496
  Building                                           79,895           75,111
  Equipment                                         110,998          102,953
  Office furniture and equipment                     10,421            9,767
  Leasehold improvements                              1,128            1,884
                                                  ---------        ---------
                                                    222,938          210,211
  Accumulated depreciation and amortization         (69,957)         (57,794)
                                                  ---------        ---------
                                                  $ 152,981        $ 152,417
                                                  =========        =========



Note 3 - Earnings Per Share:

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options and convertible securities. Diluted earnings per share gives effect to all dilutive common shares and other dilutive securities outstanding during the period. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

                               ALTERA CORPORATION

                                   (Unaudited)



A reconciliation of basic and diluted earnings per share is presented below (in thousands, except per share amounts):

                                                             Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                          -------------------------       --------------------------
                                                             1998            1997            1998             1997*
                                                          ---------       ---------       ---------        ---------
Basic:

Income before cumulative effect of
   change in accounting principle                         $  40,143       $  38,811       $ 111,894        $ 114,867
Cumulative effect of change in accounting principle              --              --              --          (18,064)
                                                          ---------       ---------       ---------        ---------

Net income                                                $  40,143       $  38,811       $ 111,894        $  96,803
                                                          =========       =========       =========        =========

Weighted average common shares outstanding                   97,235          88,782          92,173           88,332
                                                          =========       =========       =========        =========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of
   change in accounting principle                         $    0.41       $    0.44       $    1.21        $    1.30

Cumulative effect of change in accounting principle              --              --              --            (0.20)
                                                          ---------       ---------       ---------        ---------
Net income                                                $    0.41       $    0.44       $    1.21        $    1.10
                                                          =========       =========       =========        =========


Diluted:

Income before cumulative effect of change
   in accounting principle                                $  40,143       $  38,811       $ 111,894        $ 114,867
Cumulative effect of change in accounting principle              --              --              --          (18,064)
                                                          ---------       ---------       ---------        ---------

Net income                                                   40,143          38,811         111,894           96,803
Convertible notes interest, net
   of income taxes and capitalized interest                      --           2,020           4,039            5,099
                                                          ---------       ---------       ---------        ---------

                                                          $  40,143       $  40,831       $ 115,933        $ 101,902
                                                          =========       =========       =========        =========

Weighted average common shares outstanding                   97,235          88,782          92,173           88,332
Dilutive stock options                                        3,667           5,296           3,882            5,288
Assumed conversion of notes                                      --           8,990           5,433            8,990
                                                          ---------       ---------       ---------        ---------
Weighted average common shares outstanding                  100,902         103,068         101,488          102,610
                                                          =========       =========       =========        =========

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of                        $    0.40       $    0.40       $    1.14        $    1.17
   change in accounting principle
Cumulative effect of change in accounting principle              --              --              --            (0.18)
                                                          ---------       ---------       ---------        ---------

Net income                                                $    0.40       $    0.40       $    1.14        $    0.99
                                                          =========       =========       =========        =========

*Restated to reflect change in accounting principle.

                               ALTERA CORPORATION

                                   (Unaudited)



Note 4 - Common Stock Repurchase:

In September 1998, the Company repurchased 260,000 shares of common stock for a total price of $8.6 million. The repurchased shares were retired upon acquisition. Since the inception of the repurchase program through September 30, 1998, the Company has repurchased a total of 1,960,000 shares, of which 1,810,000 shares were repurchased in 1998.


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


Note 6 - New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company is currently evaluating the effects of the new standard and has not determined its method or timing of adopting SFAS No. 133 or the impact on its financial statements.

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

           Net Sales. Net sales during the third quarter of 1998 were $164.2 million, 1.3% higher than the $162.1 million reported for the same period last year, and 2.3% higher compared to the second quarter of 1998 net sales of $160.5 million. Net sales in the third quarter of 1998 increased from the same period last year primarily due to increases in sales of new and mainstream products, which were partially offset by lower sales of mature products. Net sales of new products, consisting of FLEX10KA/10KE, FLEX6000, and MAX7000A product families, increased from $2.2 million in the third quarter of 1997 to $23.5 million in the third quarter of 1998 while net sales of mainstream products, consisting of MAX7000S, MAX9000, and FLEX10K, increased from $32.6 million to $58.8 million. During the same periods, net sales of mature products, consisting of the Classic, MAX5000, MAX7000, and FLEX8000 families, decreased from $111.8 million to $67.9 million. Management expects that the decline in sales of the mature products, which presently comprise approximately 41.3% of the Company's revenue base, will continue. The Company's ability to maintain or increase net sales in the future is dependent on sales of new and mainstream product families increasing more rapidly than the decline in sales of mature product families. While management is optimistic that new and mainstream product sales will increase, there can be no assurances that new and mainstream product sales growth will offset the decline in sales of mature products.

           Sales during the third quarter of 1998 increased over second quarter sales in North America and Europe, while sales in Japan declined and sales in Asia Pacific remained relatively flat. Japan sales decreased 5.4% sequentially during the third quarter of 1998, following a 7.7% sales growth in the second quarter of 1998 as compared to the first quarter of 1998. The poor economic environment in Japan and Asia Pacific may limit the Company's future sales of its products in these regions, particularly in the communications segment. As the economic environment in Japan and Asia Pacific remains unfavorable, the Company's overall sales may be adversely impacted as a result.

           During the third quarter of 1998, the Company's inventories decreased to $70.0 million from $77.2 million at June 30, 1998. The decrease reflects the decline in mainstream and mature product inventories partially offset by an increase in the Company's new product inventories.

           Gross Margin. The gross margin percentage in the third quarter of 61.9% was down from 62.5% in the same period a year ago and was up from 61.6% during the prior quarter. The decrease from the same period a year ago was primarily attributable to lower selling prices, partially offset by lower manufacturing costs due to increased yields and lower wafer costs. Gross margins during the third quarter increased slightly from the second quarter of 1998 as a result of lower manufacturing costs due to process advancements, increased yields, and lower wafer costs.

           Yields measured as a total for all product families increased slightly from the second quarter to the third quarter of 1998. The Company experienced improved yields in FLEX10KA and MAX9000. However, yields for the MAX7000 and FLASHlogic product families were lower than yields in the second quarter. Yields increased in the third quarter of 1998 over the same period a year ago primarily due to improved yields in FLEX10K and FLEX10KA. The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

           Research and Development. Research and development expenditures were $15.2 million for the third quarter of 1998, which is higher than the $14.3 million for the same period a year ago and the $14.2 million in the prior quarter. Relative to the same period a year ago, expenses increased primarily as a result of increased headcount and increased depreciation expense on engineering tools. Research and development expenses increased from the second quarter to the third quarter of 1998 mainly as a result of increased labor expenses. The research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of net sales, research and development expenditures were 9.3% and 8.8% for the third quarters of 1998 and 1997, respectively, and were 8.9% for the second quarter of 1998. Historically, the level of research and development expenditures as a percentage of net sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars but may fluctuate as a percentage of net sales.

           The Company expects to continue to make significant investments in the prototyping of FLEX10KA/10KE, FLEX6000, and MAX7000A product families. During the third quarter of 1998, the Company announced APEX (formerly code-named Raphael), its newest family of devices, which utilizes a revolutionary, new architecture for programmable logic devices. Given the revolutionary architecture and density of the APEX product family, APEX will be entirely supported by the Company's fourth-generation software design tool, Quartus, which is currently in development. Therefore, the commercial viability of APEX is dependent on the user acceptance of Quartus. Because customers may be slow in adopting and learning

Quartus, management can give no assurance of the acceptance of Quartus and therefore of the APEX family. The Company currently expects APEX and Quartus to be available in the first half of 1999. The Company also continues to focus its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, there can be no assurance that the Company will accomplish its goals in the development and subsequent introduction of new products and manufacturing processes. Furthermore, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

           Selling, General, and Administrative. Third quarter selling, general, and administrative expenses of $27.1 million was $2.1 million lower than the same quarter a year ago and $1.4 million lower than the prior quarter. Selling, general and administrative expenses in the third quarter of 1998 decreased primarily as a result of reductions in legal, advertising and other administrative expenses. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal, and salary expenses related to field sales, marketing, and administrative personnel.

           Operating Income. Third quarter 1998 operating income of $59.3 million, representing 36.1% of net sales, was higher than the 35.7% for the same quarter a year ago and the 34.9% achieved during the second quarter of 1998. The year-to-year increase in operating income, as a percentage of net sales, was mainly attributable to the overall decrease in the Company's operating expenses.

           Interest and Other Income, Net. Interest and other income was $5.1 million for the third quarter of 1998, which is higher than the $925,000 for the same period a year ago and the $1.7 million in the prior quarter. Interest and other income in the third quarter of 1998 increased from the same period last year primarily due to the reduction in interest expense related to the conversion of the convertible subordinated notes and the increase in interest income related to higher cash balances available for investment. Interest and other income mainly consists of interest income on cash balances available for investment.

           Provision for Income Taxes. The Company's effective income tax rate was 32.5% for the nine months ended September 30, 1998 compared to 34.0% for the year ended December 31, 1997. The decrease in the rate is due in part to increased research and development tax credits, a change in the geographic mix of income, and an increased amount of tax-exempt interest income in 1998 compared to 1997.

           Equity Investment. In June 1996, Altera, TSMC, and several other partners formed WaferTech, LLC ("WaferTech"), a joint venture company in the development stage, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18.0% equity ownership in the joint venture company and certain rights to procure output from the facility at market prices.

The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. During the first nine months of 1998, the Company recorded a charge of $7.4 million representing the Company's equity in the loss of WaferTech, net of tax.

           Change in Accounting Principle. In October 1997, the Company changed its accounting method for recognizing sales to distributors with an effective date of January 1, 1997. The Company previously recognized sales upon shipment as title passes to customers, including distributors, net of appropriate reserves for sales returns and allowances. The accounting change involves the deferral of sales recognition on shipments to distributors until the product is sold to the end customer. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor sales. The cumulative effect in prior years of the change in accounting method was $18.1 million. The results of operations and cash flows for the nine-month period ended September 30, 1997 have been restated to reflect the accounting change.

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

Liquidity and Capital Resources

           The Company's cash, cash equivalents and short-term investments increased by $117.3 million in the first nine months of 1998, from $377.6 million at December 31, 1997 to $494.9 million at September 30, 1998. The increase is mainly attributable to net income of $111.9 million, adjusted by non-cash items including the equity in the loss of WaferTech and depreciation and amortization aggregating $29.9 million. Also during the first nine months of 1998, the Company repurchased 1,810,000 shares of its common stock for $60.4 million.

           The Company believes that its cash, cash equivalents, and short-term investments, combined with cash generated from ongoing operations, will be adequate to finance the Company's operations and capital expenditures for at least the next year.

           Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. dollars, and most of its foreign sales are transacted in U.S. dollars. However, Altera does have Japanese yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of Japanese yen. During the first half of 1998, the Company entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of its firm contractual commitments of ringgit required in 1998. At the end of the third quarter of 1998 the Company had no open forward contracts. The Company may choose to enter into similar contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.

Year 2000 Compliance

           Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999.

           Pursuant to its year 2000 ("Y2K") compliance program, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. As used herein, the term "computer equipment and software" includes systems that are commonly considered information technology ("IT") systems (e.g., accounting, data processing and telephone systems) as well as those that are not commonly considered IT systems (e.g., manufacturing equipment, building and facility operations systems). In addition, the Company has also reviewed the software products it sells, and has upgraded and will upgrade such products to offer full Y2K compliance. Based upon its identification and assessment efforts to date, the Company anticipates that by June 1999, it will be fully compliant with Y2K standards, specifically DISC PD-2000-1 as published by the British Standards Institute. The Company has not incurred and does not anticipate that it will incur material expenditures for the remediation of any Y2K issues.

           The Company could be adversely impacted by Y2K issues faced by major distributors, suppliers, customers, vendors, and financial service organizations ("Third Parties") with which the Company interacts. The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a major distributor or supplier to be Y2K compliant such that the distribution of Altera products or the supply of components for such products is interrupted temporarily. This could result in the Company not being able to produce or distribute product for a period of time, which in turn could result in lost sales and profits. Based solely on responses received from over 90% of these Third Parties, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Y2K issues of such Third Parties. However, there can be no assurance that the responses received are accurate or that the Y2K status reflected in such responses will not change, and the failure of either of these to be true could have a material adverse effect on the Company's financial condition or results of operations. Management will continue to determine the impact, if any, that Third Parties who are not Y2K compliant may have on the financial condition or results of operations of the Company.

           The Company has charged its business resumption planning committee to evaluate Y2K business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Contingency plans for critical business processes will be developed by June 1999.

Safe Harbor Notice

           This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements that are contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products and continued demand for the Company's existing products, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, the Company's ability to finance its operations and expenditures, the ability of Third Parties to be Y2K compliant, and general market conditions. Additional risk factors are disclosed in the Company's 1997 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                               SEPTEMBER 30, 1998









                                     PART II





                                OTHER INFORMATION

Item 1.  Legal Proceedings

           In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX5000, MAX7000, FLEX8000, or MAX9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

           In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the Court's rulings. Due to the nature of the litigation with AMD, and because AMD has appealed the court rulings that the Company is licensed under all of the patents asserted by AMD in the suit, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX5000, MAX7000, FLEX8000, MAX9000, FLEX10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

           In August 1998, the Company received notice that the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Foundation") brought suit against the Company and twenty-five other U.S. semiconductor companies seeking monetary damages and injunctive relief based on such companies' alleged infringement of certain patents held by the Lemelson Foundation. In October 1998, the Company and the Lemelson Foundation reached agreement on a settlement of the suit against the Company, pursuant to which the Company obtained from the Lemelson Foundation fully paid-up nonexclusive licenses to, and covenants not to sue under, the aforesaid patents and any currently pending patent applications. As a result of this settlement, the Lemelson Foundation has withdrawn its suit against the Company.


Item 6.    Exhibits and Reports on Form 8-K

           (a)       Exhibits

                        27.1 Financial Data Schedule for the nine months ended September 30, 1998.

           (a)       Reports on Form 8-K

                     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALTERA CORPORATION

                              /s/ NATHAN SARKISIAN
                              -----------------------------------------------
                              Nathan Sarkisian, Senior Vice President
                              (duly authorized officer) and  Chief
                              Financial Officer (principal financial officer)

                              Date:  November 12, 1998

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
27.1          Financial Data Schedule for the nine months ended
              September 30, 1998.
