Form 10-K
period 1998-12-31
ALTERA CORP
filed 1999-03-30
CIK 768251

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
                               ------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

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

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)
                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,006,483,241 as of March 1, 1999, based upon the closing sale price on the Nasdaq National Market for that date.

     There were 98,325,177 shares of the registrant's Common Stock issued and outstanding as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 5 and 6 of Part II incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1998.

     Items 11, 12 and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999.

================================================================================

Except for the historical information presented, the matters discussed in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of risk factors that include, but are not limited to, those discussed under the caption "Future Results" under
Item 7 herein, as well as factors discussed elsewhere in this Form 10-K.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Altera Corporation ("Altera" or the "Company") designs, manufactures and markets programmable logic devices ("PLDs") and associated development tools. Programmable logic devices are semiconductor integrated circuits ("chips" or "ICs") that offer on-site programmability to customers using the Company's proprietary software, which operates on personal computers and engineering workstations. Founded in 1983, Altera was the first supplier of CMOS programmable logic devices and is currently a global leader in this market. The Company offers a broad line of CMOS programmable logic devices that address high-speed, high-density and lower power applications. The Company's products serve a wide range of markets, including telecommunications, data communications, electronic data processing (EDP) and industrial applications.

STRATEGY

According to Dataquest, the Complementary Metal Oxide Semiconductor ("CMOS") logic market consists of the following segments: semi-custom or application specific integrated circuits ("ASICs"), standard logic, full custom devices and other forms of logic ICs, including chipsets. The ASIC segment is comprised of programmable logic, gate arrays and cell-based ICs (also referred to as standard cells). In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility, ease of use and time-to-market dictate the extent to which they may be directly competitive for particular applications.

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

Another advantage of programmable logic is that, particularly for small volume applications, it lowers the per unit cost of producing customized components. While programmable logic inherently consumes more silicon (because of its generality and on-chip programming overhead), in many cases this higher per unit cost is more than offset by the high fixed costs of layout and mask-making required to produce a custom IC. The cost advantage is further enhanced by the flexibility of the inventory and the fact that customization occurs closer to the end application.

Due to PLD cost decreases through high-volume manufacturing and the use of emerging process technologies, Altera has been able to introduce new product families that, as compared with their predecessors, provide more functionality at a much lower price for any given density. These new product families achieve the integration, density, performance and cost advantages of other ASIC solutions. The Company believes that its competitiveness within the ASIC segment in these areas, along with the inherent advantages of programmable logic discussed above, will enable it to compete for designs traditionally served by other ASICs. In the short term, the lower prices associated with the Company's new product offerings have slowed and will continue to slow its sales growth. However, Altera believes that these new product offerings will be important to sustaining long-term sales growth as they broaden the appeal of programmable logic. See "--Competition."

PRODUCTS

Altera sells a wide range of products, with a total of more than 1000 product options among its PLD families. The Company offers PLDs in two fundamental technologies: its MAX products which use floating gate process technology and its FLEX and APEX products which use SRAM-based process technology. Altera's proprietary software, MAX+PLUS II and Quartus, provides design development and programming support for all its PLDs. Altera also offers hardware used in programming PLDs.

Devices:

Altera offers a wide range of general-purpose PLD families. Each device family offers unique features as well as differing density and performance specifications for implementing particular applications. Some of Altera's major device families include the following:

MAX 7000: The MAX 7000 device family is one of the fastest and most widely used high-density programmable logic families in the industry. Devices in this family range from 600 to 10,000 usable gates and up to 256 pins. The MAX 7000 device family, which includes the 5.0-V MAX 7000S and 3.3-V MAX 7000A devices, is fabricated on an advanced CMOS EEPROM process, providing a high-density, high-speed, I/O-intensive programmable logic solution. MAX 7000S devices provide several enhanced features, including support for the JTAG boundary-scan test circuitry and in-system programmability ("ISP"). ISP functionality allows devices to be programmed after they are soldered onto the printed circuit board, thereby minimizing the possibility of lead damage or electrostatic discharge exposure. MAX 7000A devices operate at a 3.3-V supply voltage, offering lower power while providing the industry's fastest pin-to-pin speeds.

MAX 9000: The MAX 9000 device family offers the efficient macrocell architecture of MAX 7000 devices with higher densities and performance. Devices in this family range from 6,000 to 12,000 usable gates and up to 356 pins. The EEPROM-based MAX 9000 devices are PCI-compliant and offer 5.0-V ISP.

FLEX 8000: The SRAM-based FLEX 8000 device family uses the Altera-patented FastTrack Interconnect, a continuous routing structure that allows for fast, predictable interconnect delays. Devices in this family range from 2,500 to 16,000 usable gates and up to 304 pins. FLEX 8000 devices have a 5.0-V supply voltage and can interface with 3.3-V device through the MultiVolt I/O feature. These SRAM-based devices provide low standby power and in-system reconfigurability.

FLEX 6000: Altera's SRAM-based FLEX 6000 family delivers the flexibility and time-to-market advantage of programmable logic at prices that are competitive with gate arrays. Devices in this family range from 10,000 to 24,000 usable gates and up to 256 pins and include devices that operate at both 5.0-V and 3.3-V supply voltages. Featuring the very efficient OptiFLEX architecture, FLEX 6000 devices provide a flexible and cost-effective alternative to gate arrays for high-volume production. Every feature in the OptiFLEX architecture is targeted at producing maximum performance and utilization in the smallest possible die area.

FLEX 10K: Altera's SRAM-based FLEX 10K family offers a combination of logic and embedded memory on a single chip architecture. Devices in this embedded PLD family range from 10,000 to 250,000 usable gates and up to 600 pins. With these high densities, the FLEX 10K family may be used to address the increasing levels of integration needed to accommodate today's complex system-on-a-chip designs. FLEX 10K devices, offered in 2.5-V, 3.3-V and 5.0-V supply voltages, have a unique embedded architecture made up of both a logic array and an embedded memory array.

APEX 20K: Altera's SRAM-based APEX 20K family offers complete system-level integration on a single device. Devices in this family are planned to range from 100,000 to 1,000,000 usable gates and up to 780 pins. With its high densities and performance enhancements, the APEX 20K family is expected to deliver the latest in design flexibility and efficiency for high-performance, System-on-a-Programmable-Chip design. APEX 20K devices, to be offered in 1.8-V and 2.5-V supply voltages, employ the innovative MultiCore architecture, which combines and enhances the strengths of its three previous PLD architectures. The APEX 20K devices first became available in March 1999 and are supported by Altera's Quartus development software.

Development Tools:

The Company's development system software and hardware are used to design and implement logic designs on its PLDs. Altera's MAX+PLUS II and Quartus software runs under the Microsoft Windows 95 and NT operating environments on personal computers in addition to the UNIX environment on SUN, HP and IBM workstations. The Company also provides interfaces to many industry standard electronic design automation ("EDA") tools, including those offered by Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc. The Company also sells hardware for programming its PLDs.

MARKETING, SALES AND CUSTOMERS

The Company markets its products in the United States and Canada through a network of direct sales personnel, independent sales representatives and electronics distributors. The Company also has domestic sales management offices in major metropolitan areas throughout the United States. The Company's direct sales personnel and independent sales representatives focus on major strategic accounts. Distributors generally focus selling activities on the broad base of small and medium-size customers, as well as demand fulfillment services to Altera's major strategic accounts.

In the United States, Altera's distributors currently include Arrow Electronics Inc. and Wyle Electronics (a wholly-owned subsidiary of Raab Karcher AG). These distributors are responsible for creating customer demand from their base of customers, providing technical support and other value-added services and filling customers' orders. From time to time, the Company expects that it may add or delete distributors from its selling organization as it deems appropriate to the level of business.

The Company's international business is supported by a network of distributors throughout Europe and Asia. The Company has representation in every major European country, Israel, Australia, South America and various countries throughout the Pacific Rim including Japan. International sales management offices are located in the metropolitan areas of Hong Kong, Hsinchu (Taiwan), London, Munich, Ottawa, Paris, Seoul, Stockholm, Tokyo and Turin.

Customer service and support are important aspects of the sales and marketing of the Company's products. Altera provides several levels of technical user support, including applications assistance, design services and customer training. The Company's applications engineering staff publishes data sheets and application notes, conducts technical seminars and provides design assistance via Internet and electronic links to the customer's design station. Customer service is supported with inventory maintained both by Altera and at distributors' locations to provide short-term delivery of chips.

During each of the last three years, export sales constituted nearly half of the Company's total sales. Through 1998, all export sales were denominated in U.S. dollars. The Company's export sales are subject to those risks common to all export activities, including governmental regulation, possible imposition of tariffs or other trade barriers and currency fluctuations.

In the year ended December 31, 1998, worldwide sales through distributors accounted for approximately 90% of total sales. In 1998, the two largest distributors accounted for 30% and 21% of sales. In 1997, the two largest distributors accounted for 32% and 18% of sales, whereas in 1996, they each accounted for 29% and 15% of sales, respectively. No single end customer accounted for more than 10% of the Company's sales in 1998, 1997 or 1996. Export sales constituted 45%, 45% and 47% of sales in 1998, 1997 and 1996, respectively.

COMPETITION

The ASIC Segment:

According to Dataquest, the CMOS logic market consists of the following segments: ASICs, standard logic, full custom devices and other forms of logic ICs, including chipsets. The ASIC segment is comprised of programmable logic, gate arrays and cell-based ICs (also referred to as standard cells). In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility, ease of use and time-to-market dictate the extent to which they may be directly competitive for particular applications. As PLDs have increased in density and performance and decreased in cost, they have become more directly competitive with other ASICs, especially gate arrays. With the introduction of the Company's FLEX 10K family and new APEX 20K family, which are Altera's highest density PLDs, along with its FLEX 6000 devices, which are designed and priced to be very competitive with lower density gate arrays, the Company seeks to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical and marketing resources than the Company. Consequently, there can be no assurance that the Company will be successful in competing in the ASIC segment of the CMOS logic market.

The Programmable Logic Sub-Segment:

The principal factors of competition in the programmable logic sub-segment include the capability of software development tools and system-level functional programming blocks, product performance and features, quality and reliability, pricing, technical service and support, the ability to respond rapidly to technical innovation and customer service. The Company believes it competes favorably with respect to these factors and that its proprietary device architecture and its installed base of development systems with proprietary software may provide some competitive advantage. However, as is true of the semiconductor industry as a whole, the PLD sub-segment is intensely competitive and is characterized by rapid technological change, rapid rates of product obsolescence and price erosion resulting from both product obsolescence and price competition. All of these factors may influence the Company's future operating results.

The Company experiences significant direct competition from a number of other companies which are in the programmable logic sub-segment. The Company's competition in this market sub-segment is from suppliers of products that are marketed as either field programmable gate arrays ("FPGAs") or complex PLDs ("CPLDs").

Companies that currently compete with Altera in its core business may have proprietary wafer manufacturing ability, preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, greater financial resources than those of the Company and other significant advantages over the Company. Additionally, the semiconductor industry as a whole includes many large domestic and foreign companies that have substantially greater financial, technical and marketing resources than the Company. The Company expects that as the dollar volume of the programmable logic sub-segment grows, the attractiveness of this sub-segment to larger, more powerful competitors will continue to increase. Substantial direct or indirect competition could have a material adverse effect on the Company's future sales and operating results.

MANUFACTURING

The Company does not directly manufacture its silicon wafers. Altera's wafers are produced using various semiconductor foundry wafer fabrication service providers. This enables Altera to take advantage of these suppliers' high volume economies of scale, as well as direct and more timely access to advancing process technology.

Altera presently has its primary wafer supply arrangements with four semiconductor vendors: Sharp, TSMC, WaferTech and Cypress. The Company may negotiate additional foundry contracts and establish other sources of wafer supply for its products as such arrangements become economically useful or technically necessary. Although there are a number of new state of the art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited quickly and without much notice. Furthermore, since only newer fabrication or substantially retrofitted facilities are able to manufacture wafers that incorporate leading edge technologies, any significant decrease in capacity of these facilities would have a material adverse effect on the Company's ability to obtain wafer supply for its newer products. Accordingly, there can be no assurance that any shortage in foundry manufacturing capacity will not result in production problems for the Company in the future.

In June 1996, Altera, TSMC and several other partners formed a joint venture called WaferTech, LLC ("WaferTech") to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, Altera received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure output from the fab at market prices. In January 1999, Altera purchased from another joint venture partner, Analog Devices, an additional 5% equity ownership interest in WaferTech for approximately $37.5 million. This further investment in WaferTech provides Altera with additional rights and obligations to future foundry output. In addition, the Company has an obligation to guarantee a pro rata share of debt incurred by WaferTech up to a maximum of $45 million. In May 1998, WaferTech secured a loan facility of up to $350 million which was subsequently reduced to $225 million in December 1998. WaferTech began its initial wafer production shipments in

October 1998. Based on WaferTech's production projections, the Company believes that it will meet its minimum purchase obligations from WaferTech through at least 1999. There can be no assurance that WaferTech will remain sufficiently capitalized or on schedule with its production projections, and WaferTech's failure to do so could have a material adverse effect on the Company's future operating results.

The Company also owns a 17% equity interest in Cypress Semiconductor (Texas) Inc. ("CSTI"), a subsidiary of Cypress Semiconductor Corporation ("Cypress Semiconductor"). Pursuant to the agreements governing this investment, Altera can obtain up to a certain number of wafers from CSTI. This investment provides Altera with the option to design and market certain sole-sourced products produced at CSTI. The Company uses this facility for the manufacture of its older architecture Classic, EPROM and MAX 5000 products. Cypress Semiconductor, which has manufacturing and marketing rights to certain MAX 5000 products, also manufactures its own products in the CSTI facility.

The Company depends upon its foundry vendors to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. The manufacture of advanced CMOS semiconductor wafers is a highly complex process, and the Company has from time to time experienced difficulties in obtaining acceptable yields and timely deliveries from its suppliers. Good production yields are particularly important to the Company's business, including its ability to meet customers' demand for products and to maintain profit margins. Wafer production yields are dependent on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is common in the semiconductor industry, the Company has experienced and expects to experience production yield problems from time to time. Accordingly, no assurance can be given that the Company will not experience significant production yield problems with one or more of its product lines. Production throughput times also vary considerably among the Company's wafer suppliers. The Company has experienced delays from time to time in processing some of its products. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Company's operating results. The Company expects that, as is customary in the semiconductor business, in order to maintain or enhance competitive position, it will continue to convert its fabrication process arrangements to larger wafer sizes and smaller circuit geometries, to more advanced process technologies or to new suppliers. Such conversions entail inherent technological risks that can adversely affect yields, costs and delivery lead time. In addition, if for any reason the Company were required to seek alternative sources of supply, shipments could be delayed significantly while such sources are qualified for volume production, and any significant delay could have a material adverse effect on the Company's operating results.

After wafer manufacturing is completed, each wafer is tested using a variety of test and handling equipment. Such wafer testing is accomplished at TSMC, WaferTech, Sharp and the Company's Pilot Line facility in San Jose (which is used primarily for new product development). This testing is performed on equipment owned by the Company and consigned to the vendors.

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

Additionally, almost all of the manufacturing, assembly, testing and packaging of Altera's development system hardware products is done by outside contractors. Although the Company's wafer fabrication, assembly and other subcontractors have not recently experienced any serious work stoppages, the economic, social and political situations in countries where certain subcontractors are located are unpredictable and can be volatile. Any prolonged work stoppages or other inability of the Company to manufacture and assemble its products would have a material adverse effect on the Company's operating results. Furthermore, economic risks, such as extreme currency fluctuations, changes in tax laws, tariff or freight rates or interruptions in air transportation, could have a material adverse effect on the Company's operating results.

BACKLOG

The Company's backlog of released orders as of December 31, 1998 was approximately $142.6 million as compared to approximately $114.0 million at December 31, 1997. The Company's backlog consists of OEM customer-released orders that are requested for delivery within the next six months and distributor orders that are requested for delivery within the next three months. The Company produces standard products which may be shipped from inventory within a short time after receipt of an order. The Company's business has been characterized by a high percentage of orders with near-term delivery schedules (turns orders). At times, due to high demand and supply constraints in certain products, lead times can lengthen, causing an increase in backlog. However, orders constituting the Company's current backlog are cancelable without significant penalty at the option of the purchaser, thereby decreasing backlog during periods of lower demand. In addition, distributor shipments are subject to price adjustments. As discussed in the Notes to the Consolidated Financial Statements under Item 8 herein, the Company adopted a new revenue recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997, which involves the deferral of revenue recognition on shipments to distributors until the product is resold to the end customers. Distributor orders accounted for approximately 90% of the Company's backlog as of December 31, 1998. For all of these reasons, backlog as of any particular date should not be used as a predictor of sales for any future period.

RESEARCH AND DEVELOPMENT

The Company's research and development activities have focused primarily on general-purpose programmable logic devices and on the associated development software and hardware. The Company has developed these related products in parallel to provide software support to customers simultaneous with circuit introduction. As a result of the Company's research and development efforts, it has introduced a number of new PLD families, such as the FLEX 6000 (which was introduced in 1997), FLEX 10KA, FLEX 10KE, MAX 7000A and MAX 7000S families. The Company has also redesigned a number of its products to accommodate their manufacture on new wafer fabrication processes. Additionally, the Company releases new versions of its proprietary software on a quarterly basis.

The Company's research and development expenditures in 1998, 1997 and 1996 were $59.9 million, $54.4 million and $49.5 million, respectively. The Company has not capitalized research and development or software costs to date. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products, particularly in light of the industry pattern of short product life cycles and increasing competition within the CMOS logic market. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products, and enhance its existing products, its future operating results would be adversely affected.

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

In the future, the Company may decide to incur litigation expenses to enforce its intellectual property rights against third parties. There is no assurance that any such litigation would be successful or that the Company's patents would be upheld if challenged.

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

EMPLOYEES

As of December 31, 1998, the Company had 1,151 regular employees. The success of the Company is dependent in large part upon the continued service of its key management, technical, sales and support employees and on its ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and their loss as employees could have an adverse effect on the Company.

ITEM 2.  PROPERTIES.

The Company's headquarters facility is located in San Jose, California on approximately 25 acres of land, which the Company purchased in June 1995. The campus for the headquarters facility consists of four interconnected buildings totaling approximately 500,000 square feet. Design, limited manufacturing, research, marketing and administrative activities are performed in these facilities. In 1998, the Company opened its 62,000 square foot design and test engineering facility in Penang, Malaysia, which is situated on land leased from the Penang Development Corporation. The Company also leases on a short-term basis office facilities for its domestic and international sales management offices. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In the event that the court were to rule against the Company in certain of these motions, the Company could be adversely impacted by the potential monetary damages or injunctive relief that could ultimately be awarded to Xilinx. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The textual portion of the section entitled "About Your Investment" and the section entitled "Corporate Directory" in the Company's 1998 Annual Report to Stockholders for the year ended December 31, 1998 ("1998 Annual Report") are incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The section entitled "Selected Consolidated Financial Data" in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Altera designs, manufactures and markets high-performance, high-density, programmable logic devices and associated computer aided engineering logic development tools. FLEX and APEX products are the Company's SRAM-based line of embedded array programmable logic devices, and MAX products are the Company's line of EEPROM and EPROM based macrocell programmable logic devices.

Beginning in 1998 the composition of the Company's product categories was changed and prior years' data reported here have been restated to reflect those changes. New products now consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 7000A/7000B and APEX families. Mainstream products now include the MAX 7000S, MAX 9000 and FLEX 10K families. Mature products now consist of the Classic, MAX 5000, MAX 7000 and FLEX 8000 families. Other products include Tools, FLASHlogic, configuration devices, MPLDs and FSPs.

SALES | 1998 sales of $654.3 million grew 3.7% over 1997 sales of $631.1 million and 31.6% over 1996 sales of $497.3 million. The slowdown in 1998 sales growth was largely due to a decline in the overall semiconductor and programmable logic markets.

Product Transition

The Company's New and Mainstream products have been developed and introduced to the marketplace over the last several years. These products have similar or improved features and comparable or higher densities than their predecessors, but advanced process technology enables the Company to produce these products at a lower cost than previous generations of products. Consistent with their lower cost structure, the Company has priced these products at a significant discount to the Company's Mature products in order to stimulate demand and broaden the appeal of programmable logic. In the short term, the reduced pricing on New and Mainstream products has dampened revenue growth and the Company's management expects that in the near term this effect will continue as customers shift demand to its newer, lower-priced offerings from the Mature products, which in 1998 comprised 44.9% of sales. Management of the Company believes that lower prices on its newer product families will enable its product offering to compete more favorably with gate array and standard cell technologies, which represent significant market opportunities. The Company believes that over time, additional unit sales will more than offset the lower selling prices, but there can be no assurances that this will occur.

New product sales in 1998 were more than ten times the sales in 1997 and reached 12.1% of total sales in 1998 as compared to 1.2% of total sales in 1997. Additionally, sales of Mainstream products almost doubled year over year to reach 34.0% of sales in 1998 against 18.4% of sales in 1997. New and Mainstream products together comprised 46.1% of 1998 sales compared to 19.7% of sales in 1997. In contrast to this, the Company's Mature and Other products, which combined represented 53.9% of sales in 1998 were 80.3% of 1997 sales.


Sales Growth By Product Category:

                                                 Year Ended December 31,
                                                        1998        1997
------------------------------------------------------------------------
New                                                   924.8%          nm
Mainstream                                             91.1%      258.3%
Mature                                                -34.3%        9.4%
Other                                                  -1.1%        6.7%
Total                                                   3.7%       26.9%

Customer Sectors

Accompanying this product transition was a sustained shift in customer mix towards the Communications market driven primarily by growth in the networking and telecommunications sectors. Communications represented 64.0% of the Company's business in 1998 as compared to 56.0% of the total in 1997. The broad-based Industrial market was 12.2% of total sales in 1998 and 12.3% in 1997 growing 3.2% year to year. The Electronic Data Processing, Consumer and Other markets comprised 17.4%, 2.8% and 3.5%, respectively and all declined as a percent of total sales in 1998.

Geographic Areas

North American sales increased 2.7% from 1997 and represented 54.9% of total sales in 1998. Europe grew 14.2%, accounting for 22.8% of sales in 1998. Sales to Japan were up 1.2% from 1997 and represented 18.1% of the Company's 1998 sales; end customer purchases from distributors, measured in yen, increased 12.5%. Asia Pacific sales declined 18.2% and were just 4.2% of 1998 sales, owing to significant turmoil in several of the economies comprising that region. In spite of a significant decline in Asia Pacific and overall weakness in the Japanese economy, sales to International grew 4.9% primarily due to strength in the European and Japanese Telecommunications and Networking sectors. In 1998 International sales were 45.1% of total Company sales.

In 1997, North America sales grew 31.6% and were 55.4% of total sales. Europe sales grew 22.7% in 1997 and represented 20.7% of total sales. Japan experienced a 23.4% 1997 growth in sales and accounted for 18.5% of sales. Asia Pacific sales grew 11.8% in 1997 and were 5.4% of total Company sales.

Sales Growth By Geographic Area:

                                                      Year Ended December 31,
                                                            1998         1997
-----------------------------------------------------------------------------
North America                                               2.7%        31.6%
Europe                                                     14.2%        22.7%
Japan                                                       1.2%        23.4%
Asia Pacific                                              -18.2%        11.8%
    Total International                                     4.9%        21.5%
Total                                                       3.7%        26.9%

Major items in the statements of operations, expressed as a percentage of sales, were as follows:

                                                                        Year Ended December 31,
                                                                     1998        1997        1996
-------------------------------------------------------------------------------------------------
Cost of sales                                                       38.1%       37.5%       38.6%
Gross margin                                                        61.9%       62.5%       61.4%
Research and development expenses                                    9.1%        8.6%       10.0%
Selling, general and administrative expenses                        17.3%       17.9%       17.6%
Income from operations                                              35.5%       36.0%       33.8%
Interest expense                                                     1.0%        1.9%        2.5%
Interest and other income, net                                       2.9%        2.3%        2.7%
Provision for income taxes                                          12.1%       12.4%       12.1%
Cumulative effect of change in accounting principle                     -        2.9%           -
Net income                                                          23.6%       21.1%       21.9%


GROSS MARGIN | Gross margin as a percentage of sales was 61.9% in 1998, 62.5% in 1997 and 61.4% in 1996. Cost reductions, as a result of manufacturing process improvements, have been offset by reduced pricing.

RESEARCH AND DEVELOPMENT EXPENSES | Research and development expenses as a percentage of sales were 9.1% in 1998, 8.6% in 1997 and 10.0% in 1996. 1998 absolute R&D spending increased by $5.5 million over 1997. 1998 spending increases relate to the development of new products including FLEX 10KE, MAX 7000A and APEX, as well as development of the Company's Quartus software. The relatively higher expenses in 1996 were due to prototype and pre-production expenses associated with the MAX 7000S, MAX 9000, and FLEX 10K product families.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES | Selling, general and administrative expenses increased slightly to $113.2 million in 1998 from $112.8 million in 1997 and decreased slightly as a percentage of sales, falling to 17.3% in 1998 from 17.9% in 1997. The slight increase in terms of dollars spent from 1997 to 1998 was mainly driven by increased personnel expenses for marketing and administration and higher depreciation expenses associated with capital spending required to support the Company's information systems, partially offset by lower legal expenses. Selling, general and administrative expenses increased 28.5% to $112.8 million in 1997 from $87.7 million in 1996 and increased slightly as a percentage of sales, rising to 17.9% in 1997 from 17.6% in 1996. The increase was mainly driven by higher marketing and administrative headcount, higher commissions on increased sales volumes, new and expanded international offices and expenses associated with the replacement of the Company's main business information systems.

Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. The direct sales force and field application engineers, who work in over twenty field sales offices worldwide, stimulate demand by assisting the customers in the use and proper selection of the Company's products. The customers then work with the Company's distributors for order fulfillment and logistical requirements, as over 90% of the Company's sales are made through distributors. The Company intends to continue to increase sales resources in markets and regions where it anticipates this will increase sales, enhance competitive position, or improve customer service.

INCOME FROM OPERATIONS | Income from operations was $231.8 million in 1998, $227.0 million in 1997 and $168.1 million in 1996. As a percentage of sales, income from operations was 35.5%, 36.0% and 33.8% in 1998, 1997 and 1996, respectively. Income from operations decreased as a percentage of sales from 1997 to 1998 primarily due to a slight decrease in gross margin. The increase in income from operations as a percentage of sales from 1996 to 1997 was primarily due to improvements in gross margin and to a lesser degree reduced operating expenses (selling, general and administrative plus research and development) as a percentage of sales.

INTEREST EXPENSE | Interest expense decreased to $6.4 million in 1998 from $11.7 million in 1997 and $12.3 million in 1996. Interest expense relates to the convertible subordinated notes issued in June 1995 and includes interest expense and amortization of debt issuance costs, net of capitalized interest related to the construction of the new headquarters. The decrease in interest expense from 1997 to 1998 is primarily attributable to the conversion of the Company's subordinated notes into common stock in June 1998.

INTEREST AND OTHER INCOME, NET | Interest and other income increased to $18.7 million in 1998 from $14.3 million in 1997 and $13.3 million in 1996. The increase over the three-year period resulted from increased cash balances available for investment throughout the year.

PROVISION FOR INCOME TAXES | Altera's effective tax rate was 32.5% in 1998 compared to 34.0% in 1997 and 35.5% in 1996. The reduction from 1997 to 1998 was due in part to an increased amount of earned interest income from tax-exempt investments and a change in the geographic mix of income. The reduction in the rate from 1996 to 1997 was primarily due to an increase in research and development tax credits.

EQUITY INVESTMENT | In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23%. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The Company's equity in the net loss of WaferTech was $10.4 million for 1998 and was not material for 1997 and 1996. In October production began at the WaferTech joint venture. WaferTech is currently in the initial stages of production volumes.

ACCOUNTING CHANGE | In October 1997, the Company changed its accounting method for recognizing revenue on sales to distributors with an effective date of January 1, 1997. The Company previously recognized revenue upon shipment to distributors net of appropriate reserves for sales returns and allowances. Following the accounting change, revenue recognition on shipments to distributors is deferred until the products are resold to end customers. The Company believes that deferral of revenue on distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of results of operations and is more consistent with industry practice and, therefore, is a preferable method of accounting.

The cumulative effect prior to 1997 of the change in accounting method was a charge of $18.1 million (net of $9.3 million of income taxes) or $0.18 per diluted share in 1997.

FUTURE RESULTS | Future operating results will depend on the Company's ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors. The Company's efforts in this regard may not be successful. The Company plans to sustain future growth by offering programmable chips for applications that are presently served by other ASIC vendors. These vendors have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. There can be no assurance that the Company will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share to the exclusion of the Company. Moreover, standard cell technologies are increasingly used by the Company's customers to achieve greater integration in their systems; this may not only impede the Company's efforts to penetrate the ASIC market but may also displace the Company's products in the applications that it presently serves. The Company's future growth will depend on its ability to continue to expand the programmable logic market.

The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly, test and shipment to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Japan, Taiwan, Korea, Hong Kong and Malaysia. Several of these countries are experiencing significant economic disruptions including volatile exchange rates, rising unemployment, insolvencies and government fiscal austerity programs. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have severe negative impact on the Company's operating capabilities. The Company has sought to diversify its operating risk by participating in the WaferTech joint venture to manufacture silicon wafers with other partners in Camas, Washington. In October 1998 production began at the WaferTech joint venture. WaferTech is currently in the initial stages of production volumes and has yet to make a profit. Although the Company expects future WaferTech production volumes and profitability to increase, there is currently an oversupply of semiconductor fabrication capacity. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

Also, a number of factors outside of the Company's control, including general economic conditions and cycles in world markets, exchange rate fluctuations or a lack of growth in the Company's end markets could adversely impact future results. An important component of the Company's growth, the networking equipment market, has been growing at a slower rate in recent years. Should this trend continue, the Company's growth in future years may be limited.

Because of the foregoing and other factors that might affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate future results. In addition, the cyclical nature of the semiconductor industry and other factors have resulted in a highly volatile price of the Company's common stock.


NEW ACCOUNTING PRONOUNCEMENTS | In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2000, will not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES | During 1998, the Company's operating activities generated net cash of $270.1 million which was primarily attributable to net income of $154.4 million adjusted by non-cash items including depreciation and amortization of $30.0 million, equity in loss of WaferTech of $10.4 million, a decrease in inventories and other assets of $42.5 million, and an increase in deferred income on sales to distributors and income taxes payable of $47.3 million. These items were offset by an increase in deferred income taxes of $6.6 million and a decrease in accounts payable and accrued liabilities of $7.1 million.

INVESTING ACTIVITIES | During 1998, the net cash used by the Company in its investing activities was $116.7 million. The Company invested $24.0 million for manufacturing and data processing equipment and software and the construction of the Malaysian design and manufacturing center. Additionally, the Company purchased $93.3 million (net) of short-term investments.

FINANCING ACTIVITIES | During 1998, the net cash used by the Company in its financing activities was $45.1 million. The Company repurchased 1.8 million shares of its common stock for $60.4 million, partially offset by net proceeds of $15.2 million from the issuance of 1.3 million shares of common stock to employees through various option and employee stock purchase plans.

FINANCIAL CONDITION | The Company has historically financed its operations primarily through cash generated from operations.

As of December 31, 1998, the Company had $579.1 million of cash, cash equivalents and short-term investments available to finance future growth. Management believes that capital expenditures in 1999 will approximate the expenditures in 1998. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations and capital expenditures through at least 1999.

YEAR 2000 COMPLIANCE | Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999.

Pursuant to its year 2000 ("Y2K") compliance program, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. As used herein, the term "computer equipment and software" includes systems that are commonly considered information technology ("IT") systems (e.g., accounting, data processing and telephone systems) as well as those that are not commonly considered IT systems (e.g., manufacturing equipment, building and facility operations systems). In addition, the Company has also reviewed the software products it sells, and has upgraded and will upgrade such products to offer full Y2K compliance. Based upon its identification and assessment efforts to date, the Company anticipates that by the end of June 1999, all computer equipment and software that are material to Altera's internal business operations and all software products that Altera sells will be fully compliant with Y2K standards, specifically DISC PD-2000-1 as published by the British Standards Institute. The Company has not incurred and does not anticipate that it will incur material expenditures for the remediation of any Y2K issues.

The Company could be adversely impacted by Y2K issues faced by major distributors, suppliers, customers, vendors and financial service organizations ("Third Parties") with which the Company interacts. The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a major distributor or supplier to be Y2K compliant such that the distribution of Altera products or the supply of components for such products is interrupted temporarily. This could result in the Company not being able to produce or distribute product for a period of time, which in turn could result in lost sales and profits. Based solely on responses received from these Third Parties, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Y2K issues of such Third Parties. However, if the responses received from these third parties are not accurate or happen to change, then there could be an unforeseen material adverse impact on the Company's financial condition and results of operations. Management will continue to determine the impact, if any, that Third Parties who are not Y2K compliant may have on the financial condition or results of operations of the Company.

The Company has charged its business resumption planning committee to evaluate Y2K business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Contingency plans for critical business processes will be developed by the end of June 1999.

EMPLOYEES | In 1998, the number of employees increased 6.0% to 1,151 at year end. In 1997, there were 1,086 employees at year end.

IMPACT OF CURRENCY AND INFLATION | The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. However, Altera does have Japanese yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of Japanese yen. During the first half of 1998, the Company entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of its firm contractual commitments for the construction of its Malaysian design and manufacturing center. At the end of 1998 the Company had no open forward contracts. The Company may choose to enter into similar contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 1998 and 1997, the Company's investment portfolio consisted of fixed income securities of $539.8 million and $360.3 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998 and 1997, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

The Company has international subsidiary operations and Japanese yen denominated wafer purchase contracts with Sharp Corporation of Japan and is, therefore, subject to foreign currency rate exposure. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at December 31, 1998 and 1997, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                              Page
         Consolidated Balance Sheets at December 31, 1998 and 1997                                              17

         Consolidated  Statements of Operations for the years ended December 31, 1998, 1997 and                 18
             1996

         Consolidated  Statements of Cash Flows for the years ended December 31, 1998, 1997 and                 19
             1996

         Consolidated  Statements  of  Stockholders'  Equity for the years ended  December  31,                 20
             1998, 1997 and 1996

         Notes to the Consolidated Financial Statements                                                         21

         Report of Independent Accountants                                                                      32

         Financial Statement Schedules
             All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

         Supplementary Financial Data                                                                           33

CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
(In thousands, except par value amount)                                         1998                1997
--------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                              $     131,029       $      22,761
Short-term investments                                                       448,077             354,808
                                                                       ---------------------------------
     Total cash, cash equivalents, and short-term investments                579,106             377,569
Accounts receivable, less allowance for doubtful accounts
     of $8,007 and $3,008, respectively                                       56,138              55,251
Inventories                                                                   69,869              98,883
Deferred income taxes                                                         69,644              63,076
Other current assets                                                          24,776              21,423
                                                                       ---------------------------------
     Total current assets                                                    799,533             616,202
Property and equipment, net                                                  152,320             152,417
Investments and other assets                                                 141,478             183,899
                                                                       ---------------------------------
                                                                       $   1,093,331       $     952,518
                                                                       =================================

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                       $      14,479       $      20,649
Accrued liabilities                                                           16,615              16,688
Accrued compensation                                                          19,356              20,226
Deferred income on sales to distributors                                     161,160             128,268
                                                                       ---------------------------------
    Total current liabilities                                                211,610             185,831
Convertible subordinated notes                                                    --             230,000
                                                                       ---------------------------------
    Total liabilities                                                        211,610             415,831
                                                                       ---------------------------------
Commitments and contingencies (See Notes 5, 7 and 12)                             --                  --
Stockholders' equity:
Common stock;
     $.001 par value; 400,000 shares authorized; 97,635
     and 89,185 shares issued and outstanding, respectively                       98                  89
Capital in excess of par value                                               314,182             123,544
Retained earnings                                                            567,441             413,054
                                                                       ---------------------------------
    Total stockholders' equity                                               881,721             536,687
                                                                       ---------------------------------
                                                                       $   1,093,331       $     952,518
                                                                       =================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Year Ended December 31,
(In thousands, except per share amounts)                                     1998                1997                1996
-------------------------------------------------------------------------------------------------------------------------
Sales                                                                $    654,342        $    631,114        $    497,306
Cost of sales                                                             249,474             236,958             191,958
                                                                     ----------------------------------------------------
Gross profit                                                              404,868             394,156             305,348
Research and development expenses                                          59,864              54,417              49,513
Selling, general and administrative expenses                              113,161             112,784              87,742
                                                                     ----------------------------------------------------
Income from operations                                                    231,843             226,955             168,093
Interest expense                                                           (6,362)            (11,701)            (12,284)
Interest and other income, net                                             18,702              14,317              13,328
                                                                     ----------------------------------------------------
Income before income taxes, equity investment and
    cumulative effect of change in accounting principle                   244,183             229,571             169,137
Provision for income taxes                                                 79,356              78,054              60,002
                                                                     ----------------------------------------------------
Income before equity investment and cumulative effect of
    change in accounting principle                                        164,827             151,517             109,135
Equity in loss of WaferTech, LLC                                           10,440                  --                  --
                                                                     ----------------------------------------------------
Income before cumulative effect of change in accounting
    principle                                                             154,387             151,517             109,135
Cumulative effect of change in accounting principle                            --              18,064                  --
                                                                     ----------------------------------------------------
Net income                                                           $    154,387        $    133,453        $    109,135
                                                                     ====================================================

Per share:
    Basic
        Income before cumulative effect of change
           in accounting principle                                   $       1.65        $       1.71        $       1.25
        Cumulative effect of change in accounting principle                    --               (0.20)                 --
                                                                     ----------------------------------------------------
        Net income                                                   $       1.65        $       1.51        $       1.25
                                                                     ====================================================
    Diluted
        Income before cumulative effect of change
           in accounting principle                                   $       1.56        $       1.55        $       1.16
        Cumulative effect of change in accounting principle                    --               (0.18)                 --
                                                                     ----------------------------------------------------
        Net income                                                   $       1.56        $       1.37        $       1.16
                                                                     ====================================================
Shares used in computing per share amounts:
    Basic                                                                  93,493              88,525              87,406
    Diluted                                                               101,589             102,616             100,813


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
(In thousands)                                                                    1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

Net income                                                                $    154,387        $    133,453        $    109,135
Adjustments  to  reconcile  net income to net cash  provided  by operating activities:
       Cumulative effect of change in accounting principle                          --              18,064                  --
       Equity in loss of WaferTech, LLC                                         10,440                  --                  --
       Depreciation and amortization                                            30,038              27,105              20,884
       Deferred income taxes                                                    (6,568)             (8,368)             (8,063)
       Changes in assets and liabilities:
            Accounts receivable, net                                              (887)             13,235             (13,968)
            Inventories                                                         29,014             (23,085)            (20,377)
            Other assets                                                        13,446               4,548               3,059
            Accounts payable and accrued liabilities                            (7,113)              9,282              (7,220)
            Deferred income on sales to distributors                            32,892              32,555              13,849
            Income taxes payable                                                14,420              14,861               5,435
                                                                          ----------------------------------------------------
Cash provided by operating activities                                          270,069             221,650             102,734
                                                                          ----------------------------------------------------


Cash Flows from Investing Activities:

Capital expenditures                                                           (23,950)            (80,879)            (45,172)
Other long-term investments                                                        552             (56,997)            (86,240)
Net change in short-term investments                                           (93,269)           (144,746)             75,748
                                                                          ----------------------------------------------------
Cash used for investing activities                                            (116,667)           (282,622)            (55,664)
                                                                          ----------------------------------------------------

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock                                      15,214              12,945               5,760
Repurchase of common stock                                                     (60,348)                 --              (4,331)
Payment of notes payable                                                            --                  --             (57,120)
                                                                          ----------------------------------------------------
Cash provided by (used for) financing activities                               (45,134)             12,945             (55,691)
                                                                          ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           108,268             (48,027)             (8,621)
Cash and cash equivalents at beginning of year                                  22,761              70,788              79,409
                                                                          ----------------------------------------------------
Cash and cash equivalents at end of year                                  $    131,029        $     22,761        $     70,788
                                                                          ====================================================

Cash paid during the year for:
    Income taxes                                                          $     73,526        $     77,853        $     62,347
    Interest                                                                     6,568              13,225              13,225
Supplemental disclosure of non-cash activities:
    Conversion of subordinated debt into common stock                          226,787                  --                  --
    Cancellation of notes payable related to wafer capacity                         --                  --              63,400
    Remaining obligations related to WaferTech, LLC                                 --                  --              56,160


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Common Stock
                                                                   Number of         and Capital
                                                                      Common        In Excess of            Retained
(In thousands)                                                        Shares           Par Value            Earnings
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                            87,117        $     83,445        $    171,744
Tax benefit resulting from employee stock transactions                                     4,492
Issuance of common stock                                                 787               5,760
Repurchase of common stock                                              (300)             (3,053)             (1,278)
Net income                                                                                                   109,135
                                                                ----------------------------------------------------
Balance, December 31, 1996                                            87,604              90,644             279,601
Tax benefit resulting from employee stock transactions                                    20,044
Issuance of common stock                                               1,581              12,945
Net income                                                                                                   133,453
                                                                ----------------------------------------------------
Balance, December 31, 1997                                            89,185             123,633             413,054
Tax benefit resulting from employee stock transactions                                     8,969
Issuance of common stock                                               1,271              15,239
Repurchase of common stock                                            (1,810)            (60,348)
Conversion of subordinated debt into common stock                      8,989             226,787
Net income                                                                                                   154,387
                                                                ----------------------------------------------------
Balance, December 31, 1998                                            97,635        $    314,280        $    567,441
                                                                ====================================================


See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1: The Company

Altera Corporation (the "Company"), founded in 1983, is in the business of designing, developing, manufacturing and marketing CMOS programmable logic integrated circuits and associated engineering development software and hardware. The Company's major markets are communications, electronic data processing and industrial applications.

On June 19, 1997, the Company was reincorporated in the State of Delaware. In connection with the reincorporation, as approved by the stockholders, the number of authorized shares of the Company's common stock was increased to four hundred million (400,000,000) and each share of common stock was assigned a par value of $.001. The accompanying financial statements have been restated to give effect to the re-incorporation.


Note 2: Significant Accounting Policies

BASIS OF PRESENTATION | The Company has a fiscal year that ends on the Friday nearest December 31st. For presentation purposes, the consolidated financial statements and accompanying notes refer to the Company's fiscal year end as December 31st. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions.

USE OF ESTIMATES | The Company's management has made certain estimates and assumptions concerning the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal years presented to prepare its financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS | Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS | Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date which approximated cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses that are deemed to be other than temporary are reflected in income.

INVENTORIES | Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market. The inventories at December 31, 1998 and 1997 were comprised of the following:


                                                   December 31,
(In thousands)                                     1998             1997
------------------------------------------------------------------------
Purchased parts and raw materials          $         65     $      1,503
Work in process                                  46,207           67,442
Finished goods                                   23,597           29,938
                                           -----------------------------
    Total inventories                      $     69,869     $     98,883
                                           =============================

PROPERTY AND EQUIPMENT | Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of two to five years are used for equipment and office furniture and forty years for buildings. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. As of December 31, 1997, the costs of the Company's new headquarters building included $4.0 million of capitalized interest incurred during the construction and development period. Property and equipment at December 31, 1998 and 1997 was comprised of the following components:


                                                            December 31,
(In thousands)                                             1998                1997
-----------------------------------------------------------------------------------
Land                                               $     20,496        $     20,496
Building                                                 80,338              75,111
Equipment and software                                  115,332             102,953
Office furniture and fixtures                            10,287               9,767
Leasehold improvements                                    1,183               1,884
                                                   --------------------------------
    Property and equipment, at cost                     227,636             210,211
Accumulated depreciation and amortization               (75,316)            (57,794)
                                                   --------------------------------
    Property and equipment, net                    $    152,320        $    152,417
                                                   ================================

The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS | For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities. At December 31, 1997, the estimated fair value for the convertible notes (with a carrying amount of $230.0 million) was approximately $314.0 million. The fair value for the convertible subordinated notes was primarily based on quoted market prices.
The subordinated notes were converted into common stock in June 1998.

CONCENTRATIONS OF CREDIT RISK | Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its short-term investments in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated securities.

The Company sells its products to distributors and original equipment manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires collateral, such as letters of credit, whenever deemed necessary. In 1998, the two largest distributors accounted for 30% and 21% of sales. In 1997, the two largest distributors accounted for 32% and 18% of sales, whereas in 1996, they each accounted for 29% and 15% of sales, respectively.

At December 31, 1998, three distributors, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 58% of total accounts receivable in aggregate. Two distributors combined accounted for 35% and 31% of accounts receivable at December 31, 1997 and 1996, respectively.

FOREIGN EXCHANGE CONTRACTS | The Company purchases the majority of its materials and services in U.S. dollars and its foreign sales are also billed in U.S. dollars. However, certain contracts for silicon wafer purchases are denominated in Japanese yen. At times, the Company enters into foreign exchange options or forward contracts to hedge against currency fluctuations that affect these and other transactions. As of December 31, 1998 and 1997, the Company had no open foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts in the future should conditions appear favorable.

REVENUE RECOGNITION | The Company recognizes revenue from product sales upon shipment to OEMs and end-users. Reserves for sales returns and allowances are recorded at the time of shipment. The Company's sales to distributors are made under agreements allowing for returns or credits under certain circumstances and, effective the first day of 1997, the Company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. See Note 14.

DEPENDENCE ON WAFER SUPPLIERS | The Company does not directly manufacture finished silicon wafers. The Company's strategy has been to maintain relationships with wafer foundries. The Company has been successful in maintaining such relationships (Notes 5 and 6). However, there can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. This could result in possible loss of sales or reduced margins.

STOCK-BASED COMPENSATION PLANS | The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation." See Note 10.

COMPREHENSIVE INCOME | In June 1997, The Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company adopted this statement as of the first quarter of 1998. Comprehensive income approximated net income for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS | In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 1999 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2000, will not have a material effect on the Company's financial statements.

Note 3: Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the tax benefit resulting from employee stock transactions and the average stock price for the period are used in determining the number of shares assumed to be purchased from exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                                                    Year Ended December 31,
(In thousands, except per share amounts)                                      1998               1997                1996
-------------------------------------------------------------------------------------------------------------------------
Basic:
         Income before cumulative effect of change in
           accounting principle                                       $    154,387       $    151,517        $    109,135
         Cumulative effect of change in accounting principle                    --            (18,064)                 --
                                                                      ---------------------------------------------------
         Net income                                                   $    154,387       $    133,453        $    109,135
                                                                      ===================================================

         Weighted shares outstanding                                        93,493             88,525              87,406
                                                                      ===================================================
         Per share:
         Income before cumulative effect of change in
           accounting principle                                       $       1.65       $       1.71        $       1.25
         Cumulative effect of change in accounting principle                    --              (0.20)                 --
                                                                      ---------------------------------------------------
         Net income                                                   $       1.65       $       1.51        $       1.25
                                                                      ===================================================

Diluted:
         Income before cumulative effect of change in
           accounting principle                                       $    154,387       $    151,517        $    109,135
         Effect of 5.75% convertible subordinated notes                      4,039              7,224               7,440
                                                                      ---------------------------------------------------
         Income before cumulative effect of change in
           accounting principle including the effect of
           dilutive securities                                             158,426            158,741             116,575
         Cumulative effect of change in accounting principle                    --            (18,064)                 --
                                                                      ---------------------------------------------------
         Net income                                                   $    158,426       $    140,677        $    116,575
                                                                      ===================================================

         Weighted shares outstanding                                        93,493             88,525              87,406
         Effect of dilutive securities:
           Stock options                                                     4,033              5,101               4,417
           5.75% convertible subordinated notes                              4,063              8,990               8,990
                                                                      ---------------------------------------------------
                                                                           101,589            102,616             100,813
                                                                      ===================================================
Per share:
         Income before cumulative effect of change in
           accounting principle                                       $       1.56       $       1.55        $       1.16
         Cumulative effect of change in accounting principle                    --              (0.18)                 --
                                                                      ---------------------------------------------------
         Net income                                                   $       1.56       $       1.37        $       1.16
                                                                      ===================================================


Note 4: Marketable Securities

The Company's portfolio of marketable securities consists of the following:


                                                                    December 31,
(In thousands)                                                     1998              1997
-----------------------------------------------------------------------------------------
Money market funds                                         $      6,833      $        763
Municipal bonds                                                 475,469           315,987
U.S. government and agency obligations                            9,170            13,540
Corporate bonds                                                  17,291            24,919
Certificates of deposit and other debt securities                31,086             5,055
                                                           ------------------------------
                                                           $    539,849      $    360,264
                                                           ==============================

The Company's portfolio of marketable securities by contractual maturity are as follows:


                                                       December 31,
(In thousands)                                        1998              1997
----------------------------------------------------------------------------
Due in one year or less                       $    163,231      $     58,191
Due after one year through two years               376,618           302,073
                                              ------------------------------
                                              $    539,849      $    360,264
                                              ==============================

At December 31, 1998 and 1997, the net unrealized gains and losses on securities were immaterial.

Note 5: Joint Venture

In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23%. This increased investment in WaferTech provides the Company with additional rights and obligations to procure up to 35% of the factory's future output. WaferTech began wafer production in October 1998. Based on WaferTech's production projections, the Company believes that it will meet its minimum purchase obligations from WaferTech through at least 1999.

The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The carrying value of the investment in WaferTech exceeded the Company's share of the net assets of WaferTech due to a portion of TSMC's equity contribution being paid through the grant of manufacturing and technology obligations and licenses along with certain real estate and equipment purchase options. This difference will be amortized over the useful lives of the assets which gave rise to the difference. The Company's equity in the loss of WaferTech was $10.4 million for 1998 and was not material for 1997 and 1996.

The Company has an obligation to guarantee a pro rata share of debt incurred by WaferTech up to a maximum of $45 million. In May 1998, WaferTech secured a loan facility of up to $350 million which was subsequently reduced to $225 million in December 1998.

At December 31, 1998, WaferTech's total assets were $804.1 million of which $25.1 million were current, and its total liabilities were $218.1 million of which $25.4 million were current. For the year ended December 31, 1998, WaferTech's net revenues were $6.8 million and the loss was $70.9 million.


Note 6: Investments and Obligations

At December 31, 1998 and 1997, the Company's long-term investments primarily relate to its investment in WaferTech of $123.4 million and $140.4 million, respectively. Long-term investments also include the long-term portion of deposits with Taiwan Semiconductor Manufacturing Company ("TSMC") for future wafer allocations of $16.8 million and $33.6 million at December 31, 1998 and 1997, respectively.

In 1995, the Company entered into several agreements with TSMC, whereby it agreed to make a $57.1 million deposit to TSMC for future wafer capacity allocations extending into 2000. Under the terms of the agreement, TSMC agrees to provide the Company with wafers manufactured using TSMC processes and according to the Company's specifications, and the Company agrees to purchase and TSMC agrees to supply, a specific capacity of wafers per year through 2000. Billings for actual wafers used from TSMC reduce the prepaid balance. The prepayments are generally nonrefundable if the Company does not purchase the full prepaid capacity unless the Company identifies a third-party purchaser, acceptable to TSMC, for the capacity.

Note 7: Commitments

The Company leases certain of its sales facilities under non-cancelable lease agreements expiring at various times through 2004. The leases require the Company to pay property taxes, insurance, maintenance, and repair costs. Future minimum lease payments under all non-cancelable operating leases are as follows:


         Years ending December 31,           (In thousands)
         --------------------------------------------------
         1999                                  $      2,459
         2000                                         1,731
         2001                                           333
         2002                                           214
         2003                                           170
         Thereafter                                       7
                                               ------------
                                               $      4,914
                                               ============

The Company has the option to extend or renew most of its leases. Rental expense under all operating leases amounted to $2.5 million, $4.4 million and $4.0 million in 1998, 1997 and 1996, respectively.

The Company has a standby letter of credit facility in the amount of 475 million yen (approximately $4.3 million at December 31, 1998). The terms of this facility require immediate funding of any draws against any letters of credit issued under the facility. The facility requires the Company to comply with certain covenants regarding net worth and financial ratios.


Note 8: Convertible Subordinated Notes

In June 1995, the Company issued $230.0 million of convertible subordinated notes due in June 2002 and bearing an interest rate of 5.75%, payable semi-annually. The notes were convertible into shares of the Company's common stock at a price of $25.59 per share. Discounts, commissions, and expenses, which were amortized over the seven-year life of the notes, reduced the net proceeds to $224.8 million. Accumulated amortization at December 31, 1997 and 1996 amounted to approximately $2.0 million and $1.2 million, respectively.

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


Note 9: Stockholders' Equity

COMMON STOCK REPURCHASES | On July 15, 1996, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During fiscal 1996, the Company repurchased a total of 300,000 (split-adjusted) shares of common stock for an aggregate price of $4.3 million. In June 1998, the Company's Board of Directors increased the number of shares authorized for repurchase to 6 million shares. During fiscal 1998, the Company repurchased a total of 1,810,000 shares of common stock for an aggregate cost of $60.4 million. Since the inception of the repurchase program through December 31, 1998, the Company has repurchased a total of 2,110,000 shares. All shares were retired upon acquisition.

COMMON STOCK SPLITS | All share data have been restated to reflect a 2-for-1 split of the Company's outstanding common stock which was reflected in the stock price as of January 7, 1997 and was effective as to the stockholders of record on December 18, 1996.

Note 10: Stock-Based Compensation Plans

At December 31, 1998, the Company had five stock-based compensation plans, which are described below. The Company applies APB No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its four fixed stock option plans and its stock purchase plan.

STOCK OPTION PLANS | As of December 31, 1998, the 1987 Stock Option Plan had 6.2 million shares reserved for issuance thereunder, the 1996 Stock Option Plan had
6.5 million shares reserved for issuance thereunder, the 1988 Director Stock Option Plan had 478,000 shares reserved for issuance thereunder, and the 1998 Director Stock Option Plan had 170,000 shares reserved for issuance thereunder. Upon the adoption of the 1996 Stock Option Plan, any shares reserved for issuance under the 1987 Stock Option Plan relating to ungranted stock options were cancelled. Upon the adoption of the 1998 Director Stock Option Plan, any shares reserved for issuance under the 1988 Director Stock Option Plan relating to ungranted stock options were cancelled.

The 1998 Director Stock Option Plan provides for the periodic issuance of stock options to members of the Company's Board of Directors who are not also employees of the Company. Under all stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted prior to October 1997 generally vest over five years at annual increments as determined by the Board of Directors. In October 1997, the Board of Directors approved a proposal to shorten the vesting period for new grants under the 1996 Stock Option Plan whereby options granted subsequent to September 30, 1997 will generally vest over four years at annual increments as determined by the Board of Directors.

The number of shares for which options were exercisable under all stock option plans was approximately 4,472,000, 3,488,000 and 2,960,000, at December 31, 1998, 1997 and 1996, respectively. A summary of the Company's stock option activity and related weighted average exercise prices within each category for each of the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                           1998                        1997                        1996
(In thousands, except price per share amounts)       Shares         Price        Shares         Price        Shares         Price
---------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1,                    12,433    $    19.17        12,500    $     5.07        10,059    $     3.02
Stock options:
  Granted                                             2,207         40.12         2,016         43.32         3,433         26.25
  Exercised                                          (1,055)         8.40        (1,400)         6.05          (620)        28.54
  Forfeited                                            (848)        25.58          (683)        16.42          (372)        13.40
                                                 --------------------------------------------------------------------------------
Options outstanding at December 31,                  12,737    $    21.82        12,433    $    19.17        12,500    $     5.07
                                                 ================================================================================


The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value on the grant date. To compute the estimated grant date fair value of the Company's stock option grants in 1998, 1997 and 1996, respectively, the Black-Scholes method was used with the following weighted-average assumptions: expected volatility of 48.0%, 40.6% and 36.4%, risk-free interest rates of 5.2%, 6.2% and 5.9%, expected lives from vesting date of 0.73, 0.56 and 0.41 years, and dividend yields of 0%. The weighted-average fair value per share of stock options granted in 1998, 1997 and 1996 were $16.84, $18.41 and $10.23, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

            Options Outstanding                Options Exercisable
                                 Number              Weighted          Weighted             Number           Weighted
Range of                      Outstanding            Average            Average          Exercisable          Average
Exercise Prices               at 12/31/98           Remaining          Exercise          at 12/31/98         Exercise
                              (In thousands)    Contractual Life        Price          (In thousands)          Price
---------------------------------------------------------------------------------------------------------------------
$ 1.81 - $ 6.12                    2,719            3.51 years          $ 3.52              2,441             $ 3.42
$ 6.13 - $ 9.25                    1,566            5.49                  7.15                855               7.18
$ 9.26 - $20.88                    1,391            7.13                 17.63                250              14.29
$20.89 - $31.38                    3,640            7.84                 26.76                618              25.70
$31.39 - $38.69                    2,402            8.33                 34.71                302              34.56
$38.70 - $49.57                      142            9.47                 42.23                 --                 --
$49.58 - $63.82                      877            9.89                 52.20                  6              52.37
                              ---------------------------------------------------------------------------------------
                                  12,737            6.80                $21.82              4,472             $10.00
                              =======================================================================================


Effective January 30, 1998, the Company offered employees, except all officers and director level employees, the right to re-price their stock options granted from January 1, 1995 through January 19, 1998. The re-priced options have an exercise price of $34.25, the fair value of the Company's common stock on the effective date, and the vesting schedule of such options was extended by three months. In connection with this action, approximately 1.3 million options were re-priced which previously had a weighted average exercise price of $48.50.

EMPLOYEE STOCK PURCHASE PLAN | As of December 31, 1998, the 1987 Employee Stock Purchase Plan had 3.1 million shares of common stock reserved for issuance. Under the terms of the Employee Stock Purchase Plan, full-time employees, nearly all of whom are eligible to participate, can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing price at the beginning or at the end of each six-month offering period. Approximately 85 to 90 percent of eligible employees have participated in the plan in 1998, and approximately 75 to 80 percent of eligible employees participated in 1996 and 1997.

Sales under the Employee Stock Purchase Plan in 1998, 1997 and 1996 were 221,563, 173,294 and 167,626 shares of common stock at an average price of $28.53, $25.46 and $21.49 per share, respectively. There were 256,475 shares available for future purchases under the Employee Stock Purchase Plan as of December 31, 1998.

Pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: an expected life of six months for all years; expected volatility of 56.0%, 44.7% and 38.4%; risk-free interest rates of 5.3%, 5.3% and 5.1%; and dividend yields of 0%. The weighted-average estimated fair value per share of those purchase rights granted in 1998, 1997 and 1996 was $10.10, $11.65 and $5.55, respectively.

The Company received a $9.0 million, $20.0 million and $4.5 million tax benefit in 1998, 1997 and 1996, respectively, on the exercise of non-qualified stock options and on the disposition of stock acquired with an incentive stock option or through the Employee Stock Purchase Plan.

PRO FORMA NET INCOME AND NET INCOME PER SHARE | Had the Company recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123, for awards granted under its Stock Option Plans and Stock Purchase Plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1998, 1997 and 1996:


(In thousands, except per share amounts)                1998                 1997                 1996
------------------------------------------------------------------------------------------------------
Pro forma net income                              $  139,986           $  116,054           $   99,885
Pro forma net income per share:
Basic                                             $     1.50           $     1.31           $     1.14
Diluted                                                 1.44                 1.21                 1.08

The pro forma amounts reflect compensation expense related to 1998, 1997 and 1996 stock option grants only. In future years, the annual compensation expense will increase as a result of the fair value of stock options granted in those future years.

Note 11: Income Taxes

U.S. and foreign components of income before income taxes were:


                                                     Year Ended December 31,
(In thousands)                                1998              1997              1996
--------------------------------------------------------------------------------------
United States                           $  207,273        $  229,436        $  168,302
Foreign                                     36,910               135               835
                                        ----------------------------------------------
    Income before income taxes          $  244,183        $  229,571        $  169,137
                                        ==============================================

Unremitted earnings of the Company's foreign subsidiaries that are considered permanently invested outside the United States and on which no deferred taxes have been provided, aggregate to approximately $25.3 million at December 31, 1998.


The provision for income taxes consists of:


                                                            Year Ended December 31,
(In thousands)                                      1998               1997               1996
----------------------------------------------------------------------------------------------
Current tax expense:
United States                                 $   62,978         $   70,399         $   57,680
State                                             15,488             14,328              9,799
Foreign                                            7,458              1,695                586
                                              ----------         ----------         ----------
    Total current tax expense                     85,924             86,422             68,065
Deferred taxes                                    (6,568)            (8,368)            (8,063)
                                              ----------         ----------         ----------
    Total provision for income taxes          $   79,356         $   78,054         $   60,002
                                              ==========         ==========         ==========


The tax benefit associated with the Company's equity in the net loss of WaferTech (Note 5) reduced taxes currently payable by $5.0 million for 1998. The benefits for 1997 and 1996 were not material.

Deferred tax assets (liabilities) were as follows:


                                                         December 31,
(In thousands)                                          1998               1997
-------------------------------------------------------------------------------
Assets:
Accrued expenses and reserves                   $     60,448       $     56,592
Acquisition costs                                      6,613              7,273
State taxes                                            4,788              4,200
Other                                                  3,856              1,726
                                                -------------------------------
    Gross deferred tax assets                         75,705             69,791
Deferred tax liabilities                              (2,090)            (2,084)
Deferred tax asset valuation allowance                (3,971)            (4,631)
                                                -------------------------------
    Net deferred tax assets                     $     69,644       $     63,076
                                                ===============================

The valuation allowances of $4.0 and $4.6 million at December 31, 1998 and 1997 are attributable to deferred tax assets from the 1994 acquisition of Intel's programmable logic business. Sufficient uncertainty exists regarding the realizability of these assets and, accordingly, valuation allowances are required.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

                                                                 Year Ended December 31,
(In thousands)                                            1998               1997               1996
----------------------------------------------------------------------------------------------------
Tax provision at U.S. statutory rates             $     85,464       $     80,350       $     59,198
State taxes net of federal benefit                       8,061              7,290              6,172
Foreign income taxed at lower rates                     (6,830)                --                 --
Interest income on municipal obligations                (5,014)            (4,270)            (2,975)
Other net                                               (2,325)            (5,316)            (2,393)
                                                  --------------------------------------------------
    Total provision for income taxes              $     79,356       $     78,054       $     60,002
                                                  ==================================================

Note 12: Litigation

In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counterclaimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In the event that the court were to rule against the Company in certain of these motions, the Company could be adversely impacted by the potential monetary damages or injunctive relief that could ultimately be awarded to Xilinx. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating any of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

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

Note 13: Segment and Geographic Information

The Company operates in a single industry segment comprising the design, development, manufacture, and sale of CMOS programmable logic integrated circuits and associated engineering development software and hardware. The Company's sales by major geographic area (based on destination) were as follows:

                                              Year Ended December 31,
(In thousands)                           1998              1997              1996
---------------------------------------------------------------------------------
North America:
United States                    $    336,295      $    300,068      $    235,560
Other                                  22,627            49,380            30,003
                                 ------------      ------------      ------------
    Total North America               358,922           349,448           265,563
Europe                                149,391           130,827           106,661
Japan                                 118,342           116,981            94,786
Asia Pacific                           27,687            33,858            30,296
                                 ------------      ------------      ------------
    Total                        $    654,342      $    631,114      $    497,306
                                 ============      ============      ============


The majority of the Company's long-lived assets were located in the United States. Long-lived assets included net property and equipment, long-term investments and assets. Long-lived assets that were outside the United States constituted less than 10% of the Company's total. There was no single end customer providing more than 10% of the Company's sales for years ended December 31, 1998, 1997 and 1996.


Note 14: Accounting Change - Recognition of Revenue on Sales to Distributors

In October 1997, the Company changed its accounting method for recognizing revenue on sales to distributors with an effective date of January 1, 1997. The Company previously recognized revenue upon shipment to distributors net of appropriate reserves for sales returns and allowances. Following the accounting change, revenue recognition on shipments to distributors is deferred until the products are resold to the end customers. The Company believes that deferral of revenue on distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of results of operations and is more consistent with industry practice and, therefore, is a preferable method of accounting. The cumulative effect prior to 1997 of the change in accounting method was a charge of $18.1 million (net of $9.3 million of income taxes) or $0.18 per diluted share in 1997. The estimated pro forma effect of the accounting change on prior years' results is as follows:


                                                                   Year Ended  December 31,
(In thousands, except per share amounts)                               1997              1996
---------------------------------------------------------------------------------------------
As reported:
    Sales                                                      $    631,114      $    497,306
    Net income                                                      133,453           109,135
    Diluted net income per share                                       1.37              1.16
Pro forma amounts with the change in accounting
principle related to revenue
recognition applied retroactively:
    Sales                                                           631,114           497,006
    Net income                                                      151,517           109,090
    Diluted net income per share                                       1.55              1.16

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Altera Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 14 to the consolidated financial statements, in 1997 the Company changed its method of recognizing revenue.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 19, 1999

Supplementary Financial Data

Quarterly Financial Information (UNAUDITED)


(In thousands, except per share amounts)                           First         Second         Third        Fourth
                                                                 Quarter        Quarter       Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
1998
Sales                                                          $ 157,216      $ 160,476     $ 164,218     $ 172,432
Gross profit                                                      97,126         98,785       101,707       107,250
Net income                                                        35,135         36,616        40,143        42,493
Basic net income per share                                          0.40           0.41          0.41          0.44
Diluted net income per share                                        0.37           0.38          0.40          0.42

-------------------------------------------------------------------------------------------------------------------
1997
Sales                                                          $ 146,043      $ 165,857     $ 162,126     $ 157,088
Gross profit                                                      90,688        103,970       101,377        98,121
Cumulative effect of change in accounting principle               18,064              -             -             -
Net income                                                        17,538         40,454        38,811        36,650

Basic income per share:
Income before cumulative effect of accounting change                0.41           0.46          0.44          0.41
Net income                                                          0.20           0.46          0.44          0.41

Diluted income per share:
Income before cumulative effect of accounting change                0.36           0.41          0.40          0.38
Net income                                                          0.19           0.41          0.40          0.38


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers and directors of the Company and their ages are as follows:

            NAME                        AGE                POSITION WITH THE COMPANY
            ----                        ---                -------------------------
     Rodney Smith...................    58        Chairman of the Board of Directors, President and Chief Executive Officer
     C. Wendell Bergere.............    53        Vice President, General Counsel and Secretary
     Denis Berlan...................    48        Executive Vice President and Chief Operating Officer
     Erik Cleage....................    38        Senior Vice President, Marketing
     John R. Fitzhenry..............    49        Vice President, Human Resources
     Nathan Sarkisian...............    40        Senior Vice President and Chief Financial Officer
     Peter Smyth....................    60        Vice President, Sales
     Charles M. Clough(1)...........    70        Director
     Michael A. Ellison(2)(3).......    53        Director
     Paul Newhagen (1)..............    49        Director
     Robert W. Reed(3)..............    52        Director
     Deborah D. Rieman..............    49        Director
     William E. Terry(1)(2).........    65        Director

------------

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

ERIK CLEAGE joined the Company as International Marketing Manager in February 1986. He became Director, Japan and Asia Pacific Sales in April 1989, was appointed Vice President, Marketing in August 1990 and Senior Vice President, Marketing in January 1999. Previously, he was employed by AMD and Fairchild in various positions.

JOHN R. FITZHENRY joined the Company in May 1995 as Vice President of Human Resources. From 1983 to May 1995, he was employed by Apple Computer, Inc., a manufacturer of personal computers, in various human resource management positions.

NATHAN SARKISIAN joined the Company in June 1992 as Corporate Controller. He was appointed Vice President, Finance and Chief Financial Officer in August 1995 and Senior Vice President and Chief Financial Officer in March 1998. Prior to joining the Company, Mr. Sarkisian held various accounting and financial positions at Fairchild, and at Schlumberger, an oil field services company.

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

PAUL NEWHAGEN, a co-founder of the Company, has served as a director of the Company since July 1987. In March 1998, Mr. Newhagen retired from his position as Vice President - Administration of the Company, a position he had held since December 1984. From June 1993 to November 1994, he served as a consultant to the Company. From 1983 to 1993, Mr. Newhagen held various management positions at the company, including Vice President of Finance and Administration, Chief Financial Officer and Secretary.

ROBERT W. REED has served as a director of the Company since October 1994. In 1996, Mr. Reed retired from his position as Senior Vice President of Intel Corporation, a semiconductor manufacturer. From 1983 to 1991 Mr.
Reed was Intel's Chief Financial Officer.

DEBORAH D. RIEMAN has served as a director of the Company since May 1996. Dr. Rieman is the President and Chief Executive Officer of CheckPoint Software Technologies, Inc. ("CheckPoint"), an Internet security software company, and a director of CheckPoint's Israeli parent company, CheckPoint Software Technologies, Ltd. Prior to joining CheckPoint, Dr. Rieman held various marketing and technical executive positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corp., a diversified electronics manufacturer.

WILLIAM E. TERRY has served as a director of the Company since August 1994. Mr. Terry is a former director and Executive Vice President of the Hewlett-Packard Company, a diversified electronics manufacturing company. At Hewlett-Packard, he held a number of senior management positions, including general manager of Hewlett-Packard's Data Products and Instrument Groups, and subsequently had overall responsibility for the Measurement Systems Sector. He retired from Hewlett-Packard in November 1993. Mr. Terry also serves as a director of Key Tronic Corporation and Phase Metrics, Inc.

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sections entitled "Director Compensation" and "Certain Business Relationships" in the Company's Proxy Statement are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.    Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

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

4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(16)

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

10.26 Form of Indemnification Agreement entered into with each of the Company's officers and directors.(16)

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

10.35 Master Distribution Agreement with Japan Macnics Corporation dated June 26, 1986, as amended effective March 18, 1987.(6)

10.37 LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(7)

10.38+ Altera Corporation Nonqualified Deferred Compensation Plan and Trust Agreement dated February 1 1994, and form of Deferred Compensation Agreement.(7)

10.39 Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(11)

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

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

10.44 Option Agreement 3 dated as of October 1, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(13)

10.45(a)+   1996 Stock Option Plan.(13)

10.45(b)+   Form of Stock Option Agreement under 1996 Stock Option Plan.(13)

10.46 Owner/Contractor Agreement for Construction between Registrant and Rudolph and Sletten, Inc. dated January 10, 1996.(13)

10.47 Second Amended and Restated Limited Liability Company Agreement of Wafertech, LLC, a Delaware limited liability company, dated as of October 28, 1997.(16)(17)

10.48 Purchase Agreement by and between Taiwan Semiconductor Manufacturing Co., Ltd., as Seller, and Analog Devices, Inc., the Registrant and Integrated Silicon Solutions, Inc., as Buyers (dated as of June 25,
            1996).(14)

10.49 Rescission (dated as of June 25, 1996) of Option Agreement 1 dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(14)

10.50       Agreement and Plan of Merger dated June 18, 1997.(15)

#10.51(a)+  1998 Director Stock Option Plan.

#10.51(b)+  Form of Stock Option Agreement under 1998 Director Stock Option
            Plan.

#10.52 Assignment and Assumption Agreement, dated as of January 29, 1999, by and between Registrant and Analog Devices, Inc.

#11.1       Computation of Earnings per Share (included on page 24).

#13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1998 (to be deemed filed only to the extent required by the instructions to Exhibits for Reports on Form 10-K).

#21.1       Subsidiaries of the Registrant.

#23.1       Consent of PricewaterhouseCoopers LLP.

#24.1       Power of Attorney (included on page 40).

#27.1       Financial Data Schedule.

--------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 33-17717), as amended, which became effective March 29, 1988.

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

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the registrant's Report on Form 8-K dated October 15, 1994 and 8-KA dated December 15, 1994.

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

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.

(17) Exhibits to this document are incorporated by reference to the exhibits to the identically numbered document filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

--------------
* Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

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

                                  ALTERA CORPORATION


                                  By: /s/ NATHAN SARKISIAN
                                      ------------------------------------------
                                      Nathan Sarkisian
                                      Senior Vice President and Chief Financial
                                      Officer

March 30, 1999

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                              CAPACITY IN WHICH SIGNED                           DATE
              ---------                              ------------------------                           ----

/s/         RODNEY SMITH           President, Chief Executive Officer (Principal Executive         March 30, 1999
--------------------------------   Officer) and Chairman of the Board of Directors
            Rodney Smith


/s/       NATHAN SARKISIAN         Senior Vice President and Chief Financial Officer (Principal    March 30, 1999
--------------------------------   Financial and Accounting Officer)
          Nathan Sarkisian

/s/       CHARLES M. CLOUGH
--------------------------------
          Charles M. Clough        Director                                                        March 30, 1999

/s/      MICHAEL A. ELLISON
--------------------------------
         Michael A. Ellison        Director                                                        March 30, 1999

/s/         PAUL NEWHAGEN
--------------------------------
            Paul Newhagen          Director                                                        March 30, 1999

/s/        ROBERT W. REED
--------------------------------
           Robert W. Reed          Director                                                        March 30, 1999

/s/       DEBORAH D. RIEMAN
--------------------------------
          Deborah D. Rieman        Director                                                        March 30, 1999

/s/       WILLIAM E. TERRY
--------------------------------
          William E. Terry         Director                                                        March 30, 1999

                                 EXHIBIT INDEX

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

4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(16)

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

10.26 Form of Indemnification Agreement entered into with each of the Company's officers and directors.(16)

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

10.35 Master Distribution Agreement with Japan Macnics Corporation dated June 26, 1986, as amended effective March 18, 1987.(6)

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------

10.37 LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(7)

10.38+ Altera Corporation Nonqualified Deferred Compensation Plan and Trust Agreement dated February 1 1994, and form of Deferred Compensation Agreement.(7)

10.39 Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(11)

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

10.44 Option Agreement 3 dated as of October 1, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(13)

10.45(a)+   1996 Stock Option Plan.(13)

10.45(b)+   Form of Stock Option Agreement under 1996 Stock Option Plan.(13)

10.46 Owner/Contractor Agreement for Construction between Registrant and Rudolph and Sletten, Inc. dated January 10, 1996.(13)

10.47 Second Amended and Restated Limited Liability Company Agreement of Wafertech, LLC, a Delaware limited liability company, dated as of October 28, 1997.(16)(17)

10.48 Purchase Agreement by and between Taiwan Semiconductor Manufacturing Co., Ltd., as Seller, and Analog Devices, Inc., the Registrant and Integrated Silicon Solutions, Inc., as Buyers (dated as of June 25,
            1996).(14)

10.49 Rescission (dated as of June 25, 1996) of Option Agreement 1 dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(14)

10.50       Agreement and Plan of Merger dated June 18, 1997.(15)

#10.51(a)+  1998 Director Stock Option Plan.

#10.51(b)+  Form of Stock Option Agreement under 1998 Director Stock Option
            Plan.

#10.52 Assignment and Assumption Agreement, dated as of January 29, 1999, by and between Registrant and Analog Devices, Inc.

#11.1       Computation of Earnings per Share (included on page 24).

#13.1 Annual Report to Stockholders for the fiscal year ended December 31, 1998 (to be deemed filed only to the extent required by the instructions to Exhibits for Reports on Form 10-K).

#21.1       Subsidiaries of the Registrant.

#23.1       Consent of PricewaterhouseCoopers LLP.

#24.1       Power of Attorney (included on page 40).

#27.1       Financial Data Schedule.

--------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the registrant's Registration Statement on Form S-1 (File No. 33-17717), as amended, which became effective March 29, 1988.

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

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the registrant's Report on Form 8-K dated October 15, 1994 and 8-KA dated December 15, 1994.

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

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.

(17) Exhibits to this document are incorporated by reference to the exhibits to the identically numbered document filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

--------------
* Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

#    Filed herewith.