Form 10-Q
period 1999-03-31
ALTERA CORP
filed 1999-05-14
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999 or

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


        Yes   [X]                                           No [ ]


        Number of shares of common stock outstanding at May 5, 1999: 99,131,661

                               ALTERA CORPORATION





                                    FORM 10-Q


                              FOR THE QUARTER ENDED


                                 MARCH 31, 1999









                                     PART I


                            FINANCIAL INFORMATION AND

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                               ALTERA CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)



                                                 March 31,      December 31,
                                                   1999            1998
                                                ----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                     $  178,880      $  131,029
  Short-term investments                           412,015         448,077
                                                ----------      ----------
       Total cash, cash equivalents,
          and short-term investments               590,895         579,106
  Accounts receivable, net                          52,167          56,138
  Inventories                                       74,530          69,869
  Deferred income taxes                             70,644          69,644
  Other current assets                              21,539          24,776
                                                ----------      ----------
       Total current assets                        809,775         799,533

Property and equipment, net                        151,732         152,320
Investments and other assets                       172,251         141,478
                                                ----------      ----------
                                                $1,133,758      $1,093,331
                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   16,664      $   14,479
  Accrued liabilities                               18,318          16,615
  Accrued compensation                              12,974          19,356
  Deferred income on sales to distributors         145,620         161,160
  Income taxes payable                               4,700              --
                                                ----------      ----------
       Total current liabilities                   198,276         211,610
                                                ----------      ----------

Stockholders' equity:
  Common stock                                          98              98
  Additional paid-in capital                       320,968         314,182
  Retained earnings                                614,416         567,441
                                                ----------      ----------
       Total stockholders' equity                  935,482         881,721
                                                ----------      ----------
                                                $1,133,758      $1,093,331
                                                ==========      ==========



See accompanying notes to financial information.

                               ALTERA CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1999            1998
                                                      ---------       ---------
Net sales                                             $ 186,399       $ 157,216
                                                      ---------       ---------
Costs & expenses:
   Cost of sales                                         69,154          60,090
   Research and development                              17,023          14,407
   Selling, general and administrative                   32,320          28,138
                                                      ---------       ---------
Total costs and expenses                                118,497         102,635
                                                      ---------       ---------

Income from operations                                   67,902          54,581
Interest and other income, net                            4,618             152
                                                      ---------       ---------

Income before income taxes and equity investment         72,520          54,733
Provision for income taxes                               23,569          17,787
                                                      ---------       ---------

Income before equity investment                          48,951          36,946
Equity in loss of WaferTech                              (1,976)         (1,811)
                                                      ---------       ---------

Net income                                            $  46,975       $  35,135
                                                      =========       =========

EARNINGS PER SHARE:
   Basic                                              $    0.48       $    0.40
                                                      =========       =========
   Diluted                                            $    0.46       $    0.37
                                                      =========       =========
WEIGHTED AVERAGE SHARES:
   Basic                                                 97,933          88,885
                                                      =========       =========
   Diluted                                              102,687         101,961
                                                      =========       =========



See accompanying notes to financial information.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999            1998
                                                       ---------       ---------
Cash flows from operating activities:
  Net income                                           $  46,975       $  35,135
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in loss of WaferTech                           1,976           1,811
     Depreciation and amortization                         7,448           7,636
     Deferred income taxes                                (1,000)         (1,500)
     Changes in assets and liabilities:
       Accounts receivable, net                            3,971             214
       Inventories                                        (5,117)          1,625
       Other assets                                        6,587          (5,189)
       Accounts payable and accrued liabilities           (2,494)         (1,995)
       Deferred income on sales to distributors          (15,540)         (1,607)
       Income taxes payable                               18,716          16,670
                                                       ---------       ---------

Cash provided by operating activities                     61,522          52,800
                                                       ---------       ---------

Cash flows from investing activities:
  Purchases of property and equipment                     (5,663)         (5,228)
  Net change in short-term investments                    36,062           6,078
  Investment in WaferTech                                (37,500)             --
  Net change in long-term investments                         --           1,126
                                                       ---------       ---------

Cash provided by (used for) investing activities          (7,101)          1,976
                                                       ---------       ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock               6,276           3,792
  Repurchase of common stock                             (12,846)        (17,026)
                                                       ---------       ---------
Cash used for financing activities                        (6,570)        (13,234)
                                                       ---------       ---------
Net increase in cash and cash equivalents                 47,851          41,542
Cash and cash equivalents at beginning of period         131,029          22,761
                                                       ---------       ---------
Cash and cash equivalents at end of period             $ 178,880       $  64,303
                                                       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes         $     976       $     221



See accompanying notes to financial information.

                               ALTERA CORPORATION

                         NOTES TO FINANCIAL INFORMATION
                                   (Unaudited)


Note 1 - Interim Statements:

In the opinion of the Company, the accompanying unaudited financial data contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1998. Results for the interim period presented are not necessarily indicative of results for the entire year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.


Note 2 - Balance Sheet Details (in thousands):

                                                 March 31,      December 31,
                                                   1999            1998
                                                 ---------      ------------
Inventories:
  Purchased parts and raw materials              $      81       $      65
  Work-in-process                                   49,454          46,207
  Finished goods                                    24,995          23,597
                                                 ---------       ---------
                                                 $  74,530       $  69,869
                                                 =========       =========

Property and equipment:
  Land                                           $  20,496       $  20,496
  Building                                          80,572          80,338
  Equipment and software                           120,141         115,332
  Office furniture and fixtures                     10,486          10,287
  Leasehold improvements                             1,218           1,183
                                                 ---------       ---------
                                                   232,913         227,636
  Accumulated depreciation and amortization        (81,181)        (75,316)
                                                 ---------       ---------
                                                 $ 151,732       $ 152,320
                                                 =========       =========


Note 3 - Common Stock Split:

On April 21, 1999, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on May 4, 1999. The dividend shares will be distributed to stockholders on May 19, 1999. The pro forma earnings per share and weighted average shares outstanding given the effect of the stock split are as follows (shares in thousands):

                                      Three Months Ended
                                           March 31,
                                ------------------------------
                                   1999               1998
                                -----------        -----------
EARNINGS PER SHARE:
   Basic                        $      0.24        $      0.20
                                ===========        ===========
   Diluted                      $      0.23        $      0.18
                                ===========        ===========
WEIGHTED AVERAGE SHARES:
   Basic                            195,866            177,770
                                ===========        ===========
   Diluted                          205,374            203,922
                                ===========        ===========

                               ALTERA CORPORATION

                                   (Unaudited)



Note 4 - Earnings Per Share:

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the tax benefit resulting from employee stock transactions and the average stock price for the period are used in determining the number of shares assumed to be purchased from exercise of stock options.

A reconciliation of basic and diluted earnings per share is presented below (in thousands, except per share amounts):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                --------        --------
Basic:

Net income                                                                      $ 46,975        $ 35,135
                                                                                ========        ========
Weighted average common shares outstanding                                        97,933          88,885
                                                                                ========        ========
Basic earnings per share                                                        $   0.48        $   0.40
                                                                                ========        ========


Diluted:

Net income                                                                      $ 46,975        $ 35,135
Convertible notes interest, net of income taxes and capitalized interest              --           2,232
                                                                                --------        --------
                                                                                $ 46,975        $ 37,367
                                                                                ========        ========

Weighted average common shares outstanding                                        97,933          88,885
Dilutive stock options                                                             4,754           4,086
Assumed conversion of notes                                                           --           8,990
                                                                                --------        --------
Weighted average common shares outstanding                                       102,687         101,961
                                                                                ========        ========

Diluted earnings per share                                                      $   0.46        $   0.37
                                                                                ========        ========


Note 5 - Common Stock Repurchase:

In March 1999, the Company repurchased 260,000 shares of common stock for an aggregate cost of $12.8 million. The repurchased shares were retired upon acquisition. Since the inception of the repurchase program through March 31, 1999, the Company has repurchased a total of 2,370,000 shares.

                               ALTERA CORPORATION

                                   (Unaudited)



Note 6 - Convertible Subordinated Notes:

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


Note 7 - New Accounting Pronouncements:

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

                               ALTERA CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales. Sales during the first quarter of 1999 were $186.4 million, 18.6% higher than the $157.2 million reported for the same period last year. Sales in the first quarter of 1999 increased from the same period last year primarily due to increases in sales of New and Mainstream products, which were partially offset by lower sales of Mature products. Sales of New products increased to $40.0 million in the first quarter of 1999 from $8.9 million in the first quarter of 1998 while sales of Mainstream products increased to $69.9 million from $43.2 million. During the same periods, sales of Mature products decreased to $60.2 million from $90.2 million. Management expects that the decline in sales of the Mature products, which presently comprise approximately 32.3% of the Company's revenue base, will continue. The Company's ability to maintain or increase sales in the future is dependent on sales of New and Mainstream product families increasing more rapidly than the decline in sales of Mature product families. While management is optimistic that New and Mainstream product sales will increase, there can be no assurances that New and Mainstream product sales growth will offset the decline in sales of Mature products.

         Sales during the first quarter of 1999 increased over the comparable quarter a year ago in North America, Japan and Asia Pacific, while sales in Europe declined slightly. Sales during the first quarter of 1999 as compared to the first quarter of 1998 from North America increased to $105.2 million from $86.9 million, Japan increased to $35.7 million from $28.1 million, and Asia Pacific increased to $9.7 million from $5.6 million, while Europe decreased slightly to $35.8 million from $36.6 million. The poor economic environment in Japan and Asia Pacific may limit the Company's future sales of its products in these regions, particularly in the communications segment. As the economic environment in Japan and Asia Pacific remains unfavorable, the Company's overall sales may be adversely impacted as a result.

         Product Categories. In the third quarter of 1998 the composition of the Company's product categories was changed and prior data reported here have been restated to reflect those changes. New products now consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 7000A/7000B and APEX families. Mainstream products now include the MAX 7000S, MAX 9000 and FLEX 10K families. Mature products now consist of the Classic, MAX 5000, MAX 7000 and FLEX 8000 families. Other products include Tools, FLASHlogic, Configuration Devices, MPLDs, and FSPs.

         Gross Margin. The gross margin as a percentage of sales of 62.9% was up from 61.8% in the same period a year ago. The increase was primarily attributable to higher margins earned on the increasing mix of the Company's New products.

         Yields measured as a total for all product families increased in the first quarter of 1999 over the same period a year ago primarily due to improved yields on FLEX 10K and FLEX 10KA products. In addition, the Company achieved additional cost reductions on its FLEX 10KA family through new wafer process technologies (die shrinks). The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

         Research and Development. Research and development expenditures were $17.0 million in the first quarter of 1999, which is higher than the $14.4 million for the same period a year ago. Relative to the same period a year ago, expenses increased primarily as a result of increased headcount, spending on masks and wafers and outside development services. This increased spending relates to the development of new products including FLEX 10KA/10KE, MAX 7000A/7000B and APEX, as well as the Quartus software. The research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. As a percentage of sales, research and development expenditures were 9.1% and 9.2% for the first quarters of 1999 and 1998, respectively. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars but may fluctuate as a percentage of sales.

         The Company expects to continue to make significant investments in the development of FLEX 10KA/10KE, MAX 7000A/7000B, APEX and Quartus software. During the first quarter of 1999, the Company shipped its newest family of devices, APEX, and its new fourth generation software design tool, Quartus. APEX devices utilize a new architecture for programmable logic and address higher density designs. APEX devices are exclusively supported by the Company's new software design tool, Quartus. The commercial success of the APEX family is dependent on the acceptance of its use in high density designs and the successful introduction and acceptance of the Quartus design software. Management expects both products to be successful in the market, however, it can give no assurances that this will be the case. The Company also continues to focus its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, there can be no assurance that the Company will accomplish its goals in the development and subsequent introduction of new products and manufacturing processes. Furthermore, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

         Selling, General and Administrative. First quarter selling, general and administrative expenses of $32.3 million were $4.2 million higher than the same quarter a year ago. The increase in selling, general and administrative expenses was mainly driven by increased personnel expenses for marketing and administration, higher commission and incentive expenses associated with higher sales, and increased legal expenses. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal expenses and salary expenses related to field sales, marketing and administrative personnel.

         Income from Operations. First quarter 1999 operating income of $67.9 million, representing 36.4% of sales, was higher than the $54.6 million for the same period a year ago, representing 34.7% of sales. The year-to-year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin and to a lesser degree reduced operating expenses (selling, general and administrative plus research and development) as a percentage of sales.

         Interest and Other Income, Net. Interest and other income was $4.6 million for the first quarter of 1999, which is higher than the $152,000 for the same period a year ago. Interest and other income in the first quarter of 1999 increased from the same period last year primarily due to the reduction in interest expense related to the conversion of the convertible subordinated notes and the increase in interest income related to higher cash balances available for investment. The increase in interest and other income was partially offset by a $1.2 million charge attributed to the write-off of an equity investment during the first quarter of 1999. Interest and other income mainly consists of interest income on cash balances available for investment.

         Provision for Income Taxes. The Company's effective tax rate was 32.5% for the three months ended March 31, 1999 and 1998.

         Equity Investment. In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23% and enabling the Company to procure up to 35% of the factory's output at market prices. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The

Company's equity in the net loss of WaferTech was $2.0 million for the first quarter of 1999 as compared to $1.8 million for the same period a year ago.

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

         The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly, test and shipment to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Japan, Taiwan, Korea, the Philippines, Hong Kong and Malaysia. Several of these countries are experiencing significant economic disruptions including volatile exchange rates, rising unemployment, insolvencies and government fiscal austerity programs. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on the Company's operating capabilities. The Company has sought to diversify its operating risk by participating in the WaferTech joint venture to manufacture silicon wafers with other partners in Camas, Washington. In October 1998 production began at the WaferTech joint venture. WaferTech is currently in the initial stages of production volumes and has yet to make a profit. Although the Company expects future WaferTech production volumes and profitability to increase, there is currently an oversupply of semiconductor fabrication capacity. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

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

Liquidity and Capital Resources

         During the first quarter of 1999, the Company's cash, cash equivalents and short-term investments increased by $11.8 million as a result of an increase in cash and cash equivalents of $47.9 million, offset by a decrease in short-term investments of $36.1 million.

         Operating Activities. During the first quarter of 1999, the Company's operating activities generated net cash of $61.5 million. This increase was primarily attributable to net income of $47.0 million adjusted by non-cash items including depreciation and amortization of $7.5 million and the equity in loss in WaferTech of $2.0 million. In addition, positive cash flow was generated from a decrease in accounts receivable and other assets of $10.6 million and an increase in income taxes payable of $18.7 million. These items were partially offset by an increase in inventories and deferred income taxes of $6.1 million and a decrease in accounts payable, accrued liabilities and deferred income on sales to distributors of $18.0 million.

         Investing Activities. During the first quarter of 1999, the net cash used by the Company in its investing activities was $7.1 million. The Company invested $5.7 million mainly for manufacturing and data processing equipment and software. Also, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million. Lastly, the Company had a $36.1 million (net) reduction in short-term investments.

         Financing Activities. During the first quarter of 1999, the net cash used by the Company in its financing activities was $6.6 million. The Company repurchased 260,000 shares of its common stock for $12.8 million, partially offset by net proceeds of $6.3 million from the issuance of approximately 762,000 shares of common stock to employees through various option and employee stock purchase plans.

         Financial condition. The Company has historically financed its operations primarily through cash generated from operations.

         As of March 31, 1999, the Company had $590.9 million of cash, cash equivalents and short-term investments available to finance future growth. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations and capital expenditures for at least the next year.

         Impact of Currency and Inflation. The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. However, Altera does have Japanese yen denominated purchase contracts with Sharp Corporation of Japan for processed silicon wafers. In recent years, the Company did not hold or purchase any foreign exchange contracts for the purchase or sale of Japanese yen. During the first half of 1998, the Company entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of its firm contractual commitments for the construction of its Malaysian design and manufacturing center. At the end of the first quarter of 1999, the Company had no open forward contracts. The Company may choose to enter into similar contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.

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

         The Company could be adversely impacted by Y2K issues faced by major distributors, suppliers, customers, vendors and financial service organizations ("Third Parties") with which the Company interacts. The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a major distributor or supplier to be Y2K compliant such that the distribution of Altera products or the supply of components for such products is interrupted temporarily. This could result in the Company not being able to produce or distribute product for a period of time, which in turn could result in lost sales and profits. Based solely on responses received from these Third Parties, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Y2K issues of such Third Parties. However, if the responses received from these Third Parties are not accurate or circumstances change, then there could be an unforeseen material adverse impact on the Company's financial condition and results of operations. Management will continue to determine the impact, if any, that Third Parties who are not Y2K compliant may have on the financial condition or results of operations of the Company.

         The Company has charged its business resumption planning committee to evaluate Y2K business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Contingency plans for critical business processes will be developed by the end of June 1999.

Safe Harbor Notice

         This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements that are contained in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products and continued demand for the Company's existing products, litigation involving intellectual property rights, issuance of new patents and acquisition of other intellectual property rights, the Company's ability to finance its operations and expenditures, the ability of Third Parties to be Y2K compliant, and general market conditions. Additional risk factors are disclosed in the Company's 1998 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

                               ALTERA CORPORATION







                                    FORM 10-Q



                              FOR THE QUARTER ENDED


                                 MARCH 31, 1999









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

         In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that Altera is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. Altera has filed a petition for rehearing before the Federal Circuit Court to seek an overturn of this determination. Due to the nature of the litigation with AMD, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.


Item 5.  Other Information

         On April 21, 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a stock dividend. Holders of record of the Company's common stock on May 4, 1999 will receive one additional share of Company common stock for each share held. The market price for Altera common stock as reported by Nasdaq will reflect the stock split beginning May 20, 1999. In connection with the stock split, the Board of Directors of the Company also authorized doubling from 6,000,000 to 12,000,000 the number of shares authorized for repurchase under the Company's share repurchase program.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.53  Product Distribution Agreement with Arrow Electronics
                         Incorporated, effective January 26, 1999.

                  10.54  Product Distribution Agreement with Wyle Electronics
                         Incorporated, effective January 26, 1999.

                  27.1   Financial Data Schedule for the three months ended
                         March 31, 1999.

         (a)      Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALTERA CORPORATION

                                        /s/ NATHAN SARKISIAN
                                        ----------------------------------------
                                        Nathan Sarkisian, Senior Vice President
                                        (duly authorized officer) and  Chief
                                        Financial Officer (principal financial
                                        officer)

                                        Date:  May 14, 1999

                                 EXHIBIT INDEX



Exhibit 10.53                 Product Distribution Agreement

Exhibit 10.54                 Product Distribution Agreement

Exhibit 27.1                  Financial Data Schedule