Form 10-Q
period 1999-06-30
ALTERA CORP
filed 1999-08-16
CIK 768251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                              101 INNOVATION DRIVE
                           SAN JOSE, CALIFORNIA 95134
                    (Address of principal executive offices)



                                  408-544-7000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                                Yes [X]    No [ ]


Number of shares of common stock outstanding at August 6, 1999: 198,876,871

                                                                             NUMBER
PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998 ............................................  3

         Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1999 and 1998.................  4

         Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998 ..........................  5

         Notes to Condensed Consolidated Financial Statements ................  6

ITEM 2:  Management's Discussion and Analysis of Financial Conditions
            and Results of Operations ........................................  9


PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings.................................................... 17

ITEM 4:  Submission of Matters to a Vote of Security Holders.................. 18

ITEM 5:  Other Information ................................................... 18

ITEM 6:  Exhibits and Reports on Form 8-K..................................... 19


Signatures.................................................................... 20

PART I  FINANCIAL INFORMATION

ITEM 1: Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                 June 30,        December 31,
                                                   1999              1998
                                                ----------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                     $  182,796        $  131,029
  Short-term investments                           492,974           448,077
                                                ----------        ----------
       Total cash, cash equivalents,
          and short-term investments               675,770           579,106
  Accounts receivable, net                          77,908            56,138
  Inventories                                       65,861            69,869
  Deferred income taxes                             71,394            69,644
  Other current assets                              22,552            24,776
                                                ----------        ----------
       Total current assets                        913,485           799,533

Property and equipment, net                        150,621           152,320
Investments and other assets                       161,869           141,478
                                                ----------        ----------
                                                $1,225,975        $1,093,331
                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    7,549        $   14,479
  Accrued liabilities                               14,470            16,615
  Accrued compensation                              12,767            19,356
  Deferred income on sales to distributors         166,308           161,160
                                                ----------        ----------
       Total current liabilities                   201,094           211,610
                                                ----------        ----------

Stockholders' equity:
  Common stock                                         199                98
  Capital in excess of par value                   359,188           314,182
  Retained earnings                                665,494           567,441
                                                ----------        ----------
       Total stockholders' equity                1,024,881           881,721
                                                ----------        ----------
                                                $1,225,975        $1,093,331
                                                ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                            -----------------------       -----------------------
                                              1999          1998            1999          1998
                                            ---------     ---------       ---------     ---------
Sales                                       $ 197,783     $ 160,476       $ 384,182     $ 317,692
Costs & expenses:
   Cost of sales                               72,268        61,691         141,422       121,781
   Research and development                    19,862        14,233          36,885        28,640
   Selling, general and administrative         33,741        28,572          66,061        56,710
                                            ---------     ---------       ---------     ---------
Total costs and expenses                      125,871       104,496         244,368       207,131
                                            ---------     ---------       ---------     ---------
Income from operations                         71,912        55,980         139,814       110,561
Interest and other income, net                  6,005         1,665          10,623         1,817
                                            ---------     ---------       ---------     ---------
Income before income taxes and
   equity investment                           77,917        57,645         150,437       112,378
Provision for income taxes                     25,323        18,733          48,892        36,520
                                            ---------     ---------       ---------     ---------
Income before equity investment                52,594        38,912         101,545        75,858
Equity in loss of WaferTech, LLC               (1,516)       (2,296)         (3,492)       (4,107)
                                            ---------     ---------       ---------     ---------
Net income                                  $  51,078     $  36,616       $  98,053     $  71,751
                                            =========     =========       =========     =========

EARNINGS PER SHARE:
   Basic                                    $    0.26     $    0.20       $    0.50     $    0.40
                                            =========     =========       =========     =========
   Diluted                                  $    0.25     $    0.19       $    0.48     $    0.37
                                            =========     =========       =========     =========
WEIGHTED AVERAGE SHARES:
   Basic                                      197,533       180,622         196,699       179,202
                                            =========     =========       =========     =========
   Diluted                                    206,748       203,224         206,060       203,570
                                            =========     =========       =========     =========

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                          -------------------------
                                                            1999            1998
                                                          ---------       ---------
Cash Flows from Operating Activities:
   Net income                                             $  98,053       $  71,751
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Equity in loss of WaferTech                             3,492           4,107
      Depreciation and amortization                          13,948          15,213
      Deferred income taxes                                  (1,750)         (3,000)
      Changes in assets and liabilities:
         Accounts receivable, net                           (21,770)         (5,540)
         Inventories                                          3,367          21,647
         Other assets                                        17,685             101
         Accounts payable and accrued liabilities           (15,824)         (5,154)
         Deferred income on sales to distributors             5,148          15,733
         Income taxes payable                                38,763           6,533
                                                          ---------       ---------
Cash provided by operating activities                       141,112         121,391
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (10,953)        (11,999)
   Net change in short-term investments                     (44,897)        (25,071)
   Investment in WaferTech, LLC                             (37,500)             --
   Net change in long-term investments                         (588)          1,126
                                                          ---------       ---------
Cash used for investing activities                          (93,938)        (35,944)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                17,439           7,435
   Repurchase of common stock                               (12,846)        (51,766)
                                                          ---------       ---------
Cash provided by (used for) financing activities              4,593         (44,331)
                                                          ---------       ---------
Net increase in cash and cash equivalents                    51,767          41,116
Cash and cash equivalents at beginning of period            131,029          22,761
                                                          ---------       ---------
Cash and cash equivalents at end of period                $ 182,796       $  63,877
                                                          =========       =========
Supplemental disclosure of non-cash items:
   Conversion of subordinated debt into common stock      $      --       $ 226,787

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $  14,540       $  30,361
   Cash paid during the period for interest                      --           6,568

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization and Basis of Presentation:

The condensed consolidated financial information as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1998 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K, as filed on March 30, 1999, with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any future periods.

The Company has an interim period that ends on the Friday nearest June 30, 1999. For presentation purposes, the interim financial statements and accompanying notes refer to the Company's interim period end as June 30th.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2 - Balance Sheet Details (in thousands):

                                                  June 30,      December 31,
                                                    1999            1998
                                                 ---------      ------------
Inventories:
  Purchased parts and raw materials              $      57       $      65
  Work-in-process                                   45,990          46,207
  Finished goods                                    19,814          23,597
                                                 ---------       ---------
                                                 $  65,861       $  69,869
                                                 =========       =========

Property and equipment:
  Land                                           $  20,496       $  20,496
  Building                                          80,583          80,338
  Equipment and software                           121,181         115,332
  Office furniture and fixtures                     10,674          10,287
  Leasehold improvements                             1,293           1,183
                                                 ---------       ---------
                                                   234,227         227,636

  Accumulated depreciation and amortization        (83,606)        (75,316)
                                                 ---------       ---------
                                                 $ 150,621       $ 152,320
                                                 =========       =========

Note 3 - Common Stock Split:

On April 21, 1999, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on May 4, 1999. The dividend shares were distributed to stockholders on May 19, 1999. All share and per share data has been retroactively restated to reflect the two-for-one stock split for all periods presented.

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

A reconciliation of basic and diluted earnings per share is presented below (in thousands, except per share amounts):

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                            -----------------------       -----------------------
                                              1999          1998            1999          1998
                                            ---------     ---------       ---------     ---------
Basic:
Net income                                  $  51,078     $  36,616       $  98,053     $  71,751
                                            =========     =========       =========     =========
Weighted average common shares
   outstanding                                197,533       180,622         196,699       179,202
                                            =========     =========       =========     =========
Basic earnings per share                    $    0.26     $    0.20       $    0.50     $    0.40
                                            =========     =========       =========     =========

Diluted:
Net income                                  $  51,078     $  36,616       $  98,053     $  71,751
Convertible notes interest, net of
   income taxes and capitalized interest           --         1,807              --         4,039
                                            ---------     ---------       ---------     ---------
                                            $  51,078     $  38,423       $  98,053     $  75,790
                                            =========     =========       =========     =========

Weighted average common shares
   outstanding                                197,533       180,622         196,699       179,202
Dilutive stock options                          9,215         7,786           9,361         7,980
Assumed conversion of notes                        --        14,816              --        16,388
                                            ---------     ---------       ---------     ---------
Weighted average common shares
   outstanding                                206,748       203,224         206,060       203,570
                                            =========     =========       =========     =========
Diluted earnings per share                  $    0.25     $    0.19       $    0.48     $    0.37
                                            =========     =========       =========     =========

Note 5 - Common Stock Repurchase:

In March, July and August of 1999, the Company repurchased 520,000, 275,000 and 120,000 shares of common stock for an aggregate cost of $12.8 million, $10.0 million and $4.3 million, respectively. The repurchased shares were retired upon acquisition. Since the inception of the repurchase program, the Company has repurchased a total of 5,135,000 shares.

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

Note 7 - New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2001, will not have a material effect on the Company's financial statements.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

     The following Discussion and Analysis of Financial Conditions and Results of Operations contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements. Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to continue to achieve die size reductions, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products and continued demand for the Company's existing products, the Company's ability to finance its operations and expenditures, the ability of Third Parties to be Y2K compliant, and general market conditions. Additional risk factors are disclosed in the Company's 1998 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

     Sales during the second quarter of 1999 were $197.8 million, or 23.2% higher than the $160.5 million reported for the same period last year. Sales in the second quarter of 1999 increased from the same period last year primarily due to increases in unit sales of New and Mainstream products, which were partially offset by lower unit sales of Mature products. Sales of New products increased to $52.2 million or 216.2% in the second quarter of 1999 from $16.5 million in the second quarter of 1998, while sales of Mainstream products increased to $73.9 million or 38.7% from $53.3 million. During the same periods, sales of Mature products decreased to $58.2 million or 22.5% from $75.0 million. Sales during the six months ended June 30, 1999 were $384.2 million or 20.9% higher than the $317.7 million reported for the same period last year. This increase is attributable primarily to the increase in unit sales of New and Mainstream products partially offset by a decrease in unit sales of Mature products. Sales of New and Mainstream products increased $66.8 million and $47.4 million or 262.8% and 49.1%, respectively, in the first six months of 1999 compared to the first six months of 1998. During the same periods, sales of Mature products decreased $46.9 million or 28.4%. Management expects that the decline in sales of the Mature products, which presently comprise approximately 29.4% of the Company's revenue base during the second quarter of 1999 and 30.8% during the six months ended June 30, 1999, will continue. The Company's ability to maintain or increase sales in the future is dependent on sales of New and Mainstream product families increasing more rapidly than the decline in sales of Mature product families. While management is optimistic that New and Mainstream product sales will increase, there can be no assurances that New and Mainstream product sales growth will offset the decline in sales of Mature products.

     In the third quarter of 1998, the composition of the Company's product categories was changed and prior data reported here have been restated to reflect those changes. New products now consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 7000A/7000B and APEX families. Sales of New products represented 26.4% of total sales in the second quarter of 1999 as compared to 10.3% in the second quarter of 1998. Mainstream products now include the MAX 7000S, MAX 9000 and FLEX 10K families. Sales of Mainstream products represented 37.4% of total sales in the second quarter of 1999 and 33.2% in the second quarter of 1998. Mature products now consist of the Classic, MAX 5000, MAX 7000 and FLEX 8000 families. Sales of Mature products represented 29.4% of total sales in the second quarter of 1999 and 46.8% in the second quarter of 1998. Other products include Tools, FLASHlogic, Configuration Devices, MPLDs, and FSPs. Other products represented 6.8% and 9.7% of total sales in the second quarters of 1999 and 1998, respectively.

     Sales in North America, Japan and Asia Pacific increased, while sales in Europe declined as a percentage of total sales in the first six months of 1999 compared to the first six months of 1998. Sales in North America increased 22.7% to $215.4 million from $175.6 million, Japan increased 28.7% to $75.1 million from $58.3 million and Asia Pacific increased 74.6% to $21.8 million from $12.5 million. European sales remained flat at approximately $71.0 million for each of the respective periods.

Gross Margin

     Gross Margin for the three and six months ended June 30, 1999 were $125.5 million or 63.5% of sales and $242.8 million or 63.2% of sales, respectively. Gross margin for the comparable periods in 1998 were $98.8 million or 61.6% of sales and $195.9 million or 61.7% of sales, respectively. The increase was primarily attributable to cost reductions as a result of manufacturing process improvements.

     Yields measured as a total for all product families increased slightly in the six months ended June 30, 1999 over the same period a year ago primarily due to improved yields on FLEX 10K and FLEX 10KA products, partially offset by yield reduction on FLEX 10KE products. The Company achieved additional cost reductions on its FLEX 10KA family through new wafer process technologies (die shrinks). The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the second quarter of 1999, limited availability of packaging material (piece parts) used in certain of the Company's new and proprietary FineLine BGA ("Ball Grid Array") packages limited production. This in turn limited shipments of the Company's new

FLEX 10KE product family. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

Research and Development

     Research and development expenditures for the three months ended June 30, 1999 and 1998 were $19.9 million and $14.2 million, or 10.0% and 8.9% of sales, respectively. For the six months ended June 30, 1999 and 1998, research and development expenses were $36.9 million and $28.6 million, or 9.6% and 9.0% of sales, respectively. Research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. In absolute dollars, expenses increased primarily as a result of increased headcount, spending on masks, wafers, package development and outside development services. This increased spending relates to the development of new products including FLEX 10KA/10KE, MAX 3000A, MAX 7000A/7000B and APEX, as well as the Quartus software. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars but may fluctuate as a percentage of sales.

     The Company expects to continue to make significant investments in the development of FLEX 10KA/10KE, MAX 3000A, MAX 7000A/7000B, APEX and Quartus software. During the first quarter of 1999, the Company shipped its newest family of devices, APEX, and its new fourth generation software design tool, Quartus. APEX devices utilize a new architecture for programmable logic and address higher density designs. APEX devices are exclusively supported by the Company's new software design tool, Quartus. The commercial success of the APEX family is dependent on the acceptance of its use in high-density designs and the successful introduction and acceptance of the Quartus design software. Management expects both products to be successful in the market, however, it can give no assurances that this will be the case. The Company also continues to focus its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, there can be no assurance that the Company will accomplish its goals in the development and subsequent introduction of new products and manufacturing processes. Furthermore, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $33.7 million and $28.6 million, or 17.1% and 17.8% of sales, respectively. For the six months ended June 30, 1999 and 1998, selling, general and administrative expenses were $66.1 million and $56.7 million, or 17.2% and 17.9% of sales, respectively. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal expenses and salary expenses related to field sales, marketing and administrative personnel. In absolute dollars, the increase in selling, general and administrative expenses was mainly driven by increased personnel expenses for marketing and administration, higher commission and incentive expenses associated with higher sales.

Income from Operations

     Income from operations for the second quarters of 1999 and 1998 were $71.9 million and $56.0 million, or 36.4% and 34.9% of sales, respectively. For the six months ended June 30, 1999 and 1998, income from operations were $139.8 million and $110.6 million, or 36.4% and 34.8% of sales, respectively. The year-to-year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin.

Interest and Other Income

     Interest and other income for the three months ended June 30, 1999 and 1998 were $6.0 million and $1.7 million, respectively. For the six months ended June 30, 1999 and 1998, interest and other income were $10.6 million and $1.8 million, respectively. Interest and other income consists mainly of interest income on cash balances available for investment. The increase in interest and other income was primarily due to the reduction in interest expense related to the conversion of the convertible subordinated notes during the second quarter of 1998 and the increase in interest income related to higher cash balances available for investment. The increase in interest and other income was partially offset by a $1.2 million charge attributed to the write-off of an equity investment during the first quarter of 1999.

Provision for Income Taxes

     The Company's effective tax rate was 32.5% for the three and six months ended June 30, 1999 and 1998.

Equity Investment

     In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23% and enabling the Company to procure up to 35% of the factory's output at market prices. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The Company's equity in the net loss of WaferTech was $1.5 million and $3.5 million for the three and six months ended June 30, 1999, respectively, as compared to $2.3 million and $4.1 million for the same periods a year ago.

Future Results

     Future operating results will depend on the Company's ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors. The Company's efforts in this regard may not be successful. The Company is developing programmable chips for applications that are presently served by other ASIC vendors. These vendors have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. There can be no assurance that the Company will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share to the exclusion of the Company. Moreover, standard cell technologies are increasingly used by the Company's customers to achieve greater integration in their systems; this may not only impede the Company's efforts to penetrate the ASIC market but may also displace the Company's products in the applications that it presently serves. The Company's future growth will depend on its ability to continually and, on a timely basis, introduce new products, and to continue to improve the performance of the Company's products in response to both evolving demands of the market place and competitive product offerings.

     The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly, test and shipment to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Japan, Taiwan, Korea, the Philippines, Hong Kong and Malaysia. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on the Company's operating capabilities. The Company has sought to diversify its operating risk by participating in the WaferTech joint venture to manufacture silicon wafers with other partners in Camas, Washington. In October 1998, production began at WaferTech. WaferTech is currently in the initial stages of production volumes and has yet to make a profit. Although the Company expects future WaferTech production volumes and profitability to increase, the ramp up of WaferTech's production has not met the targeted level to achieve such profitability. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

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

Liquidity and Capital Resources

     Since its inception, the Company has used a combination of equity and debt financing and cash flow from operations to support its operating activities.

     During the first six months of 1999, cash, cash equivalents and short-term investments increased by $96.7 million to $675.8 million from $579.1 million at December 31, 1998. During the first six months of 1999, the Company's operating activities generated net cash of $141.1 million. This cash flow was primarily attributable to net income of $98.1 million, adjusted by depreciation and amortization of $13.9 million, an increase in income taxes payable and a decrease in other assets of $38.8 million and $17.7 million, respectively, partially offset by an increase in accounts receivable of $21.8 million and a decrease in accounts payable and accrued liabilities of $15.8 million. Cash used in investing activities of $93.9 million for the first six months of 1999 is primarily the result of net purchases of short-term investments of $44.9 million, an additional investment in WaferTech, LLC of $37.5 million and purchases of property, plant and equipment of $11.0 million. Financing activities provided cash of $4.6 million for the first six months of 1999 primarily from proceeds from exercises of stock options of $17.4 million, offset partially by repurchase of common stock of $12.8 million.

     As of June 30, 1999, the Company had $675.8 million of cash, cash equivalents and short-term investments available to finance future growth. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations and capital expenditures for at least the next year.

     The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. Altera does have Japanese yen denominated purchase contracts with Sharp Corporation ("Sharp") of Japan for processed silicon wafers. Effective August 1, 1999, all purchase contracts with Sharp are denominated in U.S. dollars. In recent years, the Company has not entered into any foreign exchange contracts for the purchase or sale of Japanese yen. At the end of the second quarter of 1999, the Company had no open forward contracts. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.

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

     Pursuant to its year 2000 ("Y2K") compliance program, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. As used herein, the term "computer equipment and software" includes systems that are commonly considered information technology ("IT") systems (e.g., accounting, data processing and telephone systems) as well as those that are not commonly considered IT systems (e.g., manufacturing equipment, building and facility operations systems). In addition, the Company has also reviewed the software products it sells, and has upgraded and will upgrade such products to offer full Y2K compliance. As of the end of June 1999, all computer equipment and software that are material to the Company's internal business operations have been determined to be Y2K compliant. With respect to MAX+PLUS II, the Company's third-generation software product, the Company has determined that it is fully compliant with Y2K standards, specifically DISC PD-2000-1 as published by the British Standards Institute. While the Company believes that its newest software product, Quartus, is also Y2K compliant, this software product is currently undergoing formal Y2K compliance testing, which is scheduled to be completed by the first half of October 1999. The Company has not incurred and does not anticipate that it will incur material expenditures for the remediation of any Y2K issues.

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

     The Company charged its business resumption planning committee to evaluate Y2K business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. These contingency plans were fully developed by the end of June 1999. Altera will maintain compliance of its essential business systems and continue to track the vendors and manufacturers of these system components in order to seek to resolve any Y2K issues that may be identified in the second half of 1999.

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

     In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that Altera is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. Altera filed a petition for rehearing before the Federal Circuit Court to seek an overturn of this determination, which was denied. Further proceedings will now take place in the District Court. Due to the nature of the litigation with AMD, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 26, 1999 at 10:00 a.m. The following matters were acted upon at the meeting:

                                                                               VOTES         BROKER
                    MATTER                         FOR           VOTES        WITHHELD/       NON-
                  ACTED UPON                      VOTES         AGAINST      ABSTENTIONS     VOTES
                  ----------                      -----         -------      -----------     -----
1.  Rodney Smith                               84,475,985      5,871,136             0          0
    Charles M. Clough                          84,465,048      5,882,073             0          0
    Michael A. Ellison                         84,609,694      5,737,427             0          0
    Paul Newhagen                              84,609,894      5,737,227             0          0
    Robert W. Reed                             84,589,794      5,757,327             0          0
    Deborah D. Rieman                          84,456,370      5,890,751             0          0
    William D. Terry                           84,598,799      5,748,322             0          0

2.  Approval of amendment of the 1996          58,039,082     32,205,752        102,387       100
    Stock Option Plan to Increase from
    13,000,000 to 18,000,000 the number
    of shares of Common Stock Reserved
    for issuance thereunder.

3.  Approval of amendment of the 1987          88,119,723      2,138,620         88,878       100
    Employee Stock Purchase Plan to
    increase from 6,200,000 to 6,600,000
    the number of shares of Common Stock
    reserved for issuance thereunder.

4.  Ratification of the appointment            90,244,844         23,776         78,501         0
    of PriceWaterhouseCoopers LLP as
    independent accountants for the
    Company for the fiscal year ending
    December 31, 1999.


ITEM 5.  Other Information

     On April 21, 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a stock dividend. Holders of record of the Company's common stock on May 4, 1999 received one additional share of Company common stock for each share held. The market price for Altera common stock as reported by Nasdaq reflected the stock split beginning May 20, 1999. In connection with the stock split, the Board of Directors of the Company also authorized doubling from 6,000,000 to 12,000,000 the number of shares authorized for repurchase under the Company's share repurchase program.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule for the six months ended June 30, 1999.

     (b)  Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALTERA CORPORATION

                                         /s/ NATHAN SARKISIAN
                                         ---------------------------------------
                                         Nathan Sarkisian, Senior Vice President
                                         (duly authorized officer) and Chief
                                         Financial Officer (principal financial
                                         officer)

                                         Date: August 16, 1999

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
 27.1             Financial Data Schedule for the six months ended June 30, 1999.