Form 10-Q
period 1999-09-30
ALTERA CORP
filed 1999-11-15
CIK 768251

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

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


                       Yes   [X]                 No [ ]


  Number of shares of common stock outstanding at November 5, 1999: 199,475,141

PART I            FINANCIAL INFORMATION                                                              NUMBER
                                                                                                     ------
ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                           and December 31, 1998 .....................................................  3

                  Condensed Consolidated Statements of Operations for the
                           Three and Nine Months Ended September 30, 1999 and 1998 ...................  4

                  Condensed Consolidated Statements of Cash Flows for the
                           Nine Months Ended September 30, 1999 and 1998..............................  5

                  Notes to Condensed Consolidated Financial Statements ...............................  6

ITEM 2:  Management's Discussion and Analysis of Financial Conditions
                           and Results of Operations ................................................   9


PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings  .........................................................................  18

ITEM 5:  Other Information ..........................................................................  19

ITEM 6:  Exhibits and Reports on Form 8-K............................................................  19


Signatures        ...................................................................................  20


PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                   1999              1998
                                                                                -------------   --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                     $  175,038      $  131,029
  Short-term investments                                                           611,131         448,077
                                                                                ----------      ----------
       Total cash, cash equivalents,
          and short-term investments                                               786,169         579,106
  Accounts receivable, net                                                          91,164          56,138
  Inventories                                                                       58,835          69,869
  Deferred income taxes                                                             72,145          69,644
  Other current assets                                                              28,264          24,776
                                                                                ----------      ----------
       Total current assets                                                      1,036,577         799,533

Property and equipment, net                                                        152,082         152,320
Investments and other assets                                                       156,541         141,478
                                                                                ----------      ----------
                                                                                $1,345,200      $1,093,331
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   19,689      $   14,479
  Accrued liabilities                                                               15,281          16,615
  Accrued compensation                                                              19,548          19,356
  Deferred income on sales to distributors                                         204,867         161,160
                                                                                ----------      ----------
       Total current liabilities                                                   259,385         211,610
                                                                                ----------      ----------

Stockholders' equity:
  Common stock                                                                         199              98
  Capital in excess of par value                                                   364,550         314,182
  Retained earnings                                                                721,066         567,441
                                                                                ----------      ----------
       Total stockholders' equity                                                1,085,815         881,721
                                                                                ----------      ----------
                                                                                $1,345,200      $1,093,331
                                                                                ==========      ==========

                See accompanying notes to condensed consolidated financial statements.


                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                        1999             1998            1999            1998
                                                      ---------       ---------       ---------       ---------
Sales                                                 $ 215,121       $ 164,218       $ 599,303       $ 481,910
Costs & expenses:
   Cost of sales                                         76,707          62,511         218,129         184,292
   Research and development                              23,213          15,223          60,098          43,863
   Selling, general and administrative                   36,784          27,142         102,845          83,852
                                                      ---------       ---------       ---------       ---------
Total costs and expenses                                136,704         104,876         381,072         312,007
                                                      ---------       ---------       ---------       ---------

Income from operations                                   78,417          59,342         218,231         169,903
Interest and other income, net                            7,987           5,065          18,610           6,882
                                                      ---------       ---------       ---------       ---------

Income before income taxes and equity investment         86,404          64,407         236,841         176,785
Provision for income taxes                               28,081          20,931          76,973          57,451
                                                      ---------       ---------       ---------       ---------

Income before equity investment                          58,323          43,476         159,868         119,334
Equity in loss of WaferTech, LLC                         (2,751)         (3,333)         (6,243)         (7,440)
                                                      ---------       ---------       ---------       ---------
Net income                                            $  55,572       $  40,143       $ 153,625       $ 111,894
                                                      =========       =========       =========       =========

EARNINGS PER SHARE:
   Basic                                              $    0.28       $    0.21       $    0.78       $    0.61
                                                      =========       =========       =========       =========
   Diluted                                            $    0.27       $    0.20       $    0.74       $    0.57
                                                      =========       =========       =========       =========
WEIGHTED AVERAGE SHARES:
   Basic                                                198,880         194,470         197,656         184,346
                                                      =========       =========       =========       =========
   Diluted                                              208,175         201,804         206,995         202,976
                                                      =========       =========       =========       =========

                See accompanying notes to condensed consolidated financial statements.


\
                               ALTERA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          --------------------------
                                                             1999            1998
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 153,625       $ 111,894
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in loss of WaferTech                              6,243           7,440
     Depreciation and amortization                           21,382          22,487
     Deferred income taxes                                   (2,501)         (4,503)
     Changes in assets and liabilities:
       Accounts receivable, net                             (35,026)         (9,416)
       Inventories                                           10,878          28,844
       Other assets                                          13,312           4,447
       Accounts payable and accrued liabilities               3,908          (8,097)
       Deferred income on sales to distributors              43,707          22,039
       Income taxes payable                                  54,843          11,155
                                                          ---------       ---------
Cash provided by operating activities                       270,371         186,290
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (19,047)        (18,363)
  Net change in short-term investments                     (163,054)        (51,636)
  Investment in WaferTech, LLC                              (37,500)             --
  Net change in long-term investments                        (1,928)            552
                                                          ---------       ---------
Cash used for investing activities                         (221,529)        (69,447)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                 22,296           9,153
  Repurchase of common stock                                (27,129)        (60,348)
                                                          ---------       ---------
Cash used for financing activities                           (4,833)        (51,195)
                                                          ---------       ---------

Net increase in cash and cash equivalents                    44,009          65,648
Cash and cash equivalents at beginning of period            131,029          22,761
                                                          ---------       ---------
Cash and cash equivalents at end of period                $ 175,038       $  88,409
                                                          =========       =========
Supplemental disclosure of non-cash items:
   Conversion of subordinated debt into common stock      $      --       $ 226,787

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $  27,294       $  48,421
   Cash paid during the period for interest                      --           6,568

    See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Organization and Basis of Presentation:

The condensed consolidated financial information as of September 30, 1999 and for the nine month periods ended September 30, 1999 and 1998 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1998 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K, as filed on March 30, 1999, with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any future periods.

The Company has an interim period that ends on the Friday nearest September 30, 1999. For presentation purposes, the interim financial statements and accompanying notes refer to the Company's interim period end as September 30th.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2 - Balance Sheet Details (in thousands):

                                                  September 30, 1999   December 31, 1998
                                                  -----------------    -----------------
Inventories:
  Purchased parts and raw materials                  $      75             $      65
  Work-in-process                                       38,840                46,207
  Finished goods                                        19,920                23,597
                                                     ---------             ---------
                                                     $  58,835             $  69,869
                                                     =========             =========

Property and equipment:
  Land                                               $  20,496             $  20,496
  Building                                              80,653                80,338
  Equipment and software                               126,500               115,332
  Office furniture and fixtures                         11,154                10,287
  Leasehold improvements                                 1,370                 1,183
                                                     ---------             ---------
                                                       240,173               227,636
  Accumulated depreciation and amortization            (88,091)              (75,316)
                                                     ---------             ---------
                                                     $ 152,082             $ 152,320
                                                     =========             =========


Note 3 - Common Stock Split:

On April 21, 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on May 4, 1999. The dividend shares were distributed to stockholders on May 19, 1999. All share and per share data has been retroactively restated to reflect the two-for-one stock split for all periods presented.

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

A reconciliation of basic and diluted earnings per share is presented below (in thousands, except per share amounts):


                                                            Three Months Ended         Nine Months Ended
                                                              September 30,               September 30,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999          1998
                                                         --------      --------      --------      --------
Basic:

Net income                                               $ 55,572      $ 40,143      $153,625      $111,894
                                                         ========      ========      ========      ========
Weighted average common shares outstanding                198,880       194,470       197,656       184,346
                                                         ========      ========      ========      ========
Basic earnings per share                                 $   0.28      $   0.21      $   0.78      $   0.61
                                                         ========      ========      ========      ========

Diluted:

Net income                                               $ 55,572      $ 40,143      $153,625      $111,894
Convertible notes interest, net of income taxes and
capitalized interest                                           --            --            --         4,039
                                                         --------      --------      --------      --------
                                                         $ 55,572      $ 40,143      $153,625      $115,933
                                                         ========      ========      ========      ========

Weighted average common shares outstanding                198,880       194,470       197,656       184,346
Dilutive stock options                                      9,295         7,334         9,339         7,764
Assumed conversion of notes                                    --            --            --        10,866
                                                         --------      --------      --------      --------
Weighted average common shares outstanding                208,175       201,804       206,995       202,976
                                                         ========      ========      ========      ========

Diluted earnings per share                               $   0.27      $   0.20      $   0.74      $   0.57
                                                         ========      ========      ========      ========


Note 5 - Common Stock Repurchase:

In the first and third quarters of 1999, the Company repurchased 520,000 and 395,000 shares of common stock at an aggregate cost of $12.8 million and $14.3 million, respectively. The repurchased shares were retired upon acquisition. In connection with the stock split, the Board of Directors of the Company also authorized doubling from 6,000,000 to 12,000,000 the number of shares authorized for repurchase under the Company's share repurchase program. Since the inception of the repurchase program, the Company has repurchased a total of 5,135,000 shares.

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

Note 8 - Subsequent Events:

In October 1999, the Company sold to Cypress Semiconductor Corporation ("Cypress") the exclusive right to manufacture, market and sell its MAX 5000 Programmable Logic Device product line and its equity interest in Cypress Semiconductor (Texas), Inc. The Company anticipates a one-time gain of approximately $9 million on a pre-tax basis to be recorded in the fourth quarter of 1999. The sale of the MAX 5000 family will not materially affect the Company's future revenues.

In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or rights and obligations for the procurement of the factory's output.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The following Discussion and Analysis of Financial Conditions and Results of Operations contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements. Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to continue to achieve die size reductions, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products and continued demand for the Company's existing products, the ability of Third Parties to be Y2K compliant, and general market conditions. Additional risk factors are disclosed in the Company's 1998 Annual Report on Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
Sales

         Sales during the third quarter of 1999 were $215.1 million, or 31.0% higher than the $164.2 million reported for the same period last year. Sales in the third quarter of 1999 increased from the same period last year primarily due to increases in unit sales of New and Mainstream products, which were partially offset by decreases in average unit selling prices as well as lower unit sales of Mature products. Sales of New products increased to $71.6 million or 205.0% in the third quarter of 1999 from $23.5 million in the third quarter of 1998, while sales of Mainstream products increased to $74.5 million or 26.8% from $58.8 million. During the same periods, sales of Mature products decreased to $55.2 million or 18.7% from $67.9 million. Sales during the nine months ended September 30, 1999 were $599.3 million or 24.4% higher than the $481.9 million reported for the same period last year. This increase is attributable primarily to increases in unit sales of New and Mainstream products partially offset by decreases in average unit selling prices as well as lower unit sales of Mature products. Sales of New and Mainstream products increased $114.9 million and $63.2 million or 235.1% and 40.7%, respectively, in the first nine months of 1999 compared to the first nine months of 1998. During the same periods, sales of Mature products decreased $59.6 million or 25.6%. Management expects that the decline in sales of the Mature products, which presently comprise approximately 25.6% of the Company's revenue base during the third quarter of 1999 and 29.0% during the nine months ended September 30, 1999, will continue. The Company's ability to maintain or increase sales in the future is dependent on sales of New and Mainstream product families increasing more rapidly than the decline in sales of Mature product families. While management is optimistic that New and Mainstream product sales will increase, there can be no assurances that New and Mainstream product sales growth will offset the decline in sales of Mature products.

         In the third quarter of 1998, the composition of the Company's product categories was changed and prior data reported here have been restated to reflect those changes. New products now consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 3000A, MAX 7000A/7000B and APEX families. Sales of New products represented 33.3% of total sales in the third quarter of 1999 as compared to 14.3% in the third quarter of 1998. Mainstream products now include the MAX 7000S, MAX 9000 and FLEX 10K families. Sales of Mainstream products represented 34.7% of total sales in the third quarter of 1999 and 35.8% in the third quarter of 1998. Mature products now consist of the Classic, MAX 5000, MAX 7000 and FLEX 8000 families. Sales of Mature products represented 25.6% of total sales in the third quarter of 1999 and 41.3% in the third quarter of 1998. Other products include Tools, FLASHlogic, Configuration Devices, MPLDs, and FSPs. Other products represented 6.4% and 8.6% of total sales in the third quarters of 1999 and 1998, respectively.

         Sales in North America, Japan and Asia Pacific increased, while sales in Europe declined as a percentage of total sales in the first nine months of 1999 compared to the first nine months of 1998. Sales in North America increased 26.7% to $337.2 million from $266.0 million, Japan increased 32.1% to $114.9 million from $86.9 million and Asia Pacific increased 81.1% to $35.0 million from $19.4 million. European sales increased 2.4% to $112.2 million from $109.6 million but declined as a percentage of total sales.

Gross Margin

         Gross Margin for the three and nine months ended September 30, 1999 were $138.4 million or 64.3% of sales and $381.2 million or 63.6% of sales, respectively. Gross margin for the comparable periods in 1998 were $101.7 million or 61.9% of sales and $297.6 million or 61.8% of sales, respectively. The percentage increase was primarily attributable to cost reductions as a result of manufacturing process improvements.

         Yields on New products continued to improve for the nine months ended September 30, 1999. This includes improvements in our APEX, FLEX 10KE and FLEX 10KA product families. The Company also achieved cost reductions on its FLEX 10KA and FLEX 10K families through new wafer process technologies (die shrinks). The Company continues to spend significant research and development resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the second quarter of 1999, difficulties in the manufacturing process limited the availability of packaging material (piece parts) used in certain of the Company's new and proprietary FineLine BGA ("Ball Grid Array") packages causing limited production. This in turn limited shipments of the Company's new FLEX 10KE product family. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

Research and Development

         Research and development expenditures for the three months ended September 30, 1999 and 1998 were $23.2 million and $15.2 million, or 10.8% and 9.3% of sales, respectively. For the nine months ended September 30, 1999 and 1998, research and development expenses were $60.1 million and $43.9 million, or 10.0% and 9.1% of sales, respectively. Research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages. In absolute dollars, expenses increased primarily as a result of increased headcount, spending on masks, wafers, package development and outside development services. This increased spending relates to the development of new products including FLEX 10KA/10KE, MAX 3000A, MAX 7000A/7000B and APEX, as well as the Quartus software. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars and will likely exceed ten percent of sales for at least the next several quarters.

         The Company expects to continue to make significant investments in the development of FLEX 10KA/10KE, MAX 3000A, MAX 7000A/7000B, APEX and Quartus software. During the first quarter of 1999, the Company shipped its newest family of devices, APEX, and its new fourth generation software design tool, Quartus. APEX devices utilize a new architecture for programmable logic and address higher density designs. APEX devices are exclusively supported by the Company's new software design tool, Quartus. Management expects both APEX and Quartus software to be successful in the market, however, the commercial success of these products is dependent on the acceptance of the use of APEX in high-density designs and the acceptance of the Quartus design software. Management can give no assurances on the market acceptance of the Company's products. The Company also continues to focus its efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, there can be no assurance that the Company will accomplish its goals in the development and subsequent introduction of new products and manufacturing processes. Furthermore, there is no assurance that these products will achieve market acceptance, that the new manufacturing processes will be successful, or that the suppliers will provide the Company with the quality or quantity of wafers and materials that the Company requires. The Company must continue to develop and introduce new products in a timely manner to help counter the industry's historical trend of declining prices as products mature.

Selling, General and Administrative

         Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998 were $36.8 million and $27.1 million, or 17.1% and 16.5% of sales, respectively. For the nine months ended September 30, 1999 and 1998, selling, general and administrative expenses were $102.8 million and $83.9 million, or 17.2% and 17.4% of sales, respectively. Selling, general, and administrative expenses include commission and incentive expenses, advertising and promotional expenditures, legal expenses and salary expenses related to field sales, marketing and administrative personnel. In absolute dollars, the increase in selling, general and administrative expenses was mainly driven by increased personnel expenses for marketing and administration, and higher commission and incentive expenses associated with higher sales.

Income from Operations

         Income from operations for the third quarters of 1999 and 1998 were $78.4 million and $59.3 million, or 36.5% and 36.1% of sales, respectively. For the nine months ended September 30, 1999 and 1998, income from operations were $218.2 million and $169.9 million, or 36.4% and 35.3% of sales, respectively. The year-to-year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin.

Interest and Other Income

         Interest and other income for the three months ended September 30, 1999 and 1998 were $8.0 million and $5.1 million, respectively. For the nine months ended September 30, 1999 and 1998, interest and other income were $18.6 million and $6.9 million, respectively. Interest and other income consists mainly of interest income on cash balances available for investment. The increase in interest and other income was primarily due to the reduction in interest expense related to the conversion of the convertible subordinated notes during the second quarter of 1998 and the increase in interest income related to higher cash balances available for investment. The increase in interest and other income was partially offset by a $1.7 million charge attributed to the write-off of an equity investment during 1999.

Provision for Income Taxes

         The Company's effective tax rate was 32.5% for the three and nine months ended September 30, 1999 and 1998.

Equity Investment

         In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23% and enabling the Company to procure up to 35% of the factory's output at market prices. In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or rights and obligations for the procurement of the factory's output. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The Company's equity in the net loss of WaferTech was $2.8 million and $6.2 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.3 million and $7.4 million for the same periods a year ago.

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

         The Company is highly dependent upon subcontractors to manufacture silicon wafers and perform assembly, test and shipment to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Japan, Taiwan, Korea, the Philippines, Hong Kong and Malaysia. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Market demand for silicon wafers has increased significantly during the course of 1999 while supply of such wafers has increased at a much slower rate, resulting in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. Management believes that for at least the next several quarters, demand will exceed the foundry industries ability to supply silicon wafers and that certain companies that rely on the foundry industry will not be successful in securing all of the wafers that they desire, thereby constraining their revenues. The Company believes that under such circumstances it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. The Company believes that it enjoys close working relationships with its principal wafer supplier, TSMC, and as of September 30, 1999, the Company had in its other current assets a deposit of $16.8 million for future wafer allocations from TSMC which will be utilized during 2000, but there can be no assurance the Company will be successful in securing its total desired output from TSMC or that the Company's future growth will not be impaired by the scarcity of silicon wafers.

         Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on the Company's operating capabilities. For example, in September of this year a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at the Company's primary vendor TSMC, for several days, and then only limited production began. It was nearly two weeks before full production resumed and additionally some portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. As a result, the Company will maintain lower inventory levels in the near term than it would otherwise desire. While the Company believes this reduction in inventories will have no material impact on its ability to service demand, the Company may not be able to respond in a timely fashion to certain market opportunities that might arise, and may lose the opportunity to participate in those specific opportunities as a result. The Company has sought to diversify its operating risk by participating in the WaferTech joint venture to manufacture silicon wafers with other partners in Camas, Washington. In October 1998, production began at WaferTech. WaferTech is currently in the initial stages of production volumes and has yet to make a profit. Although the Company expects future WaferTech production volumes and profitability to increase, the ramp up of WaferTech's production has not met the targeted level to achieve such profitability. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

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

         During the first nine months of 1999, cash, cash equivalents and short-term investments increased by $207.1 million to $786.2 million from $579.1 million at December 31, 1998. During the first nine months of 1999, the Company's operating activities generated net cash of $270.4 million. This cash flow was primarily attributable to net income of $153.6 million, adjusted by depreciation and amortization of $21.4 million, an increase in deferred income on sales to distributors and income taxes payable of $43.7 million and $54.8 million, respectively, partially offset by an increase in accounts receivable of $35.0 million. Cash used in investing activities of $221.5 million for the first nine months of 1999 is primarily the result of net purchases of short-term investments of $163.1 million, an additional investment in WaferTech, LLC of $37.5 million and purchases of property, plant and equipment of $19.0 million. Cash used in financing activities of $4.8 million for the first nine months of 1999 primarily from the repurchase of common stock of $27.1 million, offset by proceeds from exercises of stock options of $22.3 million.

         As of September 30, 1999, the Company had $786.2 million of cash, cash equivalents and short-term investments available to finance future growth. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations and capital expenditures for at least the next year.

         The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. Effective August 1, 1999, all purchase contracts for processed silicon wafers with Sharp Corporation of Japan are denominated in U.S. dollars. In recent years, the Company has not entered into any foreign exchange contracts for the purchase or sale of Japanese yen. At the end of the third quarter of 1999, the Company had no open forward contracts. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.

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

         Pursuant to its year 2000 ("Y2K") compliance program, the Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. As used herein, the term "computer equipment and software" includes systems that are commonly considered information technology ("IT") systems (e.g., accounting, data processing and telephone systems) as well as those that are not commonly considered IT systems (e.g., manufacturing equipment, building and facility operations systems). In addition, the Company has also reviewed the software products it sells, and has upgraded and will upgrade such products to offer full Y2K compliance. All computer equipment and software that are material to the Company's internal business operations have been determined to be Y2K compliant. With respect to MAX+PLUS II, the Company's third-generation software product, the Company has determined that it is fully compliant with Y2K standards, specifically DISC PD-2000-1 as published by the British Standards Institute. During the quarter, the Company completed formal Y2K compliance testing on its newest software product, Quartus. As a result of this testing, the Company determined that Quartus version 1999.06 is not compliant due to a two-digit, rather than four-digit, year displayed in a report window. The Company has made available to its customers a special beta release of Quartus 1999.10, version 1999.10 EBI, which is certified to be compliant per DISC PD-2000-1. The Company has not incurred and does not anticipate that it will incur material expenditures for the remediation of any Y2K issues.

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

         The Company charged its business resumption planning committee to evaluate Y2K business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. These contingency plans were fully developed by the end of June 1999. Altera will maintain compliance of its essential business systems and continue to track the vendors and manufacturers of these system components in order to seek to resolve any Y2K issues that may be identified in the last quarter of 1999.

PART II  OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counter-claimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In October 1999, the Court ruled on the motions in the Xilinx suit, finding that one of Xilinx's claims is invalid and denying that other claims are invalid. The Court also denied the Company's motions that claims are not infringed and Xilinx's motions that the Company's products do infringe the claims. As a result, issues of infringement and validity remain subject to trial in the Xilinx case. The Court also ruled on certain Xilinx motions in the Company's suit, granting that one of the Company's patents is invalid, denying that the Company's other asserted patents are invalid or unenforceable and granting that one patent is not infringed. The Court has not yet ruled on Xilinx's other motion of noninfringement. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating other of the Company's patents. Although no assurances can be given as to the results of these cases, based on the present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.

         In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, Altera answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that the Company is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Corporation entered into an agreement with AMD which includes assuming both the claims against the Company and the claims against AMD. Due to the nature of the litigation, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that AMD will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 5000, MAX 7000, FLEX 8000, MAX 9000, FLEX 10K and FLASHlogic product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, based on its present status, management does not believe that any of such results will have a material adverse effect on the Company's financial condition or results of operations.


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

         In October 1999, the Company sold to Cypress Semiconductor Corporation ("Cypress") the exclusive right to manufacture, market and sell its MAX 5000 Programmable Logic Device product line and its equity interest in Cypress Semiconductor (Texas), Inc. The Company anticipates a one-time gain of approximately $9 million on a pre-tax basis to be recorded in the fourth quarter of 1999. The sale of the MAX 5000 family will not materially affect the Company's future revenues.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule for the nine months ended
                       September 30, 1999.

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

                           Date:  November 15, 1999

                                  EXHIBIT INDEX

Exhibit
Number                      Description
------                      -----------
 27.1                       Financial Data Schedule