Form 10-K
period 1999-12-31
ALTERA CORP
filed 2000-03-24
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    Form 10-K
                               ------------------

     (Mark One)
         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $14,554,443,000 as of March 1, 2000, based upon the closing sale price on the Nasdaq National Market for that date.

There were 199,520,091 shares of the registrant's Common Stock issued and outstanding as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 5 and 6 of Part II incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1999.

Items 11, 12 and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000.

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


                                     PART I

ITEM 1. BUSINESS.

GENERAL

Altera Corporation ("Altera" or the "Company") designs, manufactures and markets programmable logic devices ("PLDs") and associated development tools. Programmable logic devices are semiconductor integrated circuits ("chips" or "ICs") that offer on-site programmability to customers using the Company's proprietary software, which operates on personal computers and engineering workstations. Founded in 1983, Altera was the first supplier of Complementary Metal Oxide Semiconductor ("CMOS") programmable logic devices and is currently a global leader in this market. The Company offers a broad line of CMOS programmable logic devices that address high-speed, high-density and low-power applications. The Company's products serve a wide range of markets, including telecommunications, data communications, electronic data processing (EDP) and industrial applications.

STRATEGY

According to Dataquest, the CMOS logic market consists of the following segments: semi-custom or application specific integrated circuits ("ASICs"), standard logic, full custom devices and other forms of logic ICs, including chipsets. The ASIC segment is comprised of programmable logic, gate arrays and cell-based ICs (also referred to as standard cells). In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility, ease-of-use and time-to-market dictate the extent to which they may be directly competitive for particular applications.

Programmable logic's primary advantage is that it allows for quicker design cycles, meeting customers' needs for quick time-to-market. Programmable logic allows customers to experiment and iterate their designs in a relatively short amount of time and with minimum cost. In most instances, this is quicker and easier than achieving a design in a deterministic fashion. This advantage is amplified by the ability to have working silicon at the time the design is finalized.

Another advantage of programmable logic is that, particularly for small volume applications, it lowers the per unit cost of producing customized components. While programmable logic inherently consumes more silicon (because of its generality and on-chip programming overhead), in many cases, depending on the complexity of the design and total unit requirements, this higher per unit cost is more than offset by the high fixed costs of layout and mask-making required to produce a custom IC. The cost advantage is further enhanced by the need to hold less inventory and the fact that customization occurs closer to the end application.

Due to PLD cost decreases through high-volume manufacturing and the use of emerging process technologies, Altera has been able to introduce new product families that, as compared to their predecessors, provide more functionality at a much lower price for any given density. These new product families achieve the integration, density, performance and cost advantages of other ASIC solutions. The Company believes that its competitiveness within the ASIC segment in these areas, along with the inherent advantages of programmable logic discussed above, will enable it to compete for designs traditionally served by other ASICs. In the short term, the lower prices associated with the Company's new product offerings have slowed its sales growth. However, Altera believes that these new product offerings will be important to sustaining long-term sales growth as they broaden the appeal of programmable logic. See "Competition."

PRODUCTS

Altera sells a wide range of products, with a total of more than 1,000 product options among its PLD families. The Company offers PLDs in two fundamental technologies: its MAX products, which use floating-gate process technology, and its FLEX and APEX products, which use SRAM-based process technology. Altera's proprietary development tools, the MAX+PLUS II and Quartus software provides design development and programming support for all its PLDs. Altera also offers hardware used in programming PLDs.

Devices:

Altera offers a wide range of general-purpose PLD families. Each device family offers unique features as well as differing density and performance specifications for implementing particular applications. Some of Altera's major device families include the following:

MAX 7000, MAX 7000A and MAX 7000B: The MAX 7000, MAX 7000A and MAX 7000B device families are among the fastest and most widely used high-density programmable logic families in the industry. Devices in these families range from 600 to 10,000 usable gates and up to 256 pins and provide several enhanced features, including support for the JTAG boundary-scan test circuitry and in-system programmability ("ISP"). ISP functionality allows devices to be programmed after they are soldered onto the printed circuit board, thereby minimizing the possibility of lead damage or electrostatic discharge exposure. The MAX 7000 device family, which includes 5.0-V MAX 7000 devices and 5.0-V ISP-based MAX 7000S devices, the 3.3-V MAX 7000A device family and the industry's fastest programmable logic solution, the 2.5 V MAX 7000B device family, are fabricated on advanced CMOS EEPROM processes, providing a high-density, high-speed, I/O-intensive programmable logic solution.

MAX 9000: The MAX 9000 device family offers the efficient macrocell architecture of MAX 7000 devices with higher densities. Devices in this family range from 6,000 to 12,000 usable gates and up to 356 pins. The EEPROM-based MAX 9000 devices are PCI-compliant and offer ISP capability.

FLEX 8000: The SRAM-based FLEX 8000 device family uses the Altera-patented FastTrack Interconnect structure, a continuous routing structure that allows for fast, predictable interconnect delays. Devices in this family range from 2,500 to 16,000 usable gates and up to 304 pins. FLEX 8000 devices have a 5.0-V supply voltage and can interface with 3.3-V device through the MultiVolt(TM) I/O feature. These SRAM-based devices provide low standby power and in-system reconfigurability.

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

FLEX 10K, FLEX 10KA and FLEX 10KE: Altera's SRAM-based FLEX 10K, FLEX 10KA and FLEX 10KE device families offer a combination of logic and embedded memory on a single chip architecture. Devices in these PLD families range from 10,000 to 250,000 usable gates and up to 672 pins. With these high densities, the FLEX 10K, FLEX 10KA and FLEX 10KE families may be used to address the increasing levels of integration needed to accommodate today's complex system-on-a-chip designs. The FLEX 10K family includes 0.5- and 0.42-micron devices, the FLEX 10KA family includes 0.35- and 0.3-micron devices and the FLEX 10KE family includes 0.25- and 0.22-micron devices.

APEX 20K and APEX 20KE: Altera's SRAM-based APEX 20K and APEX 20KE device families offer complete system-level integration on a single device. Devices in these families are planned to range from 30,000 to over 1.5 million usable gates and up to 1,020 pins. With high densities and performance enhancements, the APEX 20K and APEX 20KE families deliver the latest in design flexibility and efficiency for high-performance, system-on-a-programmable-chip design. APEX 20K devices, which operate at a 2.5-V supply voltage, and APEX 20KE devices, which will operate at a 1.8-V supply voltage, employ the innovative MultiCore architecture, which combines and enhances the strengths of Altera's three previous PLD architectures. The APEX 20K and APEX 20KE devices first became available in March and April 1999, respectively, and are supported by Altera's Quartus development software.

Development Tools:

The Company's development system software and hardware are used to design and implement logic designs on its PLDs. Altera's MAX+PLUS II and Quartus software development tools run under the Microsoft Windows 95 and NT operating environments on personal computers in addition to the UNIX environment on SUN, HP and IBM workstations. The Company also provides interfaces to many industry standard electronic design automation ("EDA") tools, including those offered by Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc. The Company also sells hardware for programming its PLDs.

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

In the United States, Altera's distributors currently include Arrow Electronics Inc. and Wyle Electronics (a division of VEBA Electronics AG, which is owned by VEBA AG, Germany's fourth largest company). These distributors are responsible for creating customer demand from their base of customers, providing technical support and other value-added services and filling customers' orders. From time to time, the Company expects that it may add or delete distributors from its selling organization as it deems appropriate to the level of business.

The Company's international business is supported by a network of distributors throughout Europe and Asia. The Company has representation in every major European country, Israel, Australia, South America and various countries throughout the Pacific Rim including Japan. International sales support offices are located in the metropolitan areas of Helsinki, Hong Kong, Hsinchu (Taiwan), London, Ottawa, Paris, Seoul, Stockholm, Stuttgart, Tokyo and Turin.

Customer service and support are important aspects of selling and marketing the Company's products. Altera provides several levels of technical user support, including applications assistance, design services and customer training. The Company's applications engineering staff publishes data sheets and application notes, conducts technical seminars and provides design assistance via Internet and electronic links to the customer's design station. Customer service is supported with inventory maintained both by Altera and at distributors' locations to provide short-term delivery of chips.

During each of the last three years, international sales constituted nearly half of the Company's total sales. Through 1999, all international sales were denominated in U.S. dollars. The Company's international sales are subject to those risks common to all international activities, including governmental regulation, possible imposition of tariffs or other trade barriers and currency fluctuations.

In the year ended December 31, 1999, worldwide sales through distributors accounted for over 90% of total sales. In 1999, the three largest distributors accounted for 34%, 19% and 13% of sales. In 1998, the three largest distributors accounted for 30%, 21% and 11% of sales, whereas in 1997, they accounted for 32%, 18% and 11% of sales, respectively. No single end customer accounted for more than 10% of the Company's sales in 1999, 1998 or 1997. International sales constituted 44%, 45% and 45% of sales in 1999, 1998 and 1997, respectively.

COMPETITION

The ASIC Segment:

According to Dataquest, the CMOS logic market consists of the following segments: ASICs, standard logic, full custom devices and other forms of logic ICs, including chipsets. The ASIC segment is comprised of programmable logic, gate arrays and cell-based ICs (also referred to as standard cells). In a broad sense, all of these devices are indirectly competitive as they generally may be used in the same types of applications in electronic products. However, differences in cost, performance, density, flexibility, ease-of-use and time-to-market dictate the extent to which they may be directly competitive for particular applications. As PLDs have increased in density and performance and decreased in cost, they have become more directly competitive with other ASICs, especially gate arrays. With the introduction of the Company's FLEX 10K family and new APEX 20K family, which are Altera's highest density PLDs, along with its FLEX 6000 devices, which are designed and priced to be very competitive with lower density gate arrays, the Company seeks to grow by directly competing with other companies in the ASIC segment. Many of the companies in the ASIC segment have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be successful in competing in the ASIC segment of the CMOS logic market.

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

The Company experiences significant direct competition from a number of other companies which are in the programmable logic sub-segment. The Company's competition in this market sub-segment is from suppliers of products that are marketed as either field-programmable gate arrays ("FPGAs") or complex PLDs ("CPLDs").

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

Altera presently has its primary wafer supply arrangements with three semiconductor vendors: Sharp, TSMC, and WaferTech. The Company may negotiate additional foundry contracts and establish other sources of wafer supply for its products as such arrangements become economically useful or technically necessary. Although there are a number of new state-of-the-art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited quickly and without much notice. Furthermore, since only newer fabrication or substantially retrofitted facilities are able to manufacture wafers that incorporate leading edge technologies, any significant decrease in capacity of these facilities would have a material adverse effect on the Company's ability to obtain wafer supply for its newer products. Accordingly, there can be no assurance that any shortage in foundry manufacturing capacity will not result in production problems for the Company in the future.

In June 1996, the Company, TSMC and several other partners formed a joint venture called WaferTech, LLC ("WaferTech") to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure output from the fab at market prices. In January 1999, Altera purchased from another joint venture partner, Analog Devices, an additional 5% equity ownership interest in WaferTech for approximately $37.5 million. This further investment in WaferTech provides the Company with additional rights and obligations to future foundry output. In October 1999, the Company made a $23.0 million cash investment in WaferTech, which did not change the Company's ownership interests in WaferTech or its rights and obligations to future foundry output. The Company also has an obligation to guarantee a pro rata share of debt incurred by WaferTech up to a maximum of $45 million. In May 1998, WaferTech secured a loan facility of up to $350 million which was subsequently reduced to $225 million in December 1998. This facility was increased to $350 million in 1999. To date, the Company has not been called upon to guarantee this or any other debt incurred by WaferTech. WaferTech began its initial wafer production shipments in October 1998. Based on WaferTech's production projections, the Company believes that it will meet its minimum purchase obligations from WaferTech through at least 2000. There can be no assurance that WaferTech will remain sufficiently capitalized or on schedule with its production projections, and WaferTech's failure to do so could have a material adverse effect on the Company's future operating results.

The Company depends upon its foundry vendors to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. The manufacture of advanced CMOS semiconductor wafers is a highly complex process, and the Company has from time to time experienced difficulties in obtaining acceptable yields and timely deliveries from its suppliers. Good production yields are particularly important to the Company's business, including its ability to meet customers' demand for products and to maintain profit margins. Wafer production yields are dependent on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is common in the semiconductor industry, the Company has experienced and expects to experience production yield problems from time to time. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the second quarter of 1999, difficulties with a vendor's manufacturing process limited the availability of packaging material (piece parts) used in certain of the Company's new and proprietary FineLine BGA(TM) ("ball-grid array") packages causing limited production. This in turn limited shipments of the Company's new FLEX 10KE product family. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability. The Company expects that, as is customary in the semiconductor business, in order to maintain or enhance its competitive position, it will continue to convert its fabrication process arrangements to larger wafer sizes and smaller circuit geometries, to more advanced process technologies or to new suppliers. Such conversions entail inherent technological risks that can adversely affect yields, costs and delivery lead time. In addition, if for any reason the Company were required to seek alternative sources of supply, shipments could be delayed significantly while such sources are qualified for volume production, and any significant delay could have a material adverse effect on the Company's operating results. After wafer manufacturing is completed, each wafer is tested using a variety of test and handling equipment. Such wafer testing is accomplished at Sharp, TSMC, WaferTech and the Company's Pilot Line facility in San Jose (which is used primarily for new product development). This testing is performed on equipment owned by the Company and consigned to the vendors.

Resulting wafers are shipped to various Asian assembly suppliers, where good die are separated into individual chips that are then encapsulated in ceramic or plastic packages. As is the case with the Company's wafer supply business, the Company employs a number of independent suppliers for assembly purposes. This enables the Company to take advantage of subcontractor high volume manufacturing, related cost savings, speed and supply flexibility. It also provides the Company with timely access to cost-effective advanced process and package technologies. Altera purchases almost all of its assembly services from ASAT (Hong Kong), ASE (Malaysia) and AMKOR (Korea and the Philippines).

Following assembly, each of the packaged units receives final testing, marking and inspection prior to shipment to customers. The Company obtains almost all of its final test and back-end operation services from ASE, AMKOR and ASAT. Final testing by these assembly suppliers is accomplished through the use of Altera's proprietary test software and hardware, which is consigned to or owned by such suppliers and/or third-party commercial testers. These suppliers also handle shipment of the products to the Company's customers.

Additionally, almost all of the manufacturing, assembly, testing and packaging of Altera's development system hardware products is performed by outside contractors. Although the Company's wafer fabrication, assembly and other subcontractors have not recently experienced any serious work stoppages, the economic, social and political situations in countries where certain subcontractors are located are unpredictable and can be volatile. Any prolonged work stoppages or other inability of the Company to manufacture and assemble its products would have a material adverse effect on the Company's operating results. Furthermore, economic risks, such as extreme currency fluctuations, adverse changes in tax laws, tariff or freight rates or interruptions in air transportation, could have a material adverse effect on the Company's operating results.

BACKLOG

The Company's backlog of released orders as of December 31, 1999 was approximately $309.4 million as compared to approximately $142.6 million at December 31, 1998. The Company's backlog consists of OEM customer-released orders that are requested for delivery within the next six months and distributor orders that are requested for delivery within the next three months. The Company produces standard products that may be shipped from inventory within a short time after receipt of an order. The Company's business has been characterized by a high percentage of orders with near-term delivery schedules (turns orders). At times, due to high demand and supply constraints in certain products, lead times can lengthen, causing an increase in backlog. However, orders constituting the Company's current backlog are cancelable without significant penalty at the option of the purchaser, thereby decreasing backlog during periods of lower demand. In addition, distributor shipments are subject to price adjustments. As discussed in the Notes to the Consolidated Financial Statements under Item 8 herein, the Company adopted a new revenue recognition method in the fourth quarter of 1997 with an effective date of January 1, 1997, which involves the deferral of revenue recognition on shipments to distributors until the product is resold to the end customers. Distributor orders accounted for over 90% of the Company's backlog as of December 31, 1999. Historically, backlog has been a poor predictor of future customer demand. For all of these reasons, backlog as of any particular date should not be used as a predictor of sales for any future period.

RESEARCH AND DEVELOPMENT

The Company's research and development activities have focused primarily on general-purpose programmable logic devices and on the associated development software and hardware. The Company has developed these related products in parallel to provide software support to customers simultaneous with circuit introduction. As a result of the Company's research and development efforts, it has introduced a number of new PLD families, such as the FLEX 6000, FLEX 10KE, FLEX 10KA, MAX 3000A, MAX 7000A, MAX 7000B, APEX 20K and APEX 20KE device families. The Company has also redesigned a number of its products to accommodate their manufacture on new wafer fabrication processes. In 1999, the Company also released Quartus, its fourth generation software. Additionally, the Company typically releases new versions of its proprietary software on a quarterly basis.

The Company's research and development expenditures in 1999, 1998 and 1997, were $86.1 million, $59.9 million and $54.4 million, respectively. The Company has not capitalized research and development or software costs to date. The Company intends to continue to spend substantial amounts on research and development in order to continue to develop new products and achieve market acceptance for such products, particularly in light of the industry pattern of short product life cycles and increasing competition within the CMOS logic market. Even if such goals are accomplished, there can be no assurance that these products will achieve significant market acceptance. If the Company were unable to successfully define, develop and introduce competitive new products, and enhance its existing products, its future operating results would be adversely affected.

PATENTS AND LICENSES

The Company owns numerous United States patents and has additional pending United States patent applications on its semiconductor products. The Company also has technology licensing agreements with Vantis, Cypress and Intel, giving the Company royalty-free rights to design, manufacture and package products using certain patents they control.

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

EMPLOYEES

As of December 31, 1999, the Company had 1,398 regular employees. The success of the Company is dependent in large part upon the continued service of its key management, technical, sales and support employees and on its ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and the loss of key employees could have an adverse effect on the Company.

ITEM 2. PROPERTIES.

The Company's headquarters facility is located in San Jose, California on approximately 25 acres of land, which the Company purchased in June 1995. The campus for the headquarters facility consists of four interconnected buildings totaling approximately 500,000 square feet. Design, limited manufacturing, research, marketing and administrative activities are performed in these facilities. In 1998, the Company opened its 62,000 square foot design and test engineering facility in Penang, Malaysia, which is situated on land leased from the Penang Development Corporation. The Company also leases on a short-term basis office facilities for its domestic and international sales management offices and its European Technology Center (UK). The Company believes that its existing facilities and planned future expansions are adequate for its current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to lawsuits or may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations. The Company's major litigation matters as of December 31, 1999 are described below.

In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counter-claimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In October - December 1999, the Court ruled on the motions. In the Xilinx suit, the Court ruled that one of Xilinx's claims is invalid and another claim was withdrawn. The Court also ruled that issues of infringement and validity on the remaining claims are subject to trial scheduled to begin May 8, 2000. In the Company's suit, the Court granted that one of the Company's patents is invalid, granted that one patent is not infringed, and granted another patent is not literally infringed but denied non-infringement under doctrine of equivalence. The trial for the Company's suit is scheduled to begin June 19, 2000. The Court also ordered that the parties engage in mediation, which began February 24, 2000; although no substantial progress to resolution has been made, mediation is continuing. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's products, including but not limited to, MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating other of the Company's patents. Although no assurances can be given as to the results of these cases, the Company believes that it has meritorious defenses to the claims asserted in the Xilinx suit and intends to defend itself vigorously in this matter. The foregoing is a forward-looking statement subject to the risks and uncertainties of the legal proceeding, including events occurring during the trial outside the control of the Company and unpredictability as to its ultimate outcome.

In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, the Company answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that the Company is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Corporation entered into an agreement with AMD which includes assuming both the claims against the Company and the claims against AMD and has replaced AMD in the suit with Vantis Corporation, a wholly owned subsidiary of Lattice. Due to the nature of the litigation, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Lattice will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 7000, FLEX 8000, MAX 9000 and FLEX 10K product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events occurring during litigation proceedings outside the control of the Company and unpredictability as to its ultimate outcome.

In November 1999, the Company filed suit against Clear Logic Inc. ("Clear Logic") alleging that Clear Logic is unlawfully appropriating the Company's registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with the Company's relationships and contracts with its customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using the Company's mask work technology and from interfering with the Company's customers. Clear Logic has answered the complaint by denying that it is infringing the Company's mask work technology and denying that it has unlawfully interfered with the Company's relationships and contracts with its customers. Clear Logic has also filed a counterclaim against the Company for unfair competition under California law alleging that the Company has made false statements to its customers regarding Clear Logic. Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial state, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events occurring during litigation proceedings outside the control of the Company and unpredictability as to its ultimate outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The textual portion of the section entitled "About Your Investment" and the section entitled "Corporate Directory" in the Company's 1999 Annual Report to Stockholders for the year ended December 31, 1999 ("1999 Annual Report") are incorporated herein by reference.

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

ITEM 6. SELECTED FINANCIAL DATA.

The section entitled "Selected Consolidated Financial Data" in the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Altera designs, manufactures and markets high-performance, high-density, programmable logic devices and associated computer aided engineering logic development tools. Programmable logic devices are semiconductor chips that may be programmed on-site, using software tools that run on personal computers or engineering workstations. User benefits include ease of use, lower risk and fast time-to-market. Altera's CMOS-based programmable logic devices address high-speed, high-density and low-power applications in the telecommunications, data communications, computer peripheral, and industrial markets. FLEX and APEX products are the Company's SRAM-based line of embedded array programmable logic devices, and MAX products are the Company's line of EEPROM and EPROM based macrocell programmable logic devices.

The Company classifies its products into the following categories. New products consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 3000A, MAX 7000A/7000B and APEX 20K/20KE families. Mainstream products include the MAX 7000S, MAX 9000 and FLEX 10K families. Mature products consist of the Classic, MAX 7000 and FLEX 8000 families. Other products include tools, FLASHlogic, configuration devices, MPLDs and FSPs.

SALES | Sales were $836.6 million, $654.3 million and $631.1 million in 1999, 1998 and 1997, respectively. Sales increased 27.9% in 1999 from 1998 and 3.7% in 1998 from 1997. Increases in sales, in both years, were primarily due to increases in unit sales of New and Mainstream products, which were partially offset by decreases in average unit selling prices as well as lower unit sales of Mature products.

Sales of New products in 1999 were $253.7 million, 221.6% higher than 1998 sales of $78.9 million. Sales of Mainstream products in 1999 were $300.5 million, 35.1% higher than 1998 sales of $222.5 million. Sales of Mature products decreased to $223.9 million or 23.9% in 1999 from $294.1 million in 1998, while sales of other products decreased to $58.5 million or 0.6% in 1999 from $58.8 million in 1998. Sales of New and Mainstream products increased 924.8% and 91.1%, respectively, from 1997 to 1998, while sales of Mature and other products decreased 34.3% and 1.1%, respectively.

New and Mainstream products together comprised 66.2% of 1999 sales compared to 46.1% and 19.7% of sales in 1998 and 1997, respectively. In contrast to this, the Company's Mature and other products, which combined represented 33.8% of sales in 1999, were 53.9% and 80.3% of sales in 1998 and 1997, respectively.

The Company's New and Mainstream products have been developed and introduced to the marketplace over the last several years. These products have similar or improved features and comparable or higher densities than their predecessors, but advanced process technology enables the Company to produce these products at a lower cost than previous generations of products. Consistent with their lower cost structure, the Company has priced these products at a significant discount to the Company's Mature products in order to stimulate demand and broaden the appeal of programmable logic. As a result, the

Company experienced a shift in customer demand to its newer, lower-priced offerings from the Mature products. New and Mainstream products were 66.2% of total sales in 1999 as compared to 46.1% and 19.7% of sales in 1998 and 1997, respectively.

Management of the Company believes that lower prices on its newer product families will enable its product offering to compete more favorably with gate array and standard cell technologies, which represent significant market opportunities. During 1999, additional unit sales more than offset the lower selling prices and the Company believes that over time this will continue, but there can be no assurances that this will occur. In 1999, unit sales of New and Mainstream products increased 323.0% and 79.0%, respectively, while average unit selling prices decreased 24.0% and 24.6%, respectively.

In October 1999, the Company sold to Cypress Semiconductor Corporation ("Cypress") the exclusive right to manufacture, market and sell its MAX 5000 programmable logic device product family (a Mature product family) and its equity interest in Cypress Semiconductor (Texas), Inc. The Company recorded a pre-tax gain of $10.3 million. The sale of the MAX 5000 family will not materially affect the Company's future revenues. Excluding the MAX 5000 product family, sales grew 29.8% in 1999 and 6.0% in 1998.

Year over Year Sales Growth by Product Category:


                                             Years Ended December 31,
                                             ------------------------
                                                1999         1998
                                             ----------   -----------

New                                            221.6%       924.8%
Mainstream                                      35.1%        91.1%
Mature                                         -23.9%       -34.3%
Other                                           -0.6%        -1.1%
Total                                           27.9%         3.7%


Customer Sectors

Accompanying the product transition was a sustained shift in customer mix towards the Communications market driven primarily by growth in the networking and telecommunications sectors. Communications represented 66.3% of the Company's business in 1999 as compared to 64.0% of total sales in 1998 and 56.0% in 1997. The Electronic Data Processing market was 15.8%, 17.4% and 23.3% of total sales in 1999, 1998 and 1997, respectively. In 1999, the Industrial, Consumer and other markets comprised 11.4%, 3.0% and 3.5% of total sales, respectively. The Company believes that future revenue growth will be driven by the product demand in the Communication market, but there can be no assurances that this will occur.

Geographic Areas

North America sales were $469.4 million in 1999, 30.8% higher than 1998 sales of $358.9 million. International sales included sales in Europe, Japan and Asia Pacific and were $367.2 million in 1999, 24.3% higher than $295.4 million in 1998. During 1999, sales in Europe increased to $160.0 million or 7.1% from $149.4 million in 1998. In Japan, sales for 1999 increased to $158.5 million or 33.9% from $118.3 million in 1998 and Asia Pacific increased to $48.7 million or 75.9% in 1999 from $27.7 million in 1998. Sales in total grew 27.9% in 1999 primarily due to strength in North American and Japanese networking and telecommunications sectors.

In 1998, North America and Europe sales grew 2.7% and 14.2%, respectively, from 1997. During 1998, Japan experienced a 1.2% increase while Asia Pacific sales declined 18.2% from 1997 owing to significant turmoil in several of the economies comprising that region.

As a percent of total sales, North America sales were 56.1%, 54.9% and 55.4% in 1999, 1998 and 1997, respectively. Sales in Europe were 19.1%, 22.8% and 20.7% in 1999, 1998 and 1997, respectively, and sales in Japan were 19.0%, 18.1% and 18.5% for 1999, 1998 and 1997, respectively. Sales in Asia Pacific were 5.8%, 4.2% and 5.4% of total sales in 1999, 1998 and 1997, respectively.

Year over Year Sales Growth by Geographic Area:

                                                   Year Ended December 31,
                                                   -----------------------
                                                     1999         1998
                                                   --------     ---------

North America                                        30.8%         2.7%
Europe                                                7.1%        14.2%
Japan                                                33.9%         1.2%
Asia Pacific                                         75.9%       -18.2%
Total International                                  24.3%         4.9%
Total                                                27.9%         3.7%



Major items in the statements of operations, expressed as a percentage of sales, were as follows:


                                                              Year Ended December 31,
                                                         -----------------------------------
                                                           1999         1998         1997
                                                         --------     --------     ---------
Cost of sales                                              36.0%        38.1%        37.5%
Gross margin                                               64.0%        61.9%        62.5%
Research and development expenses                          10.3%         9.1%         8.6%
Selling, general and administrative expenses               17.1%        17.3%        17.9%
Income from operations                                     36.6%        35.5%        36.0%
Interest expense                                             --          1.0%         1.9%
Interest and other income, net                              4.4%         2.9%         2.3%
Provision for income taxes                                 13.3%        12.1%        12.4%
Cumulative effect of change in accounting principle          --           --          2.9%
Net income                                                 26.8%        23.6%        21.1%



GROSS MARGIN | Gross margin, as a percentage of sales, was 64.0%, 61.9% and 62.5% in 1999, 1998 and 1997, respectively. The increase in gross margin was primarily attributable to cost reductions as a result of manufacturing process improvements and higher margins earned on the increasing mix of the Company's New products.

Yields on New products continued to improve for the year ended December 31, 1999. This includes improvements in the APEX 20K/20KE, FLEX 10KE and FLEX 10KA product families. The Company also achieved cost reductions on the FLEX 10KA and FLEX 10K families through new wafer process technologies (die shrinks). The Company continues to spend a significant amount of financial resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the second quarter of 1999, difficulties in the supplier's manufacturing process limited the availability of packaging material (piece parts) used in certain of the Company's new and proprietary FineLine BGA ("ball-grid array") packages causing limited production. This in turn limited shipments of the Company's new FLEX 10KE product family. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

RESEARCH AND DEVELOPMENT EXPENSES | Research and development expenses were $86.1 million, $59.9 million and $54.4 million in 1999, 1998 and 1997, respectively, and as a percentage of sales, were 10.3%, 9.1% and 8.6% in 1999, 1998 and 1997, respectively. Research and development expenditures include expenditures for labor, prototype and pre-production costs, development of process technology, development of software to support new products and design environments, and development of new packages.

Research and development expenses increased $26.2 million and $5.5 million in 1999 and 1998, respectively. The increase in absolute dollars for both years was primarily a result of increased headcount, spending on masks, wafers, package development and outside development services relating to the development of new products including FLEX 10KE, MAX 3000A,

MAX 7000A/7000B and APEX 20K/20KE families, as well as development of the Company's Quartus software. The increase in absolute dollars in 1999 was much higher than in 1998 primarily due to Company's concentrated effort on development of new products. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars and will likely exceed eleven percent of sales at least through 2000.

The Company expects to continue to make significant investments in the development of FLEX 10KA/10KE, MAX 3000A, MAX 7000A/7000B, APEX 20K/20KE and Quartus software. During the first quarter of 1999, the Company shipped its newest family of devices, APEX 20K/20KE, and its new fourth generation software design tool, Quartus. APEX 20K/20KE devices utilize a new architecture for programmable logic and address higher density designs. APEX 20K/20KE devices are exclusively supported by the Company's new software design tool, Quartus. Management expects both APEX 20K/20KE devices and Quartus software to be successful in the market, however, the commercial success of these products is dependent on the acceptance of the use of APEX 20K/20KE devices in high-density designs and the acceptance of the Quartus design software. Management can give no assurances on the market acceptance of the Company's products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES | Selling, general and administrative expenses were $143.2 million, $113.2 million and $112.8 million in 1999, 1998 and 1997, respectively, and as a percentage of sales, were 17.1%, 17.3% and 17.9% in 1999, 1998 and 1997, respectively. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Also included in selling, general and administrative expenses are costs related to the direct sales force and field application engineers who work in over thirty field sales offices worldwide and stimulate demand by assisting customers in the use and proper selection of the Company's products. The customers then work with the Company's distributors for order fulfillment and logistical requirements, as over 90% of the Company's sales are made through distributors. The Company intends to continue to increase sales resources in markets and regions where it anticipates this will increase sales, enhance competitive position, or improve customer service.

Selling, general and administrative expenses increased $30.0 million and $0.4 million in 1999 and 1998, respectively. The increase in absolute dollars spent in 1999 was mainly driven by increased personnel expenses for marketing and administration, higher advertising and commission and incentive expenses associated with higher sales. The slight increase in 1998 was mainly due to higher personnel expenses for marketing and administration and higher depreciation and amortization expenses associated with capital spending required to support the Company's information systems, partially offset by lower legal expenses.

INCOME FROM OPERATIONS | Income from operations was $306.0 million, $231.8 million and $227.0 million in 1999, 1998 and 1997, respectively, and as a percentage of sales, was 36.6%, 35.5% and 36.0% in 1999, 1998 and 1997, respectively. The increase in income from operations as a percentage of sales from 1998 to 1999 was primarily due to improvements in gross margin partially offset by increased research and development expenses as a percentage of sales. Income from operations decreased as a percentage of sales from 1997 to 1998 primarily due to a slight decrease in gross margin.

INTEREST AND OTHER INCOME (EXPENSE), NET | Interest and other income (expense) were $37.1 million, $12.3 million and $2.6 million in 1999, 1998 and 1997, respectively, and as a percentage of sales, were 4.4%, 1.9% and 0.4% in 1999, 1998 and 1997, respectively. The increase over the three-year period primarily resulted from increased cash balances available for investment and decreased interest expense. Interest and other income (expense) included interest expense related to the convertible subordinated notes issued in June 1995 which was comprised of interest expense and amortization of debt issuance costs, net of capitalized interest related to the construction of the new headquarters. Interest expense decreased in 1998 due to the conversion of the Company's subordinated notes into common stock in June 1998. No interest expense was incurred in 1999 after the conversion. In 1999, the Company also recorded a pre-tax gain of $10.3 million from the sale of the MAX 5000 Programmable Logic Device product family and its equity interest in Cypress Semiconductor (Texas), Inc.

PROVISION FOR INCOME TAXES | Altera's effective tax rate was 32.5% in 1999 and 1998 and 34.0% in 1997. The reduction from 1997 to 1998 was due in part to an increased amount of earned interest income from tax-exempt investments and a change in the geographic mix of income.

EQUITY INVESTMENT | In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23% and enabling the Company to procure up to 35% of the factory's output at market prices. In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or rights and obligations for the procurement of the factory's output. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The Company's equity in the net loss of WaferTech was $7.6 million for 1999, $10.4 million for 1998 and was not material for 1997.

Production began at the WaferTech joint venture in October 1998 and volume production was achieved in 1999. WaferTech has yet to make a profit and has experienced lower than forecast production yields resulting in lower than forecast output. Although the Company expects future WaferTech production volumes and yields to increase, the ramp up of WaferTech's production has been slower than forecasted and has not met the targeted level to achieve profitability. There can be no assurances that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

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

The cumulative effect prior to 1997 of the change in accounting method was a charge of $18.1 million (net of $9.3 million of income taxes) or $0.09 per diluted share in 1997.

FUTURE RESULTS | Future operating results will depend on the Company's ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors. The Company's efforts in this regard may not be successful. The Company is developing programmable chips for applications that are presently served by other ASIC vendors. These vendors have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. There can be no assurance that the Company will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share to the exclusion of the Company. Moreover, standard cell technologies are increasingly used by the Company's customers to achieve greater integration in their systems; this may not only impede the Company's efforts to penetrate the ASIC market but may also displace the Company's products in the applications that it presently serves. The Company's future growth will depend on its ability to continually, and on a timely basis, introduce new products, and to continue to improve the performance of the Company's products in response to both evolving demands of the market place and competitive product offerings.

The Company is highly dependent upon subcontractors to manufacture silicon wafers and assemble, test and ship product to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Japan, Taiwan, Korea, the Philippines, Hong Kong and Malaysia. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Market demand for silicon wafers has increased significantly during the course of 1999 while supply of such wafers has increased at a much slower rate, resulting in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. Management believes that for at least the next several quarters, demand will exceed the foundry industries ability to supply silicon wafers and that certain companies that rely on the foundry industry will not be successful in securing all of the wafers that they desire, thereby constraining their revenues. The Company believes that under such circumstances it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. The Company believes that it enjoys close working relationships with its principal wafer supplier, TSMC, and as of December 31, 1999, the Company had in its other current assets a deposit of $16.8 million for future wafer allocations from TSMC which will be utilized during 2000, but there can be no assurance the Company will be successful in securing its total desired output from TSMC or that the Company's future growth will not be impaired by the scarcity of silicon wafers.

Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on the Company's operating capabilities. For example, in September 1999 a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at the Company's primary vendor, TSMC, for several days and then only limited production began. It was nearly two weeks before full production resumed and additionally some portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. The Company has sought to diversify its operating risk by participating in the WaferTech joint venture to manufacture silicon wafers with other partners in Camas, Washington. Production began at the WaferTech joint venture in October 1998 and volume production was achieved in 1999. WaferTech has yet to make a profit and has experienced lower than forecast production yields resulting in lower than forecast output. Although the Company expects future WaferTech production volumes and yields to increase, the ramp up of WaferTech's production has been slower than forecasted and has not met the targeted level to achieve profitability. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will make a profit and that WaferTech will not continue to have an adverse impact on the Company's operating results.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed the bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES | During 1999, the Company's operating activities generated net cash of $402.8 million which was primarily attributable to net income of $224.0 million adjusted by non-cash items including equity in loss of WaferTech of $7.6 million, gain on sale of MAX 5000 product family of $10.3 million, depreciation and amortization of $29.4 million, a decrease in inventories of $5.4 million, a decrease in other assets of $19.2 million, an increase in accounts payable and accrued liabilities of $33.7 million, an increase in deferred income on sales to distributors of $66.4 million and an increase in income taxes payable of $76.4 million. These items were partially offset by an increase in deferred income taxes and accounts receivable of $15.1 million and $34.0 million, respectively.

During 1998, the Company's operating activities generated net cash of $270.1 million which was primarily attributable to net income of $154.4 million adjusted by non-cash items including equity in loss of WaferTech of $10.4 million, depreciation and amortization of $30.0 million, a decrease in inventories and other assets of $42.5 million, and an increase in deferred income on sales to distributors and income taxes payable of $47.3 million. These items were partially offset by an increase in deferred income taxes of $6.6 million and a decrease in accounts payable and accrued liabilities of $7.1 million.

INVESTING ACTIVITIES | During 1999, the net cash used by the Company in its investing activities was $314.9 million. The Company invested $29.8 million primarily for manufacturing and data processing equipment and software, and received proceeds of $10.7 million from the sale of the MAX 5000 product family and its equity interest in Cypress Semiconductor (Texas), Inc. Additionally, the Company purchased $233.3 million (net) of short-term investments and made long-term investments, mainly in WaferTech, totaling $62.4 million.

During 1998, the net cash used by the Company in its investing activities was $116.7 million. The Company invested $24.0 million for manufacturing and data processing equipment and software and the construction of the Malaysian design and manufacturing center. Additionally, the Company purchased $93.3 million
(net) of short-term investments.

FINANCING ACTIVITIES | During 1999, the net cash used by the Company in its financing activities was $54.7 million. The Company repurchased 2.2 million shares of its common stock for $87.1 million, partially offset by net proceeds of $29.9 million from the issuance of 5.5 million shares of common stock to employees through various option and employee stock purchase plans. In addition, the Company received $2.4 million from the sale of put warrants.

During 1998, the net cash used by the Company in its financing activities was $45.1 million. The Company repurchased 3.6 million shares of its common stock for $60.3 million, partially offset by net proceeds of $15.2 million from the issuance of 2.5 million shares of common stock to employees through various option and employee stock purchase plans.

FINANCIAL CONDITION | Since its inception, the Company has used a combination of equity and debt financing and cash generated from operations to support its operating activities.

As of December 31, 1999, the Company had $845.7 million of cash, cash equivalents and short-term investments available to finance future growth. Management believes that capital expenditures will increase in 2000 primarily due to anticipated higher expenditures in manufacturing and data processing equipment as well as building improvements in its headquarter facility. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations and capital expenditures through at least 2000.

YEAR 2000 COMPLIANCE | Pursuant to its year 2000 ("Y2K") compliance program, the Company undertook various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. As used herein, the term "computer equipment and software" includes systems that are commonly considered information technology ("IT") systems (e.g., accounting, data processing and telephone systems) as well as those that are not commonly considered IT systems (e.g., manufacturing equipment, building and facility operations systems). In addition, the Company reviewed the software products it sells, and has upgraded and will upgrade such products to offer full Y2K compliance. As of the end of 1999, all computer equipment and software that are material to Altera's internal business operations and all software products that Altera sells were fully compliant with Y2K standards, specifically DISC PD-2000-1 as published by the British Standards Institute. The Company has not incurred and does not anticipate that it will incur material expenditures for the remediation of any Y2K issues.

The Company has not been adversely impacted by Y2K issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. Nor have any of the Company's customers reported any Y2K problems with respect to software products sold by the Company.

EMPLOYEES | The number of employees was 1,398, 1,151 and 1,086 in 1999, 1998 and 1997, respectively, reflecting an increase of 21.5% in 1999 over 1998 and 6.0% in 1998 over 1997.

IMPACT OF CURRENCY AND INFLATION | The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. At the end of 1999, the Company had no open forward contracts. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on Altera's financial results have not been significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 1999 and 1998, the Company's investment portfolio consisted of fixed income securities of $776.5 million and $539.8 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999 and 1998, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

The Company has international subsidiary operations and is, therefore, subject to foreign currency rate exposure. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at December 31, 1999 and 1998, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                  Page

Consolidated Balance Sheets at December 31, 1999 and 1998                           19

Consolidated Statements of Operations for the years ended December 31, 1999,
1998 and 1997                                                                       20

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
1998 and 1997                                                                       21

Consolidated Statements of Stockholders' Equity for the years ended December 31,
1999, 1998 and 1997                                                                 22

Notes to the Consolidated Financial Statements                                      23

Report of Independent Accountants                                                   36

Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

Supplementary Financial Data                                                        37

CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                                 --------------------------
 (In thousands, except par value amount)                                            1999            1998
                                                                                 ----------      ----------
 ASSETS
 Current assets:
 Cash and cash equivalents                                                       $  164,257      $  131,029
 Short-term investments                                                             681,409         448,077
                                                                                 ----------      ----------
        Total cash, cash equivalents, and short-term investments                    845,666         579,106
 Accounts receivable, less allowance for doubtful accounts of $6,865 and
     $8,007, respectively                                                            90,101          56,138
 Inventories                                                                         64,027          69,869
 Deferred income taxes                                                               84,747          69,644
 Other current assets                                                                22,344          24,776
                                                                                 ----------      ----------
        Total current assets                                                      1,106,885         799,533
 Property and equipment, net                                                        155,217         152,320
 Investments and other assets                                                       177,497         141,478
                                                                                 ----------      ----------
                                                                                 $1,439,599      $1,093,331
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                                $   32,272      $   14,479
 Accrued liabilities                                                                 26,758          16,615
 Accrued compensation                                                                25,301          19,356
 Deferred income on sales to distributors                                           227,760         161,160
 Income taxes payable                                                                 9,435              --
                                                                                 ----------      ----------
        Total current liabilities                                                   321,526         211,610
                                                                                 ----------      ----------
 Commitments and contingencies (See Notes 5, 7 and 12)
 Stockholders' equity:
 Common stock;
     $.001 par value; 400,000 shares authorized; 198,630 and 195,270 shares
             issued and outstanding, respectively                                       199             195
 Capital in excess of par value                                                     326,439         314,085
 Retained earnings                                                                  791,435         567,441
                                                                                 ----------      ----------
        Total stockholders' equity                                                1,118,073         881,721
                                                                                 ----------      ----------
                                                                                 $1,439,599      $1,093,331
                                                                                 ==========      ==========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
(In thousands, except per share amounts)                                      1999           1998            1997
                                                                            ---------      ---------       ---------
Sales                                                                       $ 836,623      $ 654,342       $ 631,114
Cost of sales                                                                 301,322        249,474         236,958
                                                                            ---------      ---------       ---------
Gross margin                                                                  535,301        404,868         394,156
Research and development expenses                                              86,065         59,864          54,417
Selling, general and administrative expenses                                  143,214        113,161         112,784
                                                                            ---------      ---------       ---------
Income from operations                                                        306,022        231,843         226,955
Interest expense                                                                   --         (6,362)        (11,701)
Interest and other income, net                                                 37,055         18,702          14,317
                                                                            ---------      ---------       ---------
Income before income taxes, equity investment and cumulative effect of
       change in accounting principle                                         343,077        244,183         229,571
Provision for income taxes                                                    111,499         79,356          78,054
                                                                            ---------      ---------       ---------
Income before equity investment and cumulative effect of change in
       accounting principle                                                   231,578        164,827         151,517
Equity in loss of WaferTech, LLC                                                7,584         10,440              --
                                                                            ---------      ---------       ---------
Income before cumulative effect of change in accounting principle             223,994        154,387         151,517
Cumulative effect of change in accounting principle                                --             --          18,064
                                                                            ---------      ---------       ---------
       Net income                                                           $ 223,994      $ 154,387       $ 133,453
                                                                            =========      =========       =========
Per share:
       Basic
              Income before cumulative effect of change in accounting
                     principle                                              $    1.13      $    0.83       $    0.85
              Cumulative effect of change in accounting principle                  --             --           (0.10)
                                                                            ---------      ---------       ---------
              Net income                                                    $    1.13      $    0.83       $    0.75
                                                                            =========      =========       =========
       Diluted
              Income before cumulative effect of change in accounting
                     principle                                              $    1.08      $    0.78       $    0.77
              Cumulative effect of change in accounting principle                  --             --           (0.09)
                                                                            ---------      ---------       ---------
              Net income                                                    $    1.08      $    0.78       $    0.68
                                                                            =========      =========       =========
Shares used in computing per share amounts:
       Basic                                                                  198,079        186,986         177,050
       Diluted                                                                207,464        203,178         205,232

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
(In thousands)                                                                1999            1998            1997
                                                                           ---------      ---------       ---------
Cash Flows from Operating Activities:
Net income                                                                 $ 223,994       $ 154,387       $ 133,453
Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of change in accounting principle                         --              --          18,064
       Equity in loss of WaferTech, LLC                                        7,584          10,440              --
       Gain on sale of MAX 5000 product family                               (10,275)             --              --
       Depreciation and amortization                                          29,416          30,038          27,105
       Deferred income taxes                                                 (15,103)         (6,568)         (8,368)
       Changes in assets and liabilities:
              Accounts receivable, net                                       (33,963)           (887)         13,235
              Inventories                                                      5,375          29,014         (23,085)
              Other assets                                                    19,232          13,446           4,548
              Accounts payable and accrued liabilities                        33,671          (7,113)          9,282
              Deferred income on sales to distributors                        66,425          32,892          32,555
              Income taxes payable                                            76,423          14,420          14,861
                                                                           ---------       ---------       ---------
                 Cash provided by operating activities                       402,779         270,069         221,650
                                                                           ---------       ---------       ---------
Cash Flows from Investing Activities:
Purchases of property and equipment                                          (29,821)        (23,950)        (80,879)
Proceeds from sale of MAX 5000 product family                                 10,700              --              --
Net change in short-term investments                                        (233,332)        (93,269)       (144,746)
Investment in WaferTech, LLC                                                 (60,500)             --              --
Net change in other long-term investments                                     (1,928)            552         (56,997)
                                                                           ---------       ---------       ---------
                 Cash used for investing activities                         (314,881)       (116,667)       (282,622)
                                                                           ---------       ---------       ---------
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                    29,945          15,214          12,945
Repurchase of common stock                                                   (87,053)        (60,348)             --
Proceeds from sale of put warrants                                             2,438              --              --
                                                                           ---------       ---------       ---------
                 Cash (used for) provided by financing activities            (54,670)        (45,134)         12,945
                                                                           ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                          33,228         108,268         (48,027)
Cash and cash equivalents at beginning of year                               131,029          22,761          70,788
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of year                                   $ 164,257       $ 131,029       $  22,761
                                                                           =========       =========       =========
Cash paid during the year for:
       Income taxes                                                        $  45,335       $  73,526       $  77,853
       Interest                                                                   --           6,568          13,225
Supplemental disclosure of non-cash activities:
       Conversion of subordinated debt into common stock                          --         226,787              --
       Issuance of common stock for acquisition                                2,927              --              --

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                              Common Stock
                                                             Number of        and Capital                                Total
                                                               Common         In Excess of          Retained         Stockholders'
(In thousands)                                                 Shares           Par Value           Earnings             Equity
                                                           --------------     --------------     --------------      --------------
Balance, December 31, 1996                                        175,208     $       90,644     $      279,601      $      370,245
Tax benefit resulting from employee stock transactions                 --             20,044                 --              20,044
Issuance of common stock                                            3,162             12,945                 --              12,945
Net income                                                             --                 --            133,453             133,453
                                                           --------------     --------------     --------------      --------------
Balance, December 31, 1997                                        178,370            123,633            413,054             536,687
Tax benefit resulting from employee stock transactions                 --              8,969                 --               8,969
Issuance of common stock                                            2,542             15,239                 --              15,239
Repurchase of common stock                                         (3,620)           (60,348)                --             (60,348)
Conversion of subordinated debt into common stock                  17,978            226,787                 --             226,787
Net income                                                             --                 --            154,387             154,387
                                                           --------------     --------------     --------------      --------------
Balance, December 31, 1998                                        195,270            314,280            567,441             881,721
Tax benefit resulting from employee stock transactions                 --             64,101                 --              64,101
Issuance of common stock                                            5,467             29,945                 --              29,945
Issuance of common stock for acquisition                               58              2,927                 --               2,927
Repurchase of common stock                                         (2,165)           (87,053)                --             (87,053)
Proceeds from sales of put warrants                                    --              2,438                 --               2,438
Net income                                                             --                 --            223,994             223,994
                                                           --------------     --------------     --------------      --------------
Balance, December 31, 1999                                        198,630     $      326,638     $      791,435      $    1,118,073
                                                           ==============     ==============     ==============      ==============

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company

Altera Corporation (the "Company"), founded in 1983, designs, manufactures and markets high-performance, high-density, programmable logic devices and associated computer aided engineering logic development tools. Programmable logic devices are semiconductor chips that may be programmed on-site, using software tools that run on personal computers or engineering workstations. Altera's CMOS-based programmable logic devices address high-speed, high-density and low-power applications in the telecommunications, data communications, computer peripheral, and industrial markets.

On June 19, 1997, the Company was reincorporated in the State of Delaware. In connection with the reincorporation, as approved by the stockholders, the number of authorized shares of the Company's common stock was increased to four hundred million (400,000,000) and each share of common stock was assigned a par value of $.001. The accompanying financial statements have been restated to give effect to the reincorporation.

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

COMMON STOCK SPLIT | On April 21, 1999, the Board of Directors of the Company approved a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on May 4, 1999. The dividend shares were distributed to stockholders on May 19, 1999. All share and per share data has been retroactively restated to reflect the two-for-one stock split for all periods presented.

RECLASSIFICATIONS | Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. Such reclassifications had no effect on previously reported results of operations or retained earnings.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS | Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date which approximated amortized cost. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses that are deemed to be other than temporary are reflected in income.

INVENTORIES | Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market. The inventories at December 31, 1999 and 1998 were comprised of the following:


                                           December 31,
                                       --------------------
(In thousands)                           1999         1998
                                       -------      -------
Raw materials and work in process      $40,612      $46,272
Finished goods                          23,415       23,597
                                       -------      -------
       Total inventories               $64,027      $69,869
                                       =======      =======

PROPERTY AND EQUIPMENT | Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to five years are used for equipment and office furniture and forty years for buildings. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Property and equipment at December 31, 1999 and 1998 was comprised of the following components:


                                                    December 31,
                                               -------------------------
(In thousands)                                   1999            1998
                                               ---------       ---------
Land                                           $  20,753       $  20,496
Building                                          80,893          80,338
Equipment and software                           130,016         115,332
Office furniture and fixtures                     11,755          10,287
Leasehold improvements                             1,623           1,183
                                               ---------       ---------
Property and equipment, at cost                  245,040         227,636
Accumulated depreciation and amortization        (89,823)        (75,316)
                                               ---------       ---------
Property and equipment, net                    $ 155,217       $ 152,320
                                               =========       =========

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

FAIR VALUE OF FINANCIAL INSTRUMENTS | For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

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

The Company sells its products to distributors and original equipment manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires collateral, such as letters of credit, whenever deemed necessary. In 1999, the three largest distributors, each of which accounted for more than 10% of total sales, accounted for 34%, 19% and 13% of sales. In 1998, the three distributors accounted for 30%, 21% and 11% of sales, whereas in 1997, they each accounted for 32%, 18% and 11% of sales, respectively.

At December 31, 1999 and 1998, three distributors, each of which accounted for more than 10% of the Company's accounts receivable, accounted for 49% and 58%, respectively, of total accounts receivable in aggregate.

FOREIGN EXCHANGE CONTRACTS | The Company purchases the majority of its materials and services in U.S. dollars and its foreign sales are billed in U.S. dollars. As of December 31, 1999 and 1998, the Company had no open foreign exchange contracts for the purchase or sale of foreign currencies. The Company may choose to enter into such contracts in the future should conditions appear favorable.

REVENUE RECOGNITION | The Company recognizes revenue from product sales upon shipment to OEMs and end-users. Reserves for sales returns and allowances are recorded at the time of shipment. The Company's sales to distributors are made under agreements allowing for returns or credits under certain circumstances and, effective the first day of 1997, the Company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end-user. See Note 15.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed the bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

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

FOREIGN CURRENCY TRANSLATION | The U.S. dollar is the functional currency for each of the Company's foreign subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in "Interest and other income, net."

NEW ACCOUNTING PRONOUNCEMENTS | In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000, and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2001, will not have a material effect on the Company's financial statements.

Note 3: Income Per Share

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options. Diluted income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted income per share, the tax benefit resulting from employee stock transactions and the average stock price for the period are used in determining the number of shares assumed to be purchased from exercise of stock options. A reconciliation of basic and diluted income per share is presented below:


                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
(In thousands, except per share amounts)                                        1999           1998           1997
                                                                              ---------      ---------      ---------
Basic:
       Income before cumulative effect of change in accounting principle      $ 223,994      $ 154,387      $ 151,517
       Cumulative effect of change in accounting principle                           --             --        (18,064)
                                                                              ---------      ---------      ---------
       Net income                                                             $ 223,994      $ 154,387      $ 133,453
                                                                              =========      =========      =========
       Weighted shares outstanding                                              198,079        186,986        177,050
                                                                              =========      =========      =========

       Per share:
       Income before cumulative effect of change in accounting principle      $    1.13      $    0.83      $    0.85
       Cumulative effect of change in accounting principle                           --             --          (0.10)
                                                                              ---------      ---------      ---------
       Net income                                                             $    1.13      $    0.83      $    0.75
                                                                              =========      =========      =========
Diluted:
       Income before cumulative effect of change in accounting principle      $ 223,994      $ 154,387      $ 151,517
       Effect of 5.75% convertible subordinated notes                                --          4,039          7,224
                                                                              ---------      ---------      ---------
       Income before cumulative effect of change in accounting principle
        including the effect of dilutive securities                             223,994        158,426        158,741
       Cumulative effect of change in accounting principle                           --             --        (18,064)
                                                                              ---------      ---------      ---------
       Net income                                                             $ 223,994      $ 158,426      $ 140,677
                                                                              =========      =========      =========

       Weighted shares outstanding                                              198,079        186,986        177,050
       Effect of dilutive securities:
       Stock options                                                              9,385          8,066         10,202
       5.75% convertible subordinated notes                                          --          8,126         17,980
                                                                              ---------      ---------      ---------
                                                                                207,464        203,178        205,232
                                                                              =========      =========      =========
       Per share:
       Income before cumulative effect of change in accounting principle      $    1.08      $    0.78      $    0.77
       Cumulative effect of change in accounting principle                           --             --          (0.09)
                                                                              ---------      ---------      ---------
       Net income                                                             $    1.08      $    0.78      $    0.68
                                                                              =========      =========      =========

Note 4: Marketable Securities

The Company's portfolio of marketable securities consists of the following:


                                                               December 31,
                                                          ----------------------
 (In thousands)                                             1999          1998
                                                          --------      --------
 Money market funds                                       $  5,919      $  6,833
 Municipal bonds                                           485,926       475,469
 U.S. government and agency obligations                     41,011         9,170
 Corporate bonds                                           161,319        17,291
 Certificates of deposit and other debt securities          82,282        31,086
                                                          --------      --------
                                                          $776,457      $539,849
                                                          ========      ========

The Company's portfolio of marketable securities by contractual maturity is as follows:


                                                               December 31,
                                                          ----------------------
 (In thousands)                                             1999          1998
                                                          --------      --------
 Due in one year or less                                  $250,372      $163,231
 Due after one year through two years                      526,085       376,618
                                                          --------      --------
                                                          $776,457      $539,849
                                                          ========      ========

At December 31, 1999 and 1998, the net unrealized gains and losses on securities were immaterial.

Note 5: Joint Venture

In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain rights and obligations to procure up to 27% of the factory's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23%. This increased investment in WaferTech provides the Company with additional rights and obligations to procure up to 35% of the factory's future output. In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or rights and obligations for the procurement of the factory's output. WaferTech began wafer production in October 1998. Based on WaferTech's production projections, the Company believes that it will meet its minimum purchase obligations from WaferTech through at least 2000.

The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The carrying value of the investment in WaferTech exceeded the Company's share of the net assets of WaferTech due to a portion of TSMC's equity contribution being paid through the grant of manufacturing and technology obligations and licenses along with certain real estate and equipment purchase options. This difference will be amortized over the useful lives of the assets that gave rise to the difference. The Company's equity in the loss of WaferTech was $7.6 million for 1999, $10.4 million for 1998 and was not material for 1997.

The Company has an obligation to guarantee a pro rata share of debt incurred by WaferTech up to a maximum of $45 million. To date, the Company has not been called upon to guarantee any debt incurred by WaferTech. In May 1998, WaferTech secured a loan facility of up to $350 million which was subsequently reduced to $225 million in December 1998. This loan facility was increased to $350 million in 1999.

Summarized financial information for WaferTech as of, and for the years ended, December 31, 1999 and 1998 is as follows:


                                 December 31,
                         -----------------------------
(In thousands)               1999              1998
                         -----------       -----------
Current assets           $    74,877       $    25,068
Total assets               1,069,141           804,074
Current liabilities           84,315            25,410
Total liabilities            429,455           218,083

Total revenues           $   156,852       $     6,802
Net loss                     (47,132)          (70,885)

Note 6: Investments and Obligations

At December 31, 1999 and 1998, the Company's long-term investments were primarily related to its investment in WaferTech of $173.7 million and $123.4 million, respectively. At December 31, 1999, the Company had in its other current assets a deposit of $16.8 million for future wafer allocations from Taiwan Semiconductor Manufacturing Company ("TSMC") that will be utilized during 2000.

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


Note 7: Commitments

The Company leases certain of its sales facilities under non-cancelable lease agreements expiring at various times through 2004. The leases require the Company to pay property taxes, insurance, maintenance and repair costs. Future minimum lease payments under all non-cancelable operating leases are as follows:


Years ending December 31,               (In thousands)
---------------------------------------------------------------
2000                                     $  2,911
2001                                        1,803
2002                                        1,424
2003                                          541
2004                                          182
Thereafter                                     --
                                         --------
                                         $  6,861
                                         ========

The Company has the option to extend or renew most of its leases. Rental expense under all operating leases amounted to $2.8 million, $2.5 million and $4.4 million in 1999, 1998 and 1997, respectively.

Note 8: Convertible Subordinated Notes

In June 1995, the Company issued $230.0 million of convertible subordinated notes due in June 2002 and bearing an interest rate of 5.75%, payable semi-annually. The notes were convertible into shares of the Company's common stock at a price of $12.80 per share.

On May 15, 1998, the Company called for the redemption of the notes effective June 16, 1998. As a result, substantially all of the notes were converted into 17,977,298 shares of common stock with the remaining notes redeemed at a price of $1,033.06 per $1,000 principal amount of the notes. Total semi-annual interest paid on the notes during 1998 was $6.5 million. The unamortized debt issuance costs as of the redemption date of approximately $3.1 million was recorded as a reduction to additional paid-in-capital.

Note 9: Stockholders' Equity

COMMON STOCK REPURCHASES | On July 15, 1996, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock. During fiscal 1996, the Company repurchased a total of 600,000 shares of common stock for an aggregate price of $4.3 million. In June 1998, the Company's Board of Directors increased the number of shares authorized for repurchase to 6 million shares. During fiscal 1998, the Company repurchased a total of 3,620,000 shares of common stock for an aggregate cost of $60.3 million. In April 1999, in connection with the stock split, the Company's Board of Directors authorized doubling, from 6 million to 12 million, the number of shares authorized for repurchase. During fiscal 1999, the Company repurchased a total of 2,165,000 shares of common stock for an aggregate cost of $87.1 million. Since the inception of the repurchase program through December 31, 1999, the Company has repurchased a total of 6,385,000 shares. All shares were retired upon acquisition.

PUT WARRANTS | In December 1999, the Company sold put warrants to an independent third party. These put warrants entitle the holder the right to sell 500,000 shares of Altera's common stock to Altera at a specified price on the maturity date. The cash proceeds from the sales of the put warrants were $2.4 million and have been included in capital in excess of par value. As of December 31, 1999, warrants for all 500,000 shares were outstanding. These warrants will expire between March 2000 and June 2000 and have an exercise price of $44.93 per share.

Note 10: Stock-Based Compensation Plans

At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies APB No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its two fixed stock option plans and its stock purchase plan.

STOCK OPTION PLANS | The 1996 Stock Option Plan and the 1998 Director Stock Option Plan had 18.0 million shares and 340,000 shares reserved for issuance, respectively. As of December 31, 1999, 2.3 million shares and 253,000 shares were available for future grants, respectively.

Any shares reserved for issuance under the 1987 Stock Option Plan and the 1988 Director Stock Option Plan relating to ungranted stock options were cancelled upon the adoption of the new option plans. As of December 31, 1999, previously granted shares totaling 7.4 million shares and 776,000 shares, respectively, remained unexercised.

The 1998 Director Stock Option Plan provides for the periodic issuance of stock options to members of the Company's Board of Directors who are not employees of the Company. Under all stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options granted prior to October 1997 generally vest over five years at annual increments as determined by the Board of Directors. In October 1997, the Board of Directors approved a proposal to shorten the vesting period for new grants under the 1996 Stock Option Plan whereby options granted subsequent to September 30, 1997 will generally vest over four years at annual increments as determined by the Board of Directors.

A summary of the Company's stock option activity and related weighted average exercise prices for the years ended December 31 are as follows:


                                                            1999                      1998                       1997
                                                      --------------------      --------------------      --------------------
(In thousands, except price per share amounts)        Shares       Price        Shares       Price        Shares        Price
                                                      ------      --------      ------      --------      ------      --------
Options outstanding - beginning of year               25,474      $  10.91      24,866      $   9.59      25,000      $   2.54
Stock options:
Granted                                                4,562         41.92       4,414         20.06       4,032         21.66
Exercised                                             (5,138)         4.46      (2,110)         4.20      (2,800)         3.03
Forfeited                                             (1,509)        14.78      (1,696)        12.79      (1,366)         8.21
                                                      ------      --------      ------      --------      ------      --------
Options outstanding - end of year                     23,389      $  18.12      25,474      $  10.91      24,866      $   9.59
                                                      ======      ========      ======      ========      ======      ========


                                                                       1999                   1998                 1997
                                                                 ------------------    --------------------   -----------------
(In thousands, except price per share amounts)                   Shares      Price     Shares       Price     Shares    Price
                                                                 ------    ---------   ------     ---------   ------  ---------
Options vested and exercisable at end of year                     7,713    $    7.60    8,944     $    5.00    6,976  $    4.00
Weighted-average fair value per share of options granted
  during the year                                                          $   20.23              $    8.42           $    9.21
Weighted-average fair value per share of purchase rights
  granted during the year                                                  $    8.07              $    5.05           $    5.83


                                               Options Outstanding                                   Options Exercisable
                     ----------------------------------------------------------------   ------------------------------------------
                                      Number        Weighted Average                     Number Exercisable at
 Range of            Outstanding at 12/31/99   Remaining Contractual   Weighted Average               12/31/99   Weighted Average
 Exercise Prices              (In thousands)           Life (years)     Exercise Price         (In thousands)    Exercise Price
 -----------------            --------------         --------------     --------------         --------------   ----------------
 $  0.21 - $  3.55                     4,059                   3.44     $         2.56                  3,887   $           2.59
 $  3.56 - $ 10.91                     4,250                   5.81               9.30                  1,625               8.19
 $ 11.00 - $ 15.31                     4,539                   7.41              14.42                  1,108              13.53
 $ 15.41 - $ 17.50                     3,916                   7.23              17.25                    861              17.23
 $ 17.53 - $ 41.75                     4,677                   9.12              32.05                    230              23.12
 $ 42.06 - $ 63.50                     1,948                   9.91              46.68                      2              52.74
                              --------------         --------------     --------------         --------------   ----------------
                                      23,389                   6.95     $        18.12                  7,713   $           7.60
                              ==============         ==============     ==============         ==============   ================


Effective January 30, 1998, the Company offered employees, except all officers and director-level employees, the right to reprice their stock options granted from January 1, 1995 through January 19, 1998. The repriced options have an exercise price of $17.13, the fair value of the Company's common stock on the effective date, and the vesting schedule of such options was extended by three months. In connection with this action, approximately 2.6 million options were repriced that previously had a weighted average exercise price of $24.25.

EMPLOYEE STOCK PURCHASE PLAN | As of December 31, 1999, the 1987 Employee Stock Purchase Plan had 6.6 million shares of common stock reserved for issuance. Under the terms of the Employee Stock Purchase Plan, full-time employees, nearly all of whom are eligible to participate, can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock with a maximum of $25,000 per year. The purchase price of the stock is 85 percent of the lower of the closing price at the beginning or at the end of each six-month offering period. The Company does not recognize compensation cost related to employee purchase rights under the Plan. Approximately 90 to 95 percent of eligible employees participated in the plan in 1999, and approximately 85 to 90 percent and 75 to 80 percent of eligible employees participated in 1998 and 1997, respectively.

Sales under the Employee Stock Purchase Plan in 1999, 1998 and 1997 were 317,239, 443,126 and 346,588 shares of common stock at an average price of $21.62, $14.26 and $12.73 per share, respectively. There were 595,711 shares available for future purchases under the Employee Stock Purchase Plan as of December 31, 1999.

The Company received a $64.1 million, $9.0 million and $20.0 million tax benefit in 1999, 1998 and 1997, respectively, on the exercise of non-qualified stock options and on the disposition of stock acquired with an incentive stock option or through the Employee Stock Purchase Plan.

PRO FORMA NET INCOME AND NET INCOME PER SHARE | The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value on the grant date.

To compute the estimated grant date fair value of the Company's stock option grants in 1999, 1998 and 1997, respectively, the Black-Scholes method was used with the following weighted-average assumptions: expected volatility of 53.2%, 48.0% and 40.6%, risk-free interest rates of 5.7%, 5.2% and 6.2%, expected lives from vesting date of 0.83, 0.73 and 0.56 years, and dividend yields of 0%.

Pro forma compensation cost is also recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively: an expected life of six months for all years; expected volatility of 45.9%, 56.0% and 44.7%; risk-free interest rates of 4.5%, 5.3% and 5.3%; and dividend yields of 0%.

Had the Company recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123, for awards granted under its Stock Option Plans and Stock Purchase Plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1999, 1998 and 1997:


 (In thousands, except per share amounts)                       1999          1998         1997
                                                            -----------   -----------   -----------
Pro forma net income                                        $   199,850   $   139,986   $   116,054
Pro forma net income per share:
Basic                                                       $      1.01   $      0.75   $      0.66
Diluted                                                            0.97          0.72          0.61


Note 11: Income Taxes

U.S. and foreign components of income before income taxes were:


                                             Years Ended December 31,
                                       ------------------------------------
(In thousands)                             1999          1998          1997
                                       --------      --------      --------
United States                          $280,254      $207,273      $229,436
Foreign                                  62,823        36,910           135
                                       --------      --------      --------
       Income before income taxes      $343,077      $244,183      $229,571
                                       ========      ========      ========

Unremitted earnings of the Company's foreign subsidiaries that are considered permanently invested outside the United States and on which no deferred taxes have been provided, aggregate to approximately $51.3 million at December
31, 1999.

The provision for income taxes consists of:


                                                                                     Years Ended December 31,
                                                                             -----------------------------------------
 (In thousands)                                                                 1999            1998            1997
                                                                             ---------       ---------       ---------
 Current tax expense:
 United States                                                               $ 113,510       $  62,978       $  70,399
 State                                                                          15,365          15,488          14,328
 Foreign                                                                         6,793           7,458           1,695
                                                                             ---------       ---------       ---------
        Total current tax expense                                              135,668          85,924          86,422
 Deferred taxes:
 United States                                                                 (18,064)         (1,833)         (6,008)
 State                                                                          (4,552)         (1,549)         (2,360)
 Foreign                                                                        (1,553)         (3,186)             --
                                                                             ---------       ---------       ---------
 Total deferred taxes                                                          (24,169)         (6,568)         (8,368)
                                                                             ---------       ---------       ---------
        Total provision for income taxes                                     $ 111,499       $  79,356       $  78,054
                                                                             =========       =========       =========

The tax benefit associated with the Company's equity in the net loss of WaferTech (Note 5) reduced taxes currently payable by $15.6 and $5.0 million for 1999 and 1998, respectively. The benefit for 1997 was not material.

Deferred tax assets (liabilities) were as follows:


(In thousand)                                 1999            1998
                                            ---------       ---------
Assets:
Accrued expenses and reserves               $  80,591       $  60,448
Acquisition costs                               6,779           6,613
State taxes                                     1,107           4,788
Other                                          13,569           3,856
                                            ---------       ---------
       Gross deferred tax assets              102,046          75,705
Depreciation                                  (13,300)         (2,090)
Deferred tax asset valuation allowance         (3,999)         (3,971)
                                            ---------       ---------
       Net deferred tax assets              $  84,747       $  69,644
                                            =========       =========

The change in deferred taxes includes $9.1 million of deferred taxes related to the investment in WaferTech. The valuation allowances of $4.0 million at December 31, 1999 and 1998 are attributable to deferred tax assets from the 1994 acquisition of Intel's programmable logic business. Sufficient uncertainty exists regarding the realizability of these assets and, accordingly, valuation allowances are required.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:


                                                        Years Ended December 31,
                                              -----------------------------------------
(In thousands)                                   1999            1998            1997
                                              ---------       ---------       ---------
Tax provision at U.S. statutory rates         $ 120,077       $  85,464       $  80,350
State taxes net of federal benefit                8,920           8,061           7,290
Foreign income taxed at lower rates              (9,040)         (6,830)             --
Interest income on municipal obligations         (5,950)         (5,014)         (4,270)
Other net                                        (2,508)         (2,325)         (5,316)
                                              ---------       ---------       ---------
       Total provision for income taxes       $ 111,499       $  79,356       $  78,054
                                              =========       =========       =========


Note 12: Litigation

The Company is a party to lawsuits or may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations. The Company's major litigation matters as of December 31, 1999 are described below.

In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counter-claimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In October - December 1999, the Court ruled on the motions. In the Xilinx suit, the Court ruled that one of Xilinx's claims is invalid and another claim was withdrawn. The Court also ruled that issues of infringement and validity on the remaining claims are subject to trial scheduled to begin May 8, 2000. In the Company's suit, the Court granted that one of the Company's patents is invalid, granted that one patent is not infringed, and granted another patent is not literally infringed but denied non-infringement under doctrine of equivalence. The trial for the Company's suit is scheduled to begin June 19, 2000. The Court also ordered that the parties engage in mediation, which began February 24, 2000; although no substantial progress to resolution has been made, mediation is continuing. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's products, including but not limited to MAX 5000, MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating other of the Company's patents. Although no assurances can be given as to the results of these cases, the Company believes that it has meritorious defenses to the claims asserted in the Xilinx suit and intends to defend itself vigorously in this matter.

In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, the Company answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that the Company is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Corporation entered into an agreement with AMD which includes assuming both the claims against the Company and the claims against AMD and has replaced AMD in the suit with Vantis Corporation, a wholly owned subsidiary of Lattice. Due to the nature of the litigation, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Lattice will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 7000, FLEX 8000, MAX 9000 and FLEX 10K product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter.

In November 1999, the Company filed suit against Clear Logic Inc. ("Clear Logic") alleging that Clear Logic is unlawfully appropriating the Company's registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with the Company's relationships and contracts with its customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using the Company's mask work technology and from interfering with the Company's customers. Clear Logic has answered the complaint by denying that it is infringing the Company's mask work technology and denying that it has unlawfully interfered with the Company's relationships and contracts with its customers. Clear Logic has also filed a counterclaim against the Company for unfair competition under California law alleging that the Company has made false statements to its customers regarding Clear Logic. Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter.

Note 13: Segment and Geographic Information

The Company operates in a single industry segment comprising the design, development, manufacture, and sale of CMOS programmable logic integrated circuits and associated engineering development software and hardware. The Company's sales by major geographic area (based on destination) were as follows:


                                      Years Ended December 31,
                                ------------------------------------
(In thousands)                    1999          1998          1997
                                --------      --------      --------
North America:
United States                   $438,807      $336,295      $300,068
Other                             30,561        22,627        49,380
                                --------      --------      --------
       Total North America       469,368       358,922       349,448
Europe                           160,027       149,391       130,827
Japan                            158,513       118,342       116,981
Asia Pacific                      48,715        27,687        33,858
                                --------      --------      --------
       Total                    $836,623      $654,342      $631,114
                                ========      ========      ========

The majority of the Company's long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the Company's total. There was no single end customer providing more than 10% of the Company's sales for years ended December 31, 1999, 1998 and 1997.

Note 14: Employee Benefits Plans

The Company has a plan to provide retirement and incidental benefits for its eligible employees, known as the Altera Corporation Savings and Retirement Plan ("the Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees. Participants in the Plan may make salary deferrals of up to 20% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the Plan, the Company makes a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $1,500 per participant per year. Participants become fully vested as to the matching contribution after five years. Company contributions to the Plan were $1.3 million in 1999 and $1.1 million in each of 1998 and 1997.

Note 15: Accounting Change - Recognition of Revenue on Sales to Distributors

In October 1997, the Company changed its accounting method for recognizing revenue on sales to distributors with an effective date of January 1, 1997. The Company previously recognized revenue upon shipment to distributors net of appropriate reserves for sales returns and allowances. Following the accounting change, revenue recognition on shipments to distributors is deferred until the products are resold to the end customers. The Company believes that deferral of revenue on distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of results of operations and is more consistent with industry practice and, therefore, is a preferable method of accounting. The cumulative effect prior to 1997 of the change in accounting method was a charge of $18.1 million (net of $9.3 million of income taxes) or $0.09 per diluted share in 1997. The estimated pro forma effect of the accounting change on prior years' results is as follows:


                                                                                  Year Ended
                                                                                  December 31,
(In thousands, except per share amounts)                                              1997
As reported:                                                                      ------------
       Sales                                                                      $    631,114
       Net income                                                                      133,453
       Diluted net income per share                                                       0.68
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively:
       Sales                                                                           631,114
       Net income                                                                      151,517
       Diluted net income per share                                                       0.77

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Altera Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 15 to the consolidated financial statements, in 1997 the Company changed its method of recognizing revenue.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 18, 2000

Supplementary Financial Data

Quarterly Financial Information (UNAUDITED)


 (In thousands, except per share amounts)     First Quarter       Second Quarter       Third Quarter      Fourth Quarter
                                              --------------      --------------      --------------      --------------
1999
 Sales                                        $      186,399      $      197,783      $      215,121      $      237,320
 Gross profit                                        117,245             125,515             138,414             154,127
 Net income                                           46,975              51,078              55,572              70,369
 Basic net income per share                             0.24                0.26                0.28                0.35
 Diluted net income per share                           0.23                0.25                0.27                0.34

1998
 Sales                                        $      157,216      $      160,476      $      164,218      $      172,432
 Gross profit                                         97,126              98,785             101,707             107,250
 Net income                                           35,135              36,616              40,143              42,493
 Basic net income per share                             0.20                0.20                0.21                0.22
 Diluted net income per share                           0.18                0.19                0.20                0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company and their ages are as follows:


             Name                   Age                               Position with the Company
             ----                   ---                               -------------------------

Rodney Smith .................      59      Chairman of the Board of Directors, President and Chief Executive Officer
C. Wendell Bergere ...........      54      Vice President, General Counsel and Secretary
Denis Berlan .................      49      Executive Vice President and Chief Operating Officer
Erik Cleage ..................      39      Senior Vice President, Marketing
John R. Fitzhenry ............      50      Vice President, Human Resources
Michael Jacobs ...............      40      Senior Vice President, Worldwide Sales
Nathan Sarkisian .............      41      Senior Vice President and Chief Financial Officer
Charles M. Clough(1) .........      71      Director
Michael A. Ellison(2)(3) .....      54      Director
Paul Newhagen(1) .............      50      Director
Robert W. Reed(3) ............      53      Director
Deborah D. Rieman ............      50      Director
William E. Terry(1)(2) .......      66      Director

------------------

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

Michael Jacobs joined the Company in January 2000 as Senior Vice President, Worldwide Sales. Prior to joining the Company, he was Vice President, North American Sales at Analog Devices and previous to that held various management positions at National Semiconductor.

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

Paul Newhagen, a co-founder of the Company, has served as a director of the Company since July 1987. In March 1998, Mr. Newhagen retired from his position as Vice President, Administration of the Company, a position he had held since December 1984. From June 1993 to November 1994, he served as a consultant to the Company. From 1983 to 1993, Mr. Newhagen held various management positions at the company, including Vice President of Finance and Administration, Chief Financial Officer and Secretary.

Robert W. Reed has served as a director of the Company since October 1994. In 1996, Mr. Reed retired from his position as Senior Vice President of Intel Corporation, a semiconductor manufacturer. From 1983 to 1991 Mr. Reed was Intel's Chief Financial Officer.

Deborah D. Rieman has served as a director of the Company since May 1996. Dr. Rieman currently manages a private investment fund and consults to Internet start-up companies. Until May 1999, Dr. Rieman was the President and Chief Executive Officer of CheckPoint Software Technologies, Inc. ("CheckPoint"), an Internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems Inc., a computer software company, Sun Microsystems Inc., a computer networking company, and Xerox Corp., a diversified electronics manufacturer.

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

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

1.    Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.     Financial Statement Schedules.

All schedules have been omitted as they are either not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.    Exhibits.


Exhibit
Number                                Exhibit
------                                -------
3.1         Certificate of Incorporation filed with the Delaware Secretary of
            State on March 25, 1997 (which became the Certificate of
            Incorporation of the Registrant on June 19, 1997).(15)
3.2         By-laws of the Registrant as adopted May 5, 1997 (which became the
            By-laws of the Registrant on June 19, 1997).(15)
4.1         Specimen copy of certificate for shares of Common Stock of the
            Registrant.(16)
10.1(*)     License Agreement dated as of July 12, 1994 with Intel
            Corporation.(9)
10.2        Supply Agreement dated as of July 12, 1994 with Intel
            Corporation.(9)
10.3(a)+    1987 Stock Option Plan, and forms of Incentive and Nonstatutory
            Stock Option Agreements, as amended March 22, 1995 and as restated
            effective May 10, 1995.(12)
10.4(b)+    1987 Employee Stock Purchase Plan, and form of Subscription
            Agreement, as restated effective May 26, 1999.
10.22(*)    Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock Purchase Agreement and Patent
            License Agreement, all dated March 31, 1987.(1)
10.26       Form of Indemnification Agreement entered into with each of the
            Registrant's officers and directors.(16)
10.33(b)+   1988 Director Stock Option Plan and form of Outside Director
            Nonstatutory Stock Option Agreement restated effective May 7, 1997.
10.37       LSI Products Supply Agreement with Sharp Corporation, dated October
            1, 1993.(7)
10.37(a)    Letter Agreement, dated August 20, 1996, by and between Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.
10.37(b)    Letter Agreement, dated May 22, 1997, by and between Registrant and
            Sharp Corporation, amending the LSI Product Supply Agreement, dated
            October 1, 1993.
10.37(c)    Letter Agreement, dated May 22, 1998, by and between Registrant and
            Sharp Corporation, amending the LSI Product Supply Agreement, dated
            October 1, 1993.
10.38+      Altera Corporation Nonqualified Deferred Compensation Plan and Trust
            Agreement dated February 1 1994, and form of Deferred Compensation
            Agreement.(7)
10.39       Wafer Supply Agreement dated June 26, 1995 between Registrant and
            Taiwan Semiconductor Manufacturing Co., Ltd.(11)
10.41       Memorandum of Intent dated October 1, 1995 between Registrant and
            Taiwan Semiconductor Manufacturing Co., Ltd.(13)
10.42       Amendment No. 1 dated as of October 1, 1995 to Wafer Supply
            Agreement dated as of June 26, 1995 by and between Registrant and
            Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement
            1 dated as of June 26, 1995 between Registrant and Taiwan
            Semiconductor Manufacturing Co., Ltd.(13)
10.42(a)    Amendment of Wafer Supply Agreement dated June 1, 1997 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
10.43       Option Agreement 2 dated as of October 1, 1995 by and between
            Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. (13)


10.45(a)+   1996 Stock Option Plan, as amended October 5, 1999.(13)
10.45(b)+   Form of Stock Option Agreement under 1996 Stock Option Plan.(13)
10.47       Second Amended and Restated Limited Liability Company Agreement of
            Wafertech, LLC, a Delaware limited liability company, dated as of
            October 28, 1997.(16)(17)
10.47(a)    Amendment to Second Amended and Restated Limited Liability Company
            Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of November 30, 1998.
10.47(b)    Second Amendment to Second Amended and Restated Limited Liability
            Company Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of January 1999.
10.48       Purchase Agreement by and between Taiwan Semiconductor Manufacturing
            Co., Ltd., as Seller, and Analog Devices, Inc., the Registrant and
            Integrated Silicon Solutions, Inc., as Buyers (dated as of June 25,
            1996).(14)
10.50       Agreement and Plan of Merger dated June 18, 1997.(15)
10.51(a)+   1998 Director Stock Option Plan.(18)
10.51(b)+   Form of Stock Option Agreement under 1998 Director Stock Option
            Plan.(18)
10.52       Assignment and Assumption Agreement, dated as of January 29, 1999, by and between Registrant and Analog Devices, Inc.(18)
10.53       Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(19)
10.54       Product Distribution Agreement with Wyle Electronics Incorporated, effective January 26, 1999.(19)
10.55+      Form of restricted Stock Purchase Agreement.(20)
#11.1       Computation of Earnings per Share (included on pages 24 and 25).
#13.1(**)   Annual Report to Stockholders for the fiscal year ended December 31,
            1999 (to be deemed filed only to the extent required by the instructions to Exhibits for Reports on Form 10-K).
#21.1       Subsidiaries of the Registrant.
#23.1       Consent of PricewaterhouseCoopers LLP.
#24.1       Power of Attorney (included on page 42).
#27.1       Financial Data Schedule.


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

(18) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a), "Exhibits," of the registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.

(19) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the registrant's Report on Form 10-Q for the quarter ended March 31, 1999.

(20) Incorporated by reference to identically numbered exhibits filed in response to Item 8, "Exhibits." of the registrant's Registration Statement on Form S-8 (File No. 333-31304), filed on February 29, 2000.

(*) Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

(**)  To be filed by amendment.

(b)   Reports on Form 8-K.
      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf, by the undersigned thereto duly authorized.

                                          ALTERA CORPORATION

                                          By: /s/ NATHAN SARKISIAN
                                             ------------------------------
                                                  Nathan Sarkisian
                                                  Senior Vice President and
                                                  Chief Financial Officer

March 24, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



              Signature                                     Capacity in Which Signed                                Date
              ---------                                     ------------------------                                ----
 /s/  RODNEY SMITH                  President, Chief Executive Officer (Principal Executive Officer) and        March 22, 2000
-----------------------------       Chairman of the Board of Directors
 Rodney Smith

 /s/  NATHAN SARKISIAN              Senior Vice President and Chief Financial Officer                           March 22, 2000
-----------------------------       (Principal Financial and Accounting Officer)
 Nathan Sarkisian

 /s/  CHARLES M. CLOUGH             Director                                                                    March 22, 2000
-----------------------------
 Charles M. Clough

 /s/  MICHAEL A. ELLISON            Director                                                                    March 22, 2000
-----------------------------
 Michael A. Ellison

 /s/  PAUL NEWHAGEN                 Director                                                                    March 22, 2000
-----------------------------
 Paul Newhagen

 /s/  ROBERT W. REED                Director                                                                    March 22, 2000
-----------------------------
 Robert W. Reed

 /s/  DEBORAH D. RIEMAN             Director                                                                    March 22, 2000
-----------------------------
 Deborah D. Rieman

 /s/  WILLIAM E. TERRY              Director                                                                    March 22, 2000
-----------------------------
William E. Terry