Form 10-K/A
period 1999-12-31
ALTERA CORP
filed 2000-03-29
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -----------------------


                                   FORM 10-K/A
                               (AMENDMENT NO. 1)



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

                101 INNOVATION DRIVE, SAN JOSE, CALIFORNIA 95134
          (Address of Principal Executive Offices, including Zip Code)

                                 (408) 544-7000
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ____

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $14,554,443,000 as of March 1, 2000, based upon the closing sale price on the Nasdaq National Market for that date.

        There were 199,520,091 shares of the registrant's Common Stock issued and outstanding as of March 1, 2000.

        This Report on Form 10-K/A (Amendment No. 1) is being filed for the sole purpose of adding an exhibit to the Report on Form 10-K filed by the registrant on March 24, 2000.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 10-K

        (a)     The following document is filed as part of this Amendment No. 1:



Exhibit No.       Description
-----------       -----------
#13.1(a)          Annual Report to Stockholders for the fiscal year ended
                  December 31, 1999 (to be deemed filed only to the extent
                  required by the instructions to Exhibits for Reports on Form
                  10-K).


-------------------
(a)     Filed herewith.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf, by the undersigned thereto duly authorized.


                                        ALTERA CORPORATION


                                        By: /s/ Nathan Sarkisian
                                           ------------------------------------
                                           Nathan Sarkisian
                                           Senior Vice President and
                                           Chief Financial Officer

March 29, 2000

                                 EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------
#13.1(a)          Annual Report to Stockholders for the fiscal year ended
                  December 31, 1999 (to be deemed filed only to the extent
                  required by the instructions to Exhibits for Reports on Form
                  10-K).




-------------------
(a)     Filed herewith.