Form 10-Q
period 2000-03-31
ALTERA CORP
filed 2000-05-12
CIK 768251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------                        EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------                        EXCHANGE ACT OF 1934


                        For the transition period from to


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


                        Yes   X             No
                             ---               ---

     Number of shares of common stock outstanding at May 5, 2000: 199,068,428

PART I            FINANCIAL INFORMATION                                         NUMBER

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999..................................................   3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999 ............................   4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999.............................   5

         Notes to Condensed Consolidated Financial Statements...................   6

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................   9

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.............  14

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings......................................................  15

ITEM 5:  Other Information......................................................  16

ITEM 6:  Exhibits and Reports on Form 8-K.......................................  16


Signatures      ................................................................  17

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                          MARCH 31,          DECEMBER 31,
                                                            2000                1999
                                                        -------------        ------------
ASSETS

Current assets:
  Cash and cash equivalents                              $  270,161          $  164,257
  Short-term investments                                    660,540             681,409
                                                         ----------          ----------
       Total cash, cash equivalents,
          and short-term investments                        930,701             845,666
  Accounts receivable, net                                  119,334              90,101
  Inventories                                                81,597              64,027
  Deferred income taxes                                     101,360              84,747
  Other current assets                                       17,379              22,344
                                                         ----------          ----------
       Total current assets                               1,250,371           1,106,885

Property and equipment, net                                 163,375             155,217
Investments and other assets                                175,903             177,497
                                                         ----------          ----------
                                                         $1,589,649          $1,439,599
                                                         ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   33,970          $   32,272
  Accrued liabilities                                        29,144              26,758
  Accrued compensation                                       22,849              25,301
  Deferred income on sales to distributors                  259,696             227,760
  Income taxes payable                                       17,583               9,435
                                                         ----------          ----------
       Total current liabilities                            363,242             321,526
                                                         ----------          ----------
Stockholders' equity:
  Common stock                                                  200                 199
  Capital in excess of par value                            361,015             326,439
  Retained earnings                                         866,589             791,435
  Accumulated other comprehensive loss                       (1,397)                  -
                                                         ----------          ----------
       Total stockholders' equity                         1,226,407           1,118,073
                                                         ----------          ----------
                                                         $1,589,649          $1,439,599
                                                         ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          -------------------------------
                                                             2000                  1999
                                                             ----                  ----
Sales                                                       $272,781             $186,399
Costs & expenses:
   Cost of sales                                              94,590               69,154
   Research and development expenses                          34,442               17,023
   Selling, general and administrative expenses               43,378               32,320
                                                            --------             --------
Total costs and expenses                                     172,410              118,497
                                                            --------             --------
Income from operations                                       100,371               67,902
Interest and other income, net                                10,548                4,618
                                                            --------             --------
Income before income taxes and equity investment             110,919               72,520
Provision for income taxes                                    34,386               23,569
                                                            --------             --------
Income before equity investment                               76,533               48,951
Equity in loss of WaferTech, LLC                              (1,379)              (1,976)
                                                            --------             --------
Net income                                                  $ 75,154             $ 46,975
                                                            ========             ========
INCOME PER SHARE:
   Basic                                                    $   0.38             $   0.24
                                                            ========             ========
   Diluted                                                  $   0.36             $   0.23
                                                            ========             ========
WEIGHTED SHARES OUTSTANDING:
   Basic                                                     199,269              195,866
                                                            ========             ========
   Diluted                                                   209,776              205,374
                                                            ========             ========

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                               2000            1999
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 75,154        $ 46,975
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in loss of WaferTech, LLC                             1,379           1,976
   Depreciation and amortization                                7,721           7,448
   Deferred income taxes                                      (15,720)         (1,000)
   Changes in assets and liabilities:
     Accounts receivable, net                                 (29,233)          3,971
     Inventories                                              (17,931)         (5,117)
     Other assets                                               4,965           6,587
     Accounts payable and accrued liabilities                   1,632          (2,494)
     Deferred income on sales to distributors                  31,936         (15,540)
     Income taxes payable                                      35,639          18,716
                                                             --------        --------
Cash provided by operating activities                          95,542          61,522
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (15,487)         (5,663)
  Net change in short-term investments                         18,579          36,062
  Investment in WaferTech, LLC                                      -         (37,500)
                                                             --------        --------
Cash provided by (used for) investing activities                3,092          (7,101)
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                    7,270           6,276
  Repurchase of common stock                                        -         (12,846)
                                                             --------        --------
Cash provided by (used for) financing activities                7,270          (6,570)
                                                             --------        --------
Net increase in cash and cash equivalents                     105,904          47,851
Cash and cash equivalents at beginning of period              164,257         131,029
                                                             --------        --------
Cash and cash equivalents at end of period                   $270,161        $178,880
                                                             ========        ========
Cash paid during the period for:
  Income taxes                                               $ 13,928        $    976

     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Organization and Basis of Presentation:

The condensed consolidated financial information as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1999 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report and Form 10-K, as filed on March 24, 2000, with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any future periods.

The Company has interim periods that end on the Friday nearest March 31st. For presentation purposes, the interim financial statements and accompanying notes refer to the Company's interim periods ending as of March 31st.


Note 2 - Balance Sheet Details (in thousands):

                                                     March 31,      December 31,
                                                       2000             1999
                                                     ---------      ------------
Inventories:
  Raw materials and work-in-process                  $ 56,553         $ 40,612
  Finished goods                                       25,044           23,415
                                                     --------         --------
                                                     $ 81,597         $ 64,027
                                                     ========         ========

Property and equipment:
  Land                                               $ 21,040         $ 20,753
  Building                                             83,080           80,893
  Equipment and software                              140,175          130,016
  Office furniture and fixtures                        12,389           11,755
  Leasehold improvements                                1,699            1,623
                                                     --------         --------
                                                      258,383          245,040
  Accumulated depreciation and amortization           (95,008)         (89,823)
                                                     --------         --------
                                                     $163,375         $155,217
                                                     ========         ========

Note 3 - Comprehensive Income:

Comprehensive income, including net income and unrealized loss on available-for-sale investments, was $73.8 million for the first quarter of 2000. Comprehensive income approximated net income of $47.0 million for the same quarter last year.

Accumulated other comprehensive loss of $1.4 million presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized loss on available-for-sale investments of $2.3 million, net of income taxes of $0.9 million.


Note 4 - Income Per Share:

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

A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                           2000              1999
                                                           ----              ----
Basic:
Net income                                               $ 75,154          $ 46,975
                                                         ========          ========
Weighted average common shares outstanding                199,269           195,866
                                                         ========          ========
Basic income per share                                   $   0.38          $   0.24
                                                         ========          ========

Diluted:

Net income                                               $ 75,154          $ 46,975
                                                         ========          ========

Weighted average common shares outstanding                199,269           195,866
Dilutive stock options                                     10,507             9,508
                                                         --------          --------
Weighted average common shares outstanding                209,776           205,374
                                                         ========          ========

Diluted income per share                                 $   0.36          $   0.23
                                                         ========          ========

Note 5 - Common Stock Repurchase:

In April 2000, the Company repurchased 1,415,000 shares of common stock for an aggregate cost of $111.5 million. The repurchased shares were retired upon acquisition. The Company did not repurchase any shares during the first quarter of 2000. Since the inception of the repurchase program, the Company has repurchased a total of 7,800,000 shares.

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


Note 7 - Subsequent events:

During the second quarter of 2000, the Company acquired two privately-held companies, DesignPRO Inc. ("DesignPRO") and Right Track CAD Inc. ("Right Track"). DesignPRO, located in Nepean, Ontario, Canada, is a provider of intellectual property (IP) cores and custom design solutions, specializing in optical internetworking technologies. Right Track, located in Toronto, Ontario, Canada, develops architectural and computer aided design (CAD) tools for advanced programmable logic devices (PLDs). The acquisitions will be accounted for as purchases. The aggregate purchase consideration includes amounts that will be allocated to in-process research and development, which will be recorded as a one-time charge in the second quarter, deferred compensation, which will be amortized to research and development expense over two years for DesignPRO and four years for Right Track, and other intangible assets, which will be amortized to research and development expense over four years.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements in this Report. Factors that could cause actual results to differ materially from projected results include but are not limited to risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to continue to achieve die size reductions, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products, continued demand for the Company's existing products, and general market conditions. Additional risk factors are disclosed in the Company's 1999 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

     The Company classifies its products into the following categories. New products consist of the Company's 3.3-volt (or lower) families, are manufactured on a 0.35-micron (or finer) geometry and are made up of the FLEX 10KA/10KE, FLEX 6000/6000A, MAX 3000A, MAX 7000A/7000B, APEX 20K/20KE and ACEX 1K families. Mainstream products include the MAX 7000S, MAX 9000 and FLEX 10K families. Mature products consist of the Classic, MAX 7000 and FLEX 8000 families. Other products include tools, FLASHlogic, configuration devices and MPLDs.

     Sales during the first quarter of 2000 were $272.8 million, 46.3% higher than the $186.4 million reported for the same period last year. Sales in the first quarter of 2000 increased from the same period last year primarily due to increases in unit sales of New and Mainstream products. The increase in sales was partially offset by decreases in average unit selling prices as well as lower unit sales of Mature products. Sales of New products during the first quarter of 2000 were $114.8 million, 187.0% higher than the $40.0 million reported for the same period last year. Sales of Mainstream products increased to $90.1 million in the first quarter of 2000, a 28.7% increase from $69.9 million in the first quarter of 1999. During the same period, sales of Mature products decreased 14.8% to $51.3 million from $60.2 million, while sales of other products increased 2.3% to $16.6 million from $16.3 million. Management expects that the decline in sales of the Mature products, which presently comprise approximately 18.8% of the Company's revenue base, will continue. The Company's ability to maintain or increase sales in the future is dependent on sales of New and Mainstream product families increasing more rapidly than the decline in sales of Mature product families. While management is optimistic that New and Mainstream product sales will increase, there can be no assurances that New and Mainstream product sales growth will offset the decline in sales of Mature products.

     Sales in North America, Europe and Asia Pacific increased, while sales in Japan declined as a percentage of total sales during the first quarter of 2000 compared to the same period last year. Sales in North America increased 46.8% to $154.5 million from $105.2 million, Europe increased 73.2% to $61.9 million from $35.8 million and Asia Pacific increased 57.7% to $15.4 million from $9.7 million. Japan sales increased 14.8% to $41.0 million from $35.7 million, but declined as a percentage of total sales.

     In October 1999, the Company sold to Cypress Semiconductor Corporation ("Cypress") the exclusive right to manufacture, market and sell its MAX 5000 programmable logic device product family (a Mature product family) and its equity interest in Cypress Semiconductor (Texas), Inc. Excluding the MAX 5000 product family, total sales during the first quarter of 2000 grew 48.9% over the same period last year.

Gross Margin

     Gross Margin, as a percentage of sales, was 65.3% and 62.9% for the three months ended March 31, 2000 and 1999, respectively. The increase in gross margin was primarily attributable to cost reductions as a result of manufacturing process improvements.

     Yields on New products continued to improve for the first quarter ended March 31, 2000. This includes improvements in the APEX 20K/20KE, FLEX 10KE and FLEX 10KA product families. The Company continues to spend a significant amount of financial resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the fourth quarter of 1999, process control issues associated with WaferTech's volume ramp up resulted in low die yields on FLEX 10KA and FLEX 10KE products leading to reduced product availabilty in these families. As a result, the Company was unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

Research and Development

     Research and development expenditures for the three months ended March 31, 2000 and 1999 were $34.4 million and $17.0 million, or 12.6% and 9.1% of sales, respectively. Research and development expenditures include expenditures for labor, prototype and developmental wafer supply costs, development of process technology, development of software to support new products and design environments, and development of new packages.

     Research and development expenses in the first quarter of 2000 increased $17.4 million from the same period last year. The increase in absolute dollars was primarily a result of increased headcount, spending on masks, wafers, package development and outside development services relating to the development of new products including FLEX 10KE, MAX 7000A/7000B, APEX 20K/20KE and ACEX 1K/2K families, as well as development of the Company's Quartus software. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars primarily due to the Company's efforts to develop new products.

     The Company expects to continue to make significant investments in the development of FLEX 10KA, MAX 7000A/7000B, APEX 20K/20KE, ACEX 1K/2K, Quartus software and future products. During the first quarter of 1999, the Company shipped a new family of devices, APEX 20K, and its new fourth generation software design tool, Quartus. During the fourth quarter of 1999, the Company began shipping its APEX 20KE family of devices. The APEX 20KE family offers advanced features over the APEX 20K family including lower power consumption, faster performance, expanded I/O support and smaller die sizes. APEX 20K/20KE devices utilize a new architecture for programmable logic and address higher density designs. APEX 20K/20KE devices are exclusively supported by the Company's new software design tool, Quartus. Management expects both APEX 20K/20KE devices and Quartus software to be successful in the market, however, the commercial success of these products is dependent on the acceptance of the use of APEX 20K/20KE devices in high-density designs and the acceptance of the Quartus design software. Management can give no assurances on the market acceptance of the Company's products.

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

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were $43.4 million and $32.3 million, or 15.9% and 17.3% of sales, respectively. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Also included in selling, general and administrative expenses are costs related to the direct sales force and field application engineers who work in field sales offices worldwide and stimulate demand by assisting customers in the use and proper selection of the Company's products.

     Selling, general and administrative expenses in the first quarter of 2000 increased $11.1 million from the same period last year. The increase in absolute dollars was mainly driven by increased personnel expenses for marketing and administration, higher advertising and higher commission and incentive expenses associated with higher sales.

Income from Operations

     Income from operations for the three months ended March 31, 2000 and 1999 was $100.4 million and $67.9 million, or 36.8% and 36.4% of sales, respectively. The year-to-year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin partially offset by increased research and development expenses as a percentage of sales.

Interest and Other Income

     Interest and other income for the three months ended March 31, 2000 and 1999 was $10.5 million and $4.6 million, respectively. Interest and other income consists mainly of interest income on cash balances available for investment. The increase in interest and other income was primarily due to the increase in interest income related to higher cash balances available for investment and higher interest rates.

Provision for Income Taxes

     The Company's effective tax rate was 31.0% and 32.5% for the three months ended March 31, 2000 and 1999, respectively. The reduction in effective tax rate primarily resulted from the reinstitution of the research and development tax credit and a change in the geographic mix of revenue.

Equity Investment

     In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain obligations and rights to procure up to 27% of the joint-venture's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23%. This increased investment in WaferTech provides the Company with additional obligations and rights to procure up to 35% of the joint-venture's future output. In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or obligations and rights for the procurement of the joint-venture's output. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. The Company's equity in the loss of WaferTech was $1.4 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively. WaferTech has experienced lower than forecast production yields resulting in lower than forecast output. Although the Company expects future WaferTech production volumes and yields to increase, the ramp up of WaferTech's production has been slower than forecasted and has not met the targeted level to achieve profitability.


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

     The Company is highly dependent upon subcontractors to manufacture silicon wafers and assemble, test and ship product to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Hong Kong, Japan, Korea, Malaysia, the Philippines and Taiwan. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Market demand for silicon wafers increased significantly during the course of 1999 and through the first quarter of 2000, while supply of such wafers has increased at a much slower rate, resulting in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. Management believes that for at least the next several quarters, demand will exceed the foundry industry's ability to supply silicon wafers and that certain companies that rely on the foundry industry will not be successful in securing all of the wafers that they desire, thereby constraining their revenues. The Company believes that under such circumstances it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. The Company believes that it enjoys close working relationships with its principal wafer supplier, TSMC, and as of March 31, 2000, the Company had in its other current assets a deposit of $8.4 million for future wafer allocations from TSMC which will be utilized during the second quarter of 2000. However, there can be no assurance the Company will be successful in securing its total desired output from TSMC or that the Company's future growth will not be impaired by the scarcity of silicon wafers.

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

Liquidity and Capital Resources

     During the first quarter of 2000, cash, cash equivalents and short-term investments increased by $85.0 million to $930.7 million from $845.7 million at December 31, 1999. During the first three months of 2000, the Company's operating activities generated net cash of $95.5 million. This cash flow was primarily attributable to net income of $75.2 million, adjusted by non-cash items including equity in the loss of WaferTech of $1.4 million, depreciation and amortization of $7.7 million, an increase in deferred income on sales to distributors and income taxes payable of $31.9 million and $35.6 million, respectively. These items were partially offset by an increase in deferred income taxes, accounts receivable and inventories of $15.7 million, $29.2 million and $17.9 million, respectively.

     During the first three months of 2000, cash provided by investing activities was $3.1 million. The Company invested $15.5 million primarily for manufacturing and data processing equipment and software, and building improvements in its headquarter's facility. The Company also sold $18.6 million
(net) of short-term investments. Cash provided by financing activities of $7.3 million for the first three months of 2000 represented proceeds from the issuance of 1.2 million shares of common stock to employees through various stock option and award plans.

Financial Condition

     Since its inception, the Company has used a combination of equity and debt financing and cash generated from operations to support its operating activities.

     As of March 31, 2000, the Company had $930.7 million of cash, cash equivalents and short-term investments available to finance future growth. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations, capital expenditures and common stock repurchases for at least the next year.

Impact of Currency and Inflation

     The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. The Company has, in the past, entered into forward contracts to hedge against currency fluctuations and to meet contractual commitments denominated in foreign currencies. As of March 31, 2000, the Company had no open forward contracts. The Company may choose to enter into such contracts from time to time should conditions appear favorable. Effects of inflation on the Company's financial results have not been significant.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2000 and 1999, the Company's investment portfolio consisted of fixed income securities of $838.5 million and $528.7 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000 and 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

     The Company has international subsidiary operations and is, therefore, subject to foreign currency rate exposure. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at March 31, 2000 and 1999, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

PART II OTHER INFORMATION


ITEM 1: Legal Proceedings

     The Company is a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations. The Company's major litigation matters as of March 31, 2000 are described below.

     In June 1993, Xilinx, Inc. ("Xilinx") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. In June 1993, the Company brought suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company. In April 1995, the Company filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of the Company's patents. In May 1995, Xilinx counter-claimed against the Company in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case has been transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In October 1999 - December 1999, the Court ruled on the motions. In the Xilinx suit, the Court ruled that one of Xilinx's claims is invalid and another claim was withdrawn. The Court also ruled that issues of infringement and validity on the remaining claims are subject to trial which has been re-scheduled to begin October 5, 2000. In the Company's suit, the Court granted that one of the Company's patents is invalid, granted that one patent is not infringed, and granted another patent is not literally infringed but denied non-infringement under doctrine of equivalence. The Court also ordered that the parties engage in mediation, which began February 24, 2000; although no substantial progress to resolution has been made, mediation is continuing. Due to the nature of the litigation with Xilinx and because the lawsuits are still in the pre-trial stage, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's products, including but not limited to MAX 7000, FLEX 8000 or MAX 9000 families of products, or succeed in invalidating other of the Company's patents. Although no assurances can be given as to the results of these cases, the Company believes that it has meritorious defenses to the claims asserted in the Xilinx suit and intends to defend itself vigorously in this matter.

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


ITEM 5: Other Information

     During the second quarter of 2000, the Company acquired two privately-held companies, DesignPRO Inc. ("DesignPRO") and Right Track CAD Inc. ("Right Track"). DesignPRO, located in Nepean, Ontario, Canada, is a provider of intellectual property (IP) cores and custom design solutions, specializing in optical internetworking technologies. Right Track, located in Toronto, Ontario, Canada, develops architectural and computer aided design (CAD) tools for advanced programmable logic devices (PLDs). The acquisitions will be accounted for as purchases. The aggregate purchase consideration includes amounts that will be allocated to in-process research and development, which will be recorded as a one-time charge in the second quarter, deferred compensation, which will be amortized to research and development expense over two years for DesignPRO and four years for Right Track, and other intangible assets, which will be amortized to research and development expense over four years.


ITEM 6: Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1 Financial Data Schedule for the three months ended March 31, 2000.

        (b) Reports on Form 8-K

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALTERA CORPORATION

                                       /s/ NATHAN SARKISIAN
                                       --------------------------
                                       Nathan Sarkisian, Senior Vice President
                                       (duly authorized officer) and  Chief
                                       Financial Officer (principal financial
                                       officer)

                                       Date: May 12, 2000

                               INDEX TO EXHIBITS

  Exhibit
  Number       Description
  -------      -----------
   27.1        Financial Data Schedule for the three months ended March 31,
               2000.