Form 10-K/A
period 1999-12-31
ALTERA CORP
filed 2000-08-11
CIK 768251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-K/A
                                (AMENDMENT NO. 2)

                                ---------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $13,629,411,000 as of August 4, 2000, based upon the closing sale price on the Nasdaq National Market for that date. Shares of the Registrant's Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

There were 199,483,649 shares of the Registrant's Common Stock issued and outstanding as of August 4, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 5 and 6 of Part II incorporate information by reference from the Annual Report to Stockholders for the fiscal year ended December 31, 1999.

Items 11, 12 and 13 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders held on May 10, 2000.

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

This Annual Report on Form 10-K/A (Amendment No. 2) is being filed for the sole purpose of adding Exhibit 10.43(a) to the Annual Report on Form 10-K filed by the Registrant on March 24, 2000. Item 14 of the Registrant's Annual Report on Form 10-K is hereby amended in its entirety as follows:

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

10.2(*)         Supply Agreement dated as of July 12, 1994 with Intel Corporation.(9)

10.3(a)+        1987 Stock Option Plan, and forms of Incentive and  Nonstatutory Stock Option Agreements, as amended
                March  22, 1995 and as restated effective May 10, 1995.(12)

##10.4(b)+      1987 Employee Stock Purchase Plan, and form of Subscription Agreement, as restated effective May 26,
                1999.

10.22(*)        Advanced Micro Devices, formerly MMI, Settlement Agreement and associated Series E Preferred Stock
                Purchase Agreement and Patent License Agreement, all dated March 31, 1987.(1)

10.26           Form of Indemnification Agreement entered into with each of the Registrant's officers and directors.(16)

##10.33(b)+     1988 Director Stock Option Plan and form of Outside Director Nonstatutory Stock Option Agreement restated effective May 7, 1997.

10.37           LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(7)

##10.37(a)      Letter  Agreement, dated August 20, 1996, by and between Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.

##10.37(b)      Letter Agreement, dated May 22, 1997, by and between Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.

##10.37(c)      Letter Agreement, dated May 22, 1998, by and between Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.

10.38+          Altera Corporation Nonqualified Deferred Compensation Plan and Trust Agreement dated February 1 1994, and form of Deferred Compensation Agreement.(7)

10.39(*)        Wafer Supply Agreement dated June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing
                Co., Ltd.(11)

10.41(*)        Memorandum of Intent dated October 1, 1995 between Registrant and Taiwan Semiconductor Manufacturing
                Co., Ltd.(13)

10.42(*)        Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(13)

##10.42(a)      Amendment of Wafer Supply Agreement dated June 1, 1997 by and between Registrant and Taiwan
                Semiconductor Manufacturing Co., Ltd.

10.43(*)        Option Agreement 2 dated as of October 1, 1995 by and between Registrant and Taiwan Semiconductor
                Manufacturing Co., Ltd. (13)

#10.43(a)(**)   Amendment dated as of December 1, 1999 to Option Agreement 2 between Registrant and Taiwan
                Semiconductor Manufacturing Co., Ltd. dated October 1, 1995.

10.45(a)+       1996 Stock Option Plan, as amended October 5, 1999.(13)

10.45(b)+       Form of Stock Option Agreement under 1996 Stock Option Plan.(13)

10.47           Second Amended and Restated Limited Liability Company Agreement of WaferTech, LLC, a Delaware limited liability company, dated as of October 28, 1997.(16)(17)

##10.47(a)      Amendment to Second Amended and Restated Limited Liability Company Agreement of WaferTech, LLC, a Delaware
                limited liability company, dated as of November 30, 1998.

##10.47(b)      Second Amendment to Second Amended and Restated Limited Liability Company Agreement of
                WaferTech, LLC, a Delaware limited liability company, dated as of January 1999.

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

10.52           Assignment and Assumption Agreement, dated as of January 29, 1999, by and between Registrant and
                Analog Devices, Inc.(18)

10.53           Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(19)

10.54           Product Distribution Agreement with Wyle Electronics Incorporated, effective January 26, 1999.(19)

10.55+          Form of Restricted Stock Purchase Agreement.(20)

##11.1          Computation of Earnings per Share (included on page 26).

##13.1          Annual Report to Stockholders for the fiscal year ended December 31, 1999 (to be deemed filed only to the extent  required by the instructions to Exhibits for Reports on Form 10-K).

##21.1          Subsidiaries of the Registrant.

##23.1          Consent of PricewaterhouseCoopers LLP.

##24.1          Power of Attorney (included on page 43).

##27.1          Financial Data Schedule.


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

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 7, "Exhibits," of the Registrant's Report on Form 8-K dated October 15, 1994 and 8-K/A dated December 15, 1994.

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

#    Filed herewith.

##   Previously filed.

(*) Confidential treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

(**) Confidential treatment has been requested for portions of this exhibit.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) thereof.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf, by the undersigned thereto duly authorized.

                                    ALTERA CORPORATION


                                    By: /s/ NATHAN SARKISIAN
                                       -----------------------------------------
                                       Nathan Sarkisian
                                       Senior Vice President and Chief Financial
                                       Officer

August 11, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                              Capacity in Which Signed                           Date
           ---------                              ------------------------                           ----

              *                      President, Chief Executive Officer (Principal            August 11, 2000
------------------------------       Executive Officer) and Chairman of the Board of
Rodney Smith                         Directors

/s/ NATHAN SARKISIAN                 Senior Vice President and Chief Financial Officer        August 11, 2000
------------------------------       (Principal Financial and Accounting Officer)
Nathan Sarkisian

              *                      Director                                                 August 11, 2000
------------------------------
Charles M. Clough

              *                      Director                                                 August 11, 2000
------------------------------
Michael A. Ellison

              *                      Director                                                 August 11, 2000
------------------------------
Paul Newhagen

              *                      Director                                                 August 11, 2000
------------------------------
Robert W. Reed

              *                      Director                                                 August 11, 2000
------------------------------
Deborah D. Rieman

              *                      Director                                                 August 11, 2000
------------------------------
William E. Terry



* By: /s/ NATHAN SARKISIAN
     ---------------------------------------
      Nathan Sarkisian, as attorney-in-fact
