Form 10-Q
period 2000-06-30
ALTERA CORP
filed 2000-08-14
CIK 768251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the transition period from _________to


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


                              Yes [X]   No [ ]


   Number of shares of common stock outstanding at August 4, 2000: 199,483,649

                                                                                   NUMBER
PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000
                      and December 31, 1999 .........................................3

               Condensed Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2000 and 1999 .............4

               Condensed Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2000 and 1999 .......................5

               Notes to Condensed Consolidated Financial Statements .................6

ITEM 2:        Management's Discussion and Analysis of Financial Conditions
                      and Results of Operations .....................................10

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk............15



PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings  ...................................................16

ITEM 4:        Submission of Matters to a Vote of Security Holders  .................18

ITEM 5:        Other Information ....................................................18

ITEM 6:        Exhibits and Reports on Form 8-K .....................................19


Signatures...........................................................................20

PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                       JUNE 30,          DECEMBER 31,
                                                         2000               1999
                                                     -----------         -----------
ASSETS

Current assets:
  Cash and cash equivalents                          $   303,581         $   164,257
  Short-term investments                                 579,965             681,409
                                                     -----------         -----------
       Total cash, cash equivalents,
                                                         883,546             845,666
          and short-term investments
  Accounts receivable, net                               163,137              90,101
  Inventories                                            117,874              64,027
  Deferred income taxes                                  109,670              84,747
  Other current assets                                    12,517              22,344
                                                     -----------         -----------
       Total current assets                            1,286,744           1,106,885

Property and equipment, net                              176,492             155,217
Investments and other assets                             198,901             177,497
                                                     -----------         -----------
                                                     $ 1,662,137         $ 1,439,599
                                                     ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    56,298         $    32,272
  Accrued liabilities                                     27,097              26,758
  Accrued compensation                                    27,287              25,301
  Deferred income on sales to distributors               328,075             227,760
  Income taxes payable                                    16,216               9,435
                                                     -----------         -----------
       Total current liabilities                         454,973             321,526
                                                     -----------         -----------
Stockholders' equity:
  Common stock                                               199                 199
  Capital in excess of par value                         411,842             326,439
  Retained earnings                                      835,274             791,435
  Deferred stock-based compensation                      (39,190)                 --
  Accumulated other comprehensive loss                      (961)                 --
                                                     -----------         -----------
       Total stockholders' equity                      1,207,164           1,118,073
                                                     -----------         -----------
                                                     $ 1,662,137         $ 1,439,599
                                                     ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                                        ALTERA CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                        ---------------------------         ---------------------------
                                                           2000              1999              2000              1999
                                                        ---------         ---------         ---------         ---------
Sales                                                   $ 340,686         $ 197,783         $ 613,467         $ 384,182
Costs and expenses:
   Cost of sales                                          114,685            72,268           209,275           141,422
   Research and development                                38,896            19,862            73,338            36,885
   Selling, general and administrative                     48,819            33,741            92,197            66,061
   Acquired in-process research and development             6,305                --             6,305                --
                                                        ---------         ---------         ---------         ---------
Total costs and expenses                                  208,705           125,871           381,115           244,368
                                                        ---------         ---------         ---------         ---------
Income from operations                                    131,981            71,912           232,352           139,814
Interest and other income, net                             10,398             6,005            20,946            10,623
                                                        ---------         ---------         ---------         ---------
Income before income taxes and equity investment          142,379            77,917           253,298           150,437

Provision for income taxes                                (44,138)          (25,323)          (78,524)          (48,892)
Equity in income (loss) of WaferTech, LLC                      21            (1,516)           (1,358)           (3,492)
                                                        ---------         ---------         ---------         ---------
Net income                                              $  98,262         $  51,078         $ 173,416         $  98,053
                                                        =========         =========         =========         =========
INCOME PER SHARE:
   Basic                                                $    0.49         $    0.26         $    0.87         $    0.50
                                                        =========         =========         =========         =========
   Diluted                                              $    0.47         $    0.25         $    0.83         $    0.48
                                                        =========         =========         =========         =========
WEIGHTED SHARES OUTSTANDING:
   Basic                                                  198,818           197,533           199,044           196,699
                                                        =========         =========         =========         =========
   Diluted                                                209,298           206,748           209,539           206,060
                                                        =========         =========         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      ---------------------------
                                                                         2000              1999
                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 173,416         $  98,053
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in loss of WaferTech, LLC                                     1,358             3,492
     Depreciation and amortization                                       17,137            13,948
     Write-off of acquired in-process research and development            6,305                --
     Amortization of deferred stock-based compensation                    2,069                --
     Deferred income taxes                                              (24,309)           (1,750)
     Changes in assets and liabilities:
       Accounts receivable, net                                         (73,036)          (21,770)
       Inventories                                                      (55,043)            3,367
       Other assets                                                      11,018            17,685
       Accounts payable and accrued liabilities                          24,794           (15,824)
       Deferred income on sales to distributors                         100,315             5,148
       Income taxes payable                                              65,289            38,763
                                                                      ---------         ---------
Cash provided by operating activities                                   249,313           141,112
                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (36,644)          (10,953)
  Net change in short-term investments                                   99,869           (44,897)
  Investment in WaferTech, LLC                                               --           (37,500)
  Acquisitions of DesignPRO and Right Track                             (11,535)               --
  Net change in long-term investments                                    (2,000)             (588)
                                                                      ---------         ---------

Cash provided by (used for) investing activities                         49,690           (93,938)
                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                             20,728            17,439
  Repurchase of common stock                                           (187,385)          (12,846)
  Proceeds from sale of put warrants                                      6,978                --
                                                                      ---------         ---------
Cash (used for) provided by financing activities                       (159,679)            4,593
                                                                      ---------         ---------
Net increase in cash and cash equivalents                               139,324            51,767
Cash and cash equivalents at beginning of period                        164,257           131,029
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $ 303,581         $ 182,796
                                                                      =========         =========
Cash paid during the period for:
  Income taxes                                                        $  36,503         $  14,540

Supplemental disclosure of non-cash activities:
  Issuance of common stock and options for acquisitions               $  57,111         $   2,927
  Deferred stock-based compensation                                   $  41,259                --


     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Organization and Basis of Presentation:

The condensed consolidated financial information as of June 30, 2000 and for the six month periods ended June 30, 2000 and 1999 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's financial position, results of operations, and cash flows for the periods presented. The December 31, 1999 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report and Form 10-K, as filed on March 24, 2000, with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future periods.

This interim period ended on the Friday nearest June 30th. For presentation purposes, the interim financial statements and accompanying notes refer to the Company's interim periods ending as of June 30th.


Note 2 - Balance Sheet Details (in thousands):

                                                    June 30,        December 31,
                                                      2000              1999
                                                   ---------        -----------
Inventories:
  Raw materials and work-in-process                $  85,669         $  40,612
  Finished goods                                      32,205            23,415
                                                   ---------         ---------
                                                   $ 117,874         $  64,027
                                                   =========         =========

Property and equipment:
  Land                                             $  21,328         $  20,753
  Building                                            84,542            80,893
  Equipment and software                             154,347           130,016
  Office furniture and fixtures                       14,861            11,755
  Leasehold improvements                               2,646             1,623
                                                   ---------         ---------
                                                     277,724           245,040
  Accumulated depreciation and amortization         (101,232)          (89,823)
                                                   ---------         ---------
                                                   $ 176,492         $ 155,217
                                                   =========         =========


Note 3 - Comprehensive Income:

Comprehensive income, including net income and unrealized loss on available-for-sale investments, was $98.7 million and $172.4 million for the three and six month periods ending June 30, 2000, respectively. Comprehensive income approximated net income of $51.1 million and $98.1 million for the three and six month periods ended June 30, 1999, respectively.

Accumulated other comprehensive loss of $1.0 million presented in the accompanying condensed consolidated balance sheet as of June 30, 2000 consists of the accumulated unrealized loss on available-for-sale investments of $1.6 million, net of income taxes of $0.6 million.


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

A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                  ------------------------        ------------------------
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------
Basic:

Net income                                        $ 98,262        $ 51,078        $173,416        $ 98,053
                                                  ========        ========        ========        ========
Weighted average common shares outstanding         198,818         197,533         199,044         196,699
                                                  ========        ========        ========        ========
Basic income per share                            $   0.49        $   0.26        $   0.87        $   0.50
                                                  ========        ========        ========        ========

Diluted:

Net income                                        $ 98,262        $ 51,078        $173,416        $ 98,053
                                                  ========        ========        ========        ========

Weighted average common shares outstanding         198,818         197,533         199,044         196,699
Dilutive stock options                              10,480           9,215          10,495           9,361
                                                  --------        --------        --------        --------
Weighted average common shares outstanding         209,298         206,748         209,539         206,060
                                                  ========        ========        ========        ========

Diluted income per share                          $   0.47        $   0.25        $   0.83        $   0.48
                                                  ========        ========        ========        ========


Note 5 - Common Stock Repurchase:

During the second quarter of 2000, the Company repurchased 2,415,000 shares of common stock for an aggregate cost of $187.4 million. The repurchased shares were retired upon acquisition. Since the inception of the repurchase program in 1996, the Company has repurchased a total of 8,800,000 shares.


Note 6 - Put Warrants:

In June 2000, the Company sold put warrants to an independent third party. These put warrants entitle the holder the right to sell 750,000 shares of Altera's common stock to Altera at a specified price on the maturity date. The cash proceeds from the sale of the put warrants were approximately $7.0 million and have been included in capital in excess of par value. As of June 30, 2000, warrants for all 750,000 shares were outstanding. These warrants will expire between August 2000 and November 2000 and have exercise prices between $64.09 and $68.80 per share.

Note 7 - New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. The Company expects that its adoption of SFAS No. 133, which will become effective in fiscal year 2001, will not have a material effect on the Company's financial statements.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, which became effective July 1, 2000, did not have a material effect on the Company's financial statements.


Note 8 - Acquisitions

The Company completed the acquisitions of all of the outstanding capital stock of DesignPRO Inc. ("DesignPRO"), a developer and provider of intellectual property (IP) cores and custom design solutions, and Right Track CAD Inc. ("Right Track"), a developer of architectural and computer aided design (CAD) tools for advanced programmable logic devices (PLDs), on April 19, 2000 and May 1, 2000, respectively.

The Company issued 442,827 shares of Altera's common stock and paid approximately $11.5 million in cash, net of cash acquired of $0.3 million, for all of the capital stock of DesignPRO and Right Track. In addition, Altera granted options to purchase 161,573 shares of Altera's common stock in exchange for all of the stock options outstanding of DesignPRO and Right Track. The fair value of Altera's shares and options issued was approximately $42.5 million and $14.6 million, respectively. Altera incurred direct acquisition costs of approximately $0.3 million, which were included in the purchase price. Total consideration for the two acquisitions was $69.2 million. The acquisitions were accounted for under the purchase method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based in part on an independent appraisal of their respective fair values. Total consideration paid in connection with the acquisitions was attributable to the following (in thousands):

                                                                             Amortization
                                                               Amount           Period
                                                              ---------      ------------
Deferred stock-based compensation                             $  41,259      2 to 4 years
Market ready technology                                          21,167      5 to 6 years
In-process research and development (IPR&D)                       6,305                --
Tangible assets and working capital                                 473                --
                                                              ---------
                                                              $  69,204
                                                              =========

No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations.

The Company recorded aggregate deferred stock-based compensation of $41.3 million representing the value of restricted stock issued in conjunction with the acquisitions of DesignPRO and Right Track. Deferred stock-based compensation is being amortized to research and development expense over a period of two to four years. For the three months ended June 30, 2000, amortization of deferred stock-based compensation was $2.1 million.

The amounts allocated to market ready technology and IPR&D were made in a manner consistent with widely recognized appraisal practices. The analysis resulted in a valuation of $21.2 million for market ready technology which had reached technological feasibility and therefore was capitalizable. The market ready technology is being amortized on a straight-line basis over a period of five to six years. The analysis also resulted in a $6.3 million charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and does not have alternative future uses. This amount was expensed as a non-recurring charge upon consummation of the acquisitions.

The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. For both the Right Track and DesignPRO valuations, the values were determined by estimating the expected cash flows from the projects once commercially viable and then discounting the net cash flows back to their present value and then applying a percentage of completion. The percentage of completion was determined using milestones representing management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development to be completed to bring each project to technical feasibility.

If the projects discussed above are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Company management believes that the IPR&D charge is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurances that the SEC staff will not take issue with any assumptions used in our valuation model and require the Company to revise the amount allocated to IPR&D.


Note 9 - Subsequent Event:

On July 13, 2000, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on July 26, 2000. The dividend shares will be distributed to stockholders on or about August 10, 2000. The pro forma earnings per share and weighted average shares outstanding given the effect of the stock split are as follows (shares in thousands):

                                  Three Months Ended             Six Months Ended
                                       June 30,                      June 30,
                                ----------------------        ------------------------
                                  2000           1999           2000            1999
                                -------        -------        -------         --------
EARNINGS PER SHARE:
  Basic                         $  0.25        $  0.13        $  0.44         $  0.25
                                =======        =======        =======         =======
  Diluted                       $  0.23        $  0.12        $  0.41         $  0.24
                                =======        =======        =======         =======
WEIGHTED AVERAGE SHARES:
  Basic                         397,636        395,066        398,088         393,398
                                =======        =======        =======         =======
  Diluted                       418,596        413,496        419,078         412,120
                                =======        =======        =======         =======

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." The Company's future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside the Company's control. Some of these risks and uncertainties are described in proximity to forward looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the Company's ability to achieve continued cost reductions and maintain gross margins, the Company's ability to continue to achieve die size reductions, the Company's ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen the Company's market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of the Company's new products, continued demand for the Company's existing products, and general market conditions. Additional risk factors are disclosed in the Company's 1999 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

        Beginning with the second quarter of 2000, the Company classifies its products by supply voltage, replacing the previous methodology that classified products by the categories New, Mainstream and Mature. All prior data have been updated to reflect the change. In general, customers prefer products with lower supply voltages because they use less power and dissipate less heat, normally resulting in lower overall system cost. Lower supply voltages result from more advanced fabrication processes which also yield higher performance and lower cost. Thus, supply voltage correlates with product maturity: lower voltages represent newer products. The Company classifies its products into the following supply voltage categories: 1.8-volt products consist of the APEX 20KE family; 2.5-volt products include the MAX 7000B, FLEX 10KE, APEX 20K and ACEX 1K families; 3.3-volt products include the MAX 3000A/7000A, FLEX 6000 and FLEX 10KA families; 5.0-volt products consist of the Classic, MAX 7000/7000S, MAX 9000, FLEX 8000 and FLEX 10K families; and Other products include tools, FLASHlogic, configuration devices and MPLDs.

        Sales during the second quarter of 2000 were $340.7 million, 72.3% higher than the $197.8 million reported for the same period last year. Sales in the second quarter of 2000 increased from the same period last year primarily due to increases in unit sales of all product voltage categories. The increase in sales was partially offset by decreases in the average unit selling prices of higher voltage products. Sales of 2.5-volt products were $43.1 million, 621.6% higher than the $6.0 million reported for the same period last year. Sales of 3.3-volt products increased to $119.3 million in the second quarter of 2000, a 158.0% increase from $46.2 million in the second quarter of 1999. During the same period, sales of 5.0-volt products increased 15.7% to $152.8 million from $132.1 million, and sales of Other products increased 33.0% to $18.0 million from $13.5 million.

        Sales during the six months ended June 30, 2000 were $613.5 million, 59.7% higher than the $384.2 million reported for the same period last year. This increase is attributable primarily to the increase in unit sales of all product voltage categories, partially offset by decreases in average unit selling prices of higher voltage products. Sales of 2.5-volt products were $73.3 million, 743.9% higher than the $8.7 million reported for the same period last year. Sales of 3.3-volt products increased to $202.2 million for the first six months of 2000, a 142.1% increase from $83.5 million for the first six months of 1999. During the same period, sales of 5.0-volt products increased 12.2% to $294.2 million from $262.2 million, and sales of Other products increased 16.3% to $34.6 million from $29.8 million.

        As a percentage of total sales, sales in North America, Europe and Asia Pacific increased, while sales in Japan declined during the first six months of 2000 compared to the first six months of 1999. In absolute dollars, sales in North America increased 62.5% to $350.1 million from $215.4 million, Europe increased 89.5%
to $136.2 million from $71.9 million, Asia Pacific increased 60.7% to $35.1 million from $21.8 million and Japan sales increased 22.7% to $92.1 million from $75.1 million.

        In October 1999, the Company sold to Cypress Semiconductor Corporation ("Cypress") the exclusive right to manufacture, market and sell its MAX 5000 programmable logic device product family and its equity interest in Cypress Semiconductor (Texas), Inc. Excluding the MAX 5000 product family, total sales during the three and six months ended June 30, 2000 grew 75.2% and 62.5%, respectively over the same periods last year.

Gross Margin

        Gross Margin, as a percentage of sales, for the three and six months ended June 30, 2000 were 66.3% and 65.9%, respectively. Gross margin for the comparable periods in 1999 were 63.5% and 63.2%, respectively. The increase in gross margin was primarily attributable to cost reductions as a result of manufacturing process improvements.

        Yields on newer, lower voltage products continued to improve for the six months ended June 30, 2000 over the same period a year ago. This includes improvements in the APEX 20K/20KE, FLEX 10KE and FLEX 10KA product families. The Company continues to spend a significant amount of financial resources to improve production yields on both new and established products. Difficulties in production yields can often occur when the Company is beginning production of new products or transitioning to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the fourth quarter of 1999, process control issues associated with WaferTech's volume ramp up resulted in low die yields on FLEX 10KA and FLEX 10KE products leading to reduced product availability in these families. As a result, the Company was unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among the Company's wafer suppliers, and the Company may experience delays from time to time in processing some of its products which also may result in higher costs and lower product availability.

Research and Development

        Excluding the effects of the one-time acquired IPR&D charge, research and development expenditures for the three months ended June 30, 2000 were $38.9 million, or 11.4% of sales, compared to $19.9 million, or 10.0% of sales, for the same period last year. For the six months ended June 30, 2000, research and development expenses were $73.3 million, or 12.0% percent of sales, compared to $36.9 million, or 9.6% of sales, for the first six months of 1999. Historically, the level of research and development expenditures as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. The Company expects that, in the long term, research and development expenses will increase in absolute dollars primarily due to the Company's efforts to develop new products. Research and development expenditures include expenditures for labor, prototype and developmental wafers, the amortization of deferred stock-based compensation, and expenses for the development of process technology, new packages, and software to support new products and design environments.

        Research and development expenses for the three and six month periods ended June 30, 2000 increased $19.0 million and $36.4 million, respectively over the same periods last year. The increase in absolute dollars was primarily a result of increased headcount, additional spending on masks, wafers, package development and outside development services relating to the development of new products including the FLEX 10KE, MAX 7000A/7000B and APEX 20K/20KE families, as well as development of the Company's Quartus software and Excalibur embedded processor solutions. During the second quarter of 2000, the Company recorded deferred stock-based compensation of $41.3 million for the acquisitions of DesignPRO and Right Track which is being amortized to research and development expense over a period of two to four years. For the three months ended June 30, 2000, amortization of deferred stock-based compensation was $2.1 million.

        The Company expects to continue to make significant investments in the development of MAX 7000A/7000B, APEX 20K/20KE, Quartus software, Excalibur embedded processor solutions and future products. During the first quarter of 1999, the Company shipped a new family of devices, APEX 20K, and its new fourth generation software design tool, Quartus. During the fourth quarter of 1999, the Company began shipping its APEX 20KE family of devices. The rollout of the 1.8-volt APEX 20KE product family progressed further during the second quarter of 2000, during which time four new devices began shipping including the APEX EP20K1500E, one of the world's largest programmable devices. The APEX 20KE family offers advanced features over the APEX 20K family including lower power consumption, faster performance, expanded I/O support and smaller die sizes. APEX 20K/20KE devices utilize a new architecture for programmable logic and address higher density designs. APEX 20K/20KE devices are exclusively supported by the Company's new software design tool, Quartus. Also during the second quarter of 2000, the Company introduced its new Excalibur embedded processor solutions. Excalibur solutions combine programmable logic, memory and a processor core, allowing users to integrate an entire system on a single PLD. These solutions provide programmable flexibility and system-level integration while bringing advanced processor technology to the broad marketplace. Management expects APEX 20K/20KE devices, Quartus software and Excalibur solutions to be successful in the marketplace, however, the commercial success of these products is dependent on the acceptance of the use of APEX 20K/20KE devices in high-density designs, as well as the acceptance of the Quartus design software and Excalibur solutions. Management can give no assurances on the market acceptance of the Company's products.

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

Selling, General and Administrative

        Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $48.8 million and $33.7 million, or 14.3% and 17.1% of sales, respectively. For the six months ended June 30, 2000 and 1999, selling, general and administrative expenses were $92.2 million and $66.1 million, or 15.0% and 17.2% of sales, respectively. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Also included in selling, general and administrative expenses are costs related to the direct sales force and field application engineers who work in field sales offices worldwide and stimulate demand by assisting customers in the use and proper selection of the Company's products.

        Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 increased $15.1 million and $26.1 million, respectively from the same periods last year. The increase in absolute dollars was mainly driven by increased headcount for sales, marketing and administration personnel, higher advertising expenses, and higher commission and incentive expenses associated with higher sales.

In-Process Research and Development

        The Company recorded a non-recurring charge of $6.3 million related to the purchase of DesignPRO and Right Track. This was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. The charge is discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements contained herein.

Income from Operations

        Income from operations for the three months ended June 30, 2000 and 1999 was $132.0 million and $71.9 million, or 38.7% and 36.4% of sales, respectively. For the six months ended June 30, 2000 and 1999, income from operations was $232.4 million and $139.8 million, or 37.9% and 36.4%, respectively. The year-to-year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin partially offset by increased research and development expenses as a percentage of sales.

Interest and Other Income

        Interest and other income for the three months ended June 30, 2000 and 1999 was $10.4 million and $6.0 million, respectively. For the six months ended June 30, 2000 and 1999, interest and other income was $20.9 million and $10.6 million, respectively. Interest and other income consists mainly of interest income on investments in high quality fixed income securities. The increase in interest and other income was primarily due to the increase in interest income related to higher investment balances and higher interest rates.

Provision for Income Taxes

        The Company's effective tax rate was 31.0% and 32.5% for the six month periods ended June 30, 2000 and 1999, respectively. The year over year reduction in effective tax rate primarily resulted from the reinstitution of the research and development tax credit and a change in the geographic mix of revenue.

Equity Investment

        In June 1996, the Company, TSMC and several other partners formed WaferTech, LLC ("WaferTech"), a joint-venture company, to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, the Company received an 18% equity ownership in the joint-venture company and certain obligations and rights to procure up to 27% of the joint-venture's output at market prices. In January 1999, the Company purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing its ownership interest to 23%. This increased investment in WaferTech provides the Company with additional obligations and rights to procure up to 35% of the joint-venture's future output. In October 1999, the Company made an additional $23.0 million cash investment in WaferTech. As a result of this additional cash investment, there were no changes to the Company's ownership interest or obligations and rights for the procurement of the joint-venture's output. The Company accounts for this investment under the equity method based on the Company's ability to exercise significant influence on the operating and financial policies of WaferTech. For the three months ended June 30, 2000, the Company recorded a marginal profit in WaferTech, as compared to a loss of $1.5 million for the same period a year ago. The Company's equity in the loss of WaferTech for the six month periods ended June 30, 2000 and 1999 was $1.4 million and $3.5 million, respectively. WaferTech has experienced lower than forecast production yields resulting in lower than forecast output. Although the Company expects future WaferTech production volumes and yields to increase, the ramp up of WaferTech's production has been slower than forecasted and has not met the targeted levels. There can be no assurances that WaferTech will continue to make a profit and that WaferTech will not have an adverse impact on the Company's operating results.

Future Results

        Future operating results will depend on the Company's ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors. The Company's efforts in this regard may not be successful. The Company is developing programmable chips for applications that are presently served by other ASIC vendors. These vendors have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. There can be no assurance that the Company will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share to the exclusion of the Company. Moreover, standard cell technologies are increasingly used by the Company's customers to achieve greater integration in their systems; this may not only impede the Company's efforts to penetrate the ASIC market, but may also displace the Company's products in the applications that it presently serves. The Company's future growth will depend on its ability to continually, and on a timely basis, introduce new products, and to continue to improve the performance of the Company's products in response to both evolving demands of the market place and competitive product offerings.

        The Company is highly dependent upon subcontractors to manufacture silicon wafers and assemble, test and ship product to end customers. The Company is also dependent on its wafer foundry partners to improve process technologies in a timely manner to enhance the Company's product designs and cost structure. Their inability to do so could have a severe negative impact on the Company. The vast majority of the Company's products are manufactured and shipped to customers by subcontractors located in Asia, principally Hong Kong, Japan, Korea, Malaysia, the Philippines and Taiwan. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could have adverse consequences on the Company's future results. Market demand for silicon wafers increased significantly during the course of 1999 and through the second quarter of 2000, while supply of such wafers has increased at a much slower rate, resulting in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. Management believes that for at least the next several quarters, demand will exceed the foundry industry's ability to supply silicon wafers and that certain companies that rely on the foundry industry will not be successful in securing all of the wafers that they desire, thereby constraining their revenues. The Company believes that under such circumstances it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. The Company believes that it enjoys close working relationships with its principal wafer supplier, TSMC. However, there can be no assurance the Company will be successful in securing its total desired output from TSMC or that the Company's future growth will not be impaired by the scarcity of silicon wafers.

        Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on the Company's operating capabilities. For example, in September 1999, a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at the Company's primary vendor, TSMC, for several days and then only limited production began. It was nearly two weeks before full production resumed, and additionally some portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. The Company has sought to diversify its operating risk by participating in the WaferTech joint-venture to manufacture silicon wafers with other partners in Camas, Washington. Production began at the WaferTech joint-venture in October 1998 and volume production was achieved in 1999. WaferTech has experienced lower than forecast production yields resulting in lower than forecast output. Although the Company expects future WaferTech production volumes and yields to increase, the ramp up of WaferTech's production has been slower than forecasted and has not met the targeted levels. There can be no assurances that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will continue to make a profit and that WaferTech will not have an adverse impact on the Company's operating results.

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

Liquidity and Capital Resources

        During the first six months of 2000, cash, cash equivalents and short-term investments increased by $37.8 million to $883.5 million from $845.7 million at December 31, 1999. During the first six months of 2000, the Company's operating activities generated net cash of $249.3 million. This cash flow was primarily attributable to net income of $173.4 million, adjusted by non-cash items including equity in the loss of WaferTech of $1.4 million, depreciation and amortization of $17.1 million, the one-time write-off of $6.3 million for acquired in-process research and development, an increase in deferred income on sales to distributors and income taxes payable of $100.3 million and $65.3 million, respectively. These items were partially offset by an increase in deferred income taxes, accounts receivable and inventories of $24.3 million, $73.0 million and $55.0 million, respectively.

        Cash provided by investing activities of $49.7 million for the first six months of 2000 was primarily the result of net sales of short-term investments of $99.9 million, partially offset by cash payments of $11.5 million for the acquisitions of DesignPRO and Right Track, as well as the Company's $36.6 million investment in manufacturing and data processing equipment and software, and building improvements in its headquarter facility.

        For the first six months of 2000, the net cash used by the Company in its financing activities was $159.7 million. The Company repurchased 2.4 million shares of its common stock for $187.4 million, partially offset by net proceeds of $20.7 million from the issuance of 2.5 million shares of common stock to employees through various option and employee stock purchase plans. In addition, the Company received $7.0 million from the sale of put warrants.

Financial Condition

        Since its inception, the Company has used a combination of equity and debt financing and cash generated from operations to support its operating activities.

        As of June 30, 2000, the Company had $883.5 million of cash, cash equivalents and short-term investments available to finance future growth. The Company believes the available sources of funds and cash expected to be generated from operations will be adequate to finance current operations, capital expenditures and common stock repurchases for at least the next year.

Impact of Currency and Inflation

        The Company purchases the majority of its materials and services in U.S. dollars, and its foreign sales are transacted in U.S. dollars. The Company has, in the past, entered into forward contracts to hedge against currency fluctuations and to meet contractual commitments denominated in foreign currencies. During the second quarter of 2000, the Company entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of its firm contractual commitments of ringgit required. The contract will be settled in June 2001. The Company may choose to enter into similar contracts from time to time should conditions appear favorable. Effects of inflation on the Company's financial results have not been significant.


ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2000 and 1999, the Company's investment portfolio consisted of fixed income securities of $726.0 million and $616.1 million, respectively. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000 and 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

        The Company has international subsidiary and branch operations and is, therefore, subject to foreign currency rate exposure. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at June 30, 2000 and 1999, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

PART II OTHER INFORMATION


ITEM 1: Legal Proceedings

        The Company is a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside the control of the Company. There is no assurance that litigation will not have an adverse effect on the Company's financial position or results of operations. The Company's major litigation matters as of June 30, 2000 are described below.

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

        In May 2000, the Company brought a new suit against Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by the Company and not previously asserted. In July 2000, Xilinx filed a counterclaim against the Company alleging infringement of certain patents held by Xilinx and not previously asserted. The Court has issued an order setting the claim construction hearing for December 6 and 7, 2000. Due to the nature of the litigation with Xilinx and because the lawsuit is still in the pre-trial stage and discovery is in early stages, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter.

        In August 1994, Advanced Micro Devices, Inc. ("AMD") brought suit against the Company seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by AMD. In September 1994, the Company answered the complaint asserting that it is licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by the Company. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that the Company is licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that the Company is not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Corporation ("Lattice") entered into an agreement with AMD which includes assuming both the claims against the Company and the claims against AMD and has replaced AMD in the suit with Vantis Corporation ("Vantis"), a wholly owned subsidiary of Lattice. Due to the nature of the litigation, the Company's management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Lattice will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 7000, FLEX 8000, MAX 9000 and FLEX 10K product families, or succeed in invalidating any of the Company's patents remaining in the suit. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter.

        In May 2000, the Company brought a new suit against Lattice seeking monetary damages and injunctive relief based on Lattice's alleged infringement of certain patents held by the Company. In July 2000, Lattice filed a counterclaim against the Company alleging infringement of certain patents held by Lattice. Due to the nature of the litigation with Lattice and because the lawsuit is still in the pre-trial stage, the Company's management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although no assurances can be given as to the results of this case, the Company intends to defend itself vigorously in the matter.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 10, 2000 at 10:00 a.m. The following matters were acted upon at the meeting:


  1. Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

                                             FOR         AUTHORITY
                 NOMINEES                   VOTES         WITHHELD
                 --------                   -----        ---------
         Rodney Smith                    176,620,505       760,520
         Charles M. Clough               176,600,054       780,971
         Michael A. Ellison              176,629,134       751,891
         Paul Newhagen                   176,628,400       752,625
         Robert W. Reed                  176,788,024       593,001
         Deborah D. Rieman               142,037,040    35,343,985
         William D. Terry                176,614,759       766,266


                    MATTER                    FOR         VOTES
                  ACTED UPON                 VOTES       AGAINST      ABSTENTIONS
                  ----------              ----------    ----------    -----------
  2.     Approval of amendment of the     92,007,176    85,248,586      125,263
         1996 Stock Option Plan to
         increase by 4,000,000 the
         number of shares of Common
         Stock reserved for issuance
         thereunder.

  3.     Approval of amendment of the    174,985,888     2,255,884      139,253
         1987 Employee Stock Purchase
         Plan to increase by 250,000
         the number of shares of
         Common Stock reserved for
         issuance thereunder.

  4.     Approval of amendment to the    169,091,620     8,188,328      101,077
         Company's Certificate of
         Incorporation to increase
         from 400 million to 700
         million the number of shares
         of the Company's authorized
         Common Stock.

  5.     Ratification of the             176,846,683       457,135      77,207
         appointment of
         PriceWaterhouseCoopers LLP
         as independent accountants
         for the Company for the fiscal
         year ending December 31, 2000.


ITEM 5: Other Information

        On July 13, 2000, the Company declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of the Company's common stock on July 26, 2000. The dividend shares will be distributed to stockholders on or about August 10, 2000.

ITEM 6:  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               3.1 Amended and Restated Certificate of Incorporation filed with the Secretary of State on June 9, 2000.

               10.4(b)+ 1987 Employee Stock Purchase Plan and form of Subscription Agreement, as restated effective May 10, 2000.

               10.45(a)+ 1996 Stock Option Plan, as amended October 5, 1999 and restated as of May 10, 2000.

               27.1 Financial Data Schedule for the six months ended June 30, 2000.

               + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q.

        (b)    Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALTERA CORPORATION

                                      /s/ NATHAN SARKISIAN
                                      ------------------------------------------
                                      Nathan Sarkisian, Senior Vice President
                                      (duly authorized officer) and Chief
                                      Financial Officer (principal financial
                                      officer)

                                      Date:  August 11, 2000

                                 Exhibit Index

        Exhibits

           3.1 Amended and Restated Certificate of Incorporation filed with the Secretary of State on June 9, 2000.

           10.4(b)+ 1987 Employee Stock Purchase Plan and form of Subscription Agreement, as restated effective May 10, 2000.

           10.45(a)+     1996 Stock Option Plan, as amended October 5, 1999 and
                         restated as of May 10, 2000.

           27.1          Financial Data Schedule for the six months ended
                         June 30, 2000.

           + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q.