Form 10-Q
period 2000-09-30
ALTERA CORP
filed 2000-11-01
CIK 768251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


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


                                 Yes [X]    No [ ]

  Number of shares of common stock outstanding at October 30, 2000: 396,427,690

PART I     FINANCIAL INFORMATION                                                NUMBER

ITEM 1:    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2000
                   and December 31, 1999........................................   3

           Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 2000 and 1999......   4

           Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2000 and 1999................   5

           Notes to Condensed Consolidated Financial Statements ................   6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...................................  10

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk...........  16


PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings  ..................................................  17

ITEM 2:    Changes in Securities and Use of Proceeds............................  18

ITEM 6:    Exhibits and Reports on Form 8-K ....................................  19

Signatures .....................................................................  20

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                  SEPTEMBER 30,       DECEMBER 31,
                                                     2000                1999
                                                  -----------         -----------
ASSETS

Current assets:
  Cash and cash equivalents                       $   296,788         $   164,257
  Short-term investments                              726,017             681,409
                                                  -----------         -----------
       Total cash, cash equivalents,
          and short-term investments                1,022,805             845,666
  Accounts receivable, net                            170,729              90,101
  Inventories                                         177,339              64,027
  Deferred income taxes                               138,601              84,747
  Other current assets                                 12,419              22,344
                                                  -----------         -----------
       Total current assets                         1,521,893           1,106,885
Property and equipment, net                           197,916             155,217
Investments and other assets                          202,207             177,497
                                                  -----------         -----------
                                                  $ 1,922,016         $ 1,439,599
                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    81,698         $    32,272
  Accrued liabilities                                  28,718              26,758
  Accrued compensation                                 39,835              25,301
  Deferred income on sales to distributors            366,202             227,760
  Income taxes payable                                 19,763               9,435
                                                  -----------         -----------
       Total current liabilities                      536,216             321,526
                                                  -----------         -----------
Stockholders' equity:
  Common stock                                            400                 397
  Capital in excess of par value                      478,032             326,241
  Retained earnings                                   953,263             791,435
  Deferred stock-based compensation                   (45,888)                  -
  Accumulated other comprehensive loss                     (7)                  -
                                                  -----------         -----------
       Total stockholders' equity                   1,385,800           1,118,073
                                                  -----------         -----------
                                                  $ 1,922,016         $ 1,439,599
                                                  ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                                        ALTERA CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                        -------------------------------         -------------------------------
                                                            2000                1999                2000                1999
                                                        -----------         -----------         -----------         -----------
Sales                                                   $   395,395         $   215,121         $ 1,008,862         $   599,303
Costs and expenses:
   Cost of sales                                            132,694              76,707             341,969             218,129
   Research and development                                  48,475              23,213             121,813              60,098
   Selling, general and administrative                       57,293              36,784             149,490             102,845
   Acquired in-process research and development                   -                   -               6,305                   -
                                                        -----------         -----------         -----------         -----------
Total costs and expenses                                    238,462             136,704             619,577             381,072
                                                        -----------         -----------         -----------         -----------
Income from operations                                      156,933              78,417             389,285             218,231
Interest and other income, net                               12,912               7,987              33,858              18,610
                                                        -----------         -----------         -----------         -----------
Income before income taxes and equity investment            169,845              86,404             423,143             236,841

Provision for income taxes                                  (52,651)            (28,081)           (131,175)            (76,973)
Equity in income (loss) of WaferTech, LLC                       795              (2,751)               (563)             (6,243)
                                                        -----------         -----------         -----------         -----------
Net income                                              $   117,989         $    55,572         $   291,405         $   153,625
                                                        ===========         ===========         ===========         ===========
INCOME PER SHARE:
   Basic                                                $      0.30         $      0.14         $      0.73         $      0.39
                                                        ===========         ===========         ===========         ===========
   Diluted                                              $      0.28         $      0.13         $      0.70         $      0.37
                                                        ===========         ===========         ===========         ===========
WEIGHTED SHARES OUTSTANDING:
   Basic                                                    398,540             397,760             398,267             395,312
                                                        ===========         ===========         ===========         ===========
   Diluted                                                  419,396             416,351             419,232             413,991
                                                        ===========         ===========         ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                                        ALTERA CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED, IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -------------------------
                                                                   2000            1999
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 291,405       $ 153,625
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in loss of WaferTech, LLC                                     563           6,243
  Depreciation and amortization                                     28,473          21,382
  Write-off of acquired in-process research and development          6,305               -
  Amortization of deferred stock-based compensation                  5,268               -
  Deferred income taxes                                            (53,850)         (2,501)
  Changes in assets and liabilities:
    Accounts receivable, net                                       (80,628)        (35,026)
    Inventories                                                   (114,812)         10,878
    Other assets                                                    11,528          13,312
    Accounts payable and accrued liabilities                        64,067           3,908
    Deferred income on sales to distributors                       138,442          43,707
    Income taxes payable                                           110,881          54,843
                                                                 ---------       ---------
Cash provided by operating activities                              407,642         270,371
                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (67,665)        (19,047)
  Net change in short-term investments                             (44,619)       (163,054)
  Investment in WaferTech, LLC                                           -         (37,500)
  Acquisitions of DesignPRO and Right Track                        (11,535)              -
  Net change in long-term investments                               (2,000)         (1,928)
                                                                 ---------       ---------
Cash used for investing activities                                (125,819)       (221,529)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                        31,115          22,296
  Repurchase of common stock                                      (187,385)        (27,129)
  Proceeds from sale of put warrants                                 6,978               -
                                                                 ---------       ---------
Cash used for financing activities                                (149,292)         (4,833)
                                                                 ---------       ---------
Net increase in cash and cash equivalents                          132,531          44,009
Cash and cash equivalents at beginning of period                   164,257         131,029
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 296,788       $ 175,038
                                                                 =========       =========
Cash paid during the period for:
  Income taxes                                                   $  72,695       $  27,294

Supplemental disclosure of non-cash activities:
  Issuance of common stock and options for acquisitions          $  59,928       $       -
  Deferred stock-based compensation                              $  51,156       $       -


     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial information of Altera Corporation and subsidiaries, referred to herein as we, us or our, has been prepared by us in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in our management's opinion are necessary to state fairly our financial position, results of operations and cash flows as of and for the nine months ended September 30, 2000 and 1999. The December 31, 1999 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K, as filed on March 24, 2000 with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future periods.

This interim period ended on the Friday nearest September 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of September 30th.


Note 2 - Balance Sheet Details (in thousands):

                                                September 30,    December 31,
                                                    2000            1999
                                                -------------    ------------
Inventories:
  Raw materials and work-in-process              $ 121,290       $  40,612
  Finished goods                                    56,049          23,415
                                                 ---------       ---------
                                                 $ 177,339       $  64,027
                                                 =========       =========

Property and equipment:
  Land                                           $  30,849       $  20,753
  Building                                          86,032          80,893
  Equipment and software                           167,412         130,016
  Office furniture and fixtures                     16,839          11,755
  Leasehold improvements                             3,284           1,623
                                                 ---------       ---------
                                                   304,416         245,040
  Accumulated depreciation and amortization       (106,500)        (89,823)
                                                 ---------       ---------
                                                 $ 197,916       $ 155,217
                                                 =========       =========


Note 3 - Comprehensive Income:

Comprehensive income, including net income and unrealized gain or loss on available-for-sale investments, was $118.9 million for the three months ended September 30, 2000 and $291.4 million for the nine months ended September 30, 2000. Comprehensive income approximated net income of $55.6 million for the three months ended September 30, 1999 and $153.6 million for the nine months ended September 30, 1999.

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet as of September 30, 2000 consists of the accumulated unrealized loss on available-for-sale investments, net of income taxes.


Note 4 - Common Stock Split:

On July 13, 2000, we declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of our common stock on July 26, 2000. Dividend shares were distributed to stockholders on August 10, 2000. All prior period share and income per share data have been retroactively restated to give effect to the stock split for all periods presented.


Note 5 - Income Per Share:

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options and restricted stock. Diluted income per share reflects the dilution of potential common shares outstanding during a period. In computing diluted income per share, the tax benefit resulting from employee stock transactions, unamortized deferred stock-based compensation and the average stock price for the period are used in determining the number of shares assumed to be repurchased with the proceeds from the exercise of stock options.

A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                ----------------------      ----------------------
                                                  2000          1999          2000          1999
                                                --------      --------      --------      --------
Basic:
Net income                                      $117,989      $ 55,572      $291,405      $153,625
                                                ========      ========      ========      ========
Weighted average common shares outstanding       398,540       397,760       398,267       395,312
                                                ========      ========      ========      ========
Basic income per share                          $   0.30      $   0.14      $   0.73      $   0.39
                                                ========      ========      ========      ========

Diluted:

Net income                                      $117,989      $ 55,572      $291,405      $153,625
                                                ========      ========      ========      ========

Weighted average common shares outstanding       398,540       397,760       398,267       395,312
Dilutive stock options                            20,856        18,591        20,965        18,679
                                                --------      --------      --------      --------
Weighted average common shares outstanding       419,396       416,351       419,232       413,991
                                                ========      ========      ========      ========
Diluted income per share                        $   0.28      $   0.13      $   0.70      $   0.37
                                                ========      ========      ========      ========


Note 6 - Common Stock Repurchase:

During the second quarter of 2000, we repurchased 4,830,000 shares of common stock for an aggregate cost of $187.4 million. In October 2000, we repurchased an additional 5,700,000 shares of common stock for an aggregate cost of $175.6 million. The repurchased shares were retired upon acquisition. In connection with our stock split declared in July 2000, our Board of Directors approved increasing, from 12,000,000 to 24,000,000, the number of shares authorized for repurchase under our repurchase program. In addition, during October 2000, our Board of Directors approved a further increase of the number of shares authorized for repurchase to 48,000,000. Since the inception of our repurchase program in 1996, we have repurchased a total of 23,300,000 shares.

Note 7 - Put Warrants:

In December 1999 and June 2000, we sold put warrants to independent third parties. These put warrants entitle the holders the right to sell 2,500,000 shares of our common stock to us at specified prices on stated maturity dates. The cash proceeds from the sale of the put warrants of $7.0 million in 2000 and $2.4 million in 1999 have been included in capital in excess of par value. As of September 30, 2000, warrants for 1,500,000 shares expired unexercised while warrants for 1,000,000 shares were still outstanding. The outstanding warrants expire in November 2000 and count against the 48,000,000 shares authorized for repurchase under our common stock repurchase program. The outstanding put warrants have exercise prices ranging from $32.97 to $34.40 per share.


Note 8 - New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of SFAS No.
133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities. We expect that our adoption of SFAS No. 133, which will become effective in our fiscal year 2001, will not have a material effect on our financial statements.

In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, which became effective July 1, 2000, did not have a material effect on our financial statements.


Note 9 - Acquisitions:

We completed the acquisitions of all outstanding capital stock of DesignPRO Inc., a developer and provider of intellectual property cores and custom design solutions, on April 19, 2000, Right Track CAD Inc., a developer of architectural and computer aided design tools for advanced programmable logic devices, on May 1, 2000, and Northwest Logic, Inc., a provider of system design services and intellectual property specializing in telecommunications, data communications and embedded processor systems design, on September 11, 2000.

We issued 934,381 shares of our common stock and paid approximately $11.5 million in cash, net of cash acquired of $0.3 million, for all of the capital stock of DesignPRO, Right Track and Northwest Logic. In addition, we granted options to purchase 323,146 shares of our common stock in exchange for all of the stock options outstanding of DesignPRO and Right Track. The fair value of our shares issued was approximately $45.3 million and the fair value of our options granted was approximately $14.6 million. We incurred direct acquisition costs of approximately $0.4 million, which were included in the purchase price. Total consideration for the three acquisitions was $72.1 million. The acquisitions were accounted for under the purchase method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based in part on an independent appraisal of their respective fair values. Total consideration paid in connection with the acquisitions was attributable to the following (in thousands):

                                                      Amortization
                                         Amount          Period
                                       ----------     -------------
Deferred stock-based compensation      $  41,259      2 to 4 years
Market ready technology                   21,446      3 to 6 years
In-process research and development        6,305                 -
Other intangible assets                    2,481           3 years
Tangible assets and working capital          590                 -
                                       ---------
                                       $  72,081
                                       =========


No supplemental pro forma information is presented due to the immaterial effect on prior period results of operations.

The allocation of amounts to market ready technology and in-process research and development were consistent with widely recognized appraisal practices. Our analysis resulted in a valuation of market ready technology at $21.4 million. Market ready technology represents technologies that had reached technological feasibility, and therefore are capitalizable. We are amortizing the market ready technology on a straight-line basis over a period of three to six years. Our analysis also resulted in a $6.3 million charge to acquired in-process research and development. The acquired in-process technology represents the appraised value of technologies in the development stage that had not yet reached technological feasibility and do not have alternative future uses. We expensed this amount as a non-recurring charge upon consummation of the acquisitions.

We determined the value assigned to in-process research and development by identifying research projects in areas for which technological feasibility had not been established. For both the Right Track and DesignPRO valuations, we estimated the expected cash flows from the projects once commercially viable. We then discounted the net cash flows back to their present value and applied a percentage of completion. We determined the percentage of completion using milestones representing our management's estimate of effort, value added, and degree of difficulty of the portion of each project completed as of the acquisition date, as compared to the remaining research and development to be completed to bring each project to technical feasibility.

If we do not successfully develop our research projects discussed above, our sales and profitability may be adversely affected in future periods and the value of other intangible assets acquired may become impaired. Our management believes that the in-process research and development charge is valued consistently with the SEC staff's current views regarding valuation methodologies. We cannot assure you that the SEC staff will not take issue with any assumptions used in our valuation model and require us to revise the amount allocated to in-process research and development.


Note 10 - Deferred Stock-Based Compensation:

During the second quarter of 2000, we recorded aggregate deferred stock-based compensation of $41.3 million representing the value of restricted stock issued in conjunction with the acquisitions of DesignPRO and Right Track. During the third quarter of 2000, we recorded deferred stock-based compensation of $7.5 million in conjunction with certain stock options granted to our new employees. Deferred stock-based compensation represents the difference between the grant price and the quoted market price of our stock at the date of grant. We are amortizing deferred stock-based compensation over the vesting period of two to four years. Amortization of deferred stock-based compensation was $3.5 million for the three months ended September 30, 2000 and $5.3 million for the nine months ended September 30, 2000.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are generally written in the future tense and/or are preceded by words such as "expects," "suggests," "believes," "anticipates," or "intends." Forward looking statements include statements regarding future product and research and development efforts, expected market demand for silicon wafers and potential supply shortages, availability of funds and cash to finance operations and market risks relating to our investment portfolio. Our future results of operations and the other forward looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside our control. Some of these risks and uncertainties are described in proximity to forward looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with our ability to achieve continued cost reductions and maintain gross margins, our ability to continue to achieve die size reductions, our ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen our market share over the long term, successful development and subsequent introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of our new products, continued demand for our existing products, and general market conditions. Additional risk factors are disclosed in our 1999 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

        Beginning with the second quarter of 2000, we classify our products by supply voltage, replacing the previous methodology that classified products by the categories New, Mainstream and Mature. We have updated all prior data to reflect this change. In general, customers prefer products with lower supply voltages because they use less power and dissipate less heat, normally resulting in lower overall system cost. Lower supply voltages result from more advanced fabricaton processes and yield higher performance at a lower cost. Thus, supply voltage correlates with product maturity: lower supply voltages represent newer products. We classify our products into the following supply voltage categories:

        -   1.8-volt products consist of the APEX 20KE family

        - 2.5-volt products include the MAX 7000B, FLEX 10KE, APEX 20K and ACEX 1K families

        - 3.3-volt products include the MAX 3000A/7000A, FLEX 6000 and FLEX 10KA families

        - 5.0-volt products consist of the Classic, MAX 7000/7000S, MAX 9000, FLEX 8000 and FLEX 10K families

        - Other products include tools, FLASHlogic, configuration devices and mask programmable logic devices, or MPLDs

        Sales during the third quarter of 2000 were $395.4 million, 83.8% higher than the $215.1 million reported for the same period last year. The increase in sales was primarily due to higher unit sales in all supply voltage categories. The increase in sales was partially offset by a decrease in the average unit selling prices of higher voltage products. Sales of the 1.8-volt products, which began shipping during the fourth quarter of 1999, were $18.2 million for the three months ended September 30, 2000. Sales for 2.5-volt products increased 370.9% to $67.6 million from $14.3 million, 3.3-volt product sales increased 132.8% to $133.3 million from $57.3 million, 5.0-volt product sales increased 20.3% to $156.0 million from $129.7 million and sales of other products increased 47.2% to $20.3 million from $13.8 million.

        Sales during the nine months ended September 30, 2000 were $1,008.9 million, 68.3% higher than the $599.3 million reported for the same period last year. The increase in sales was primarily due to higher unit sales in all supply voltage categories. The increase in sales was partially offset by a decrease in the average unit selling prices of higher voltage products. Sales of the 1.8-volt products, which began shipping during the fourth quarter of 1999, were $27.3 million for the nine months ended September 30, 2000. Sales for 2.5-volt products increased 511.6% to $140.9 million from $23.0 million, 3.3-volt product sales increased 138.3% to $335.5 million from $140.8 million, 5.0-volt product sales increased 14.9% to $450.3 million from $392.0 million and sales of other products increased 26.1% to $54.9 million from $43.5 million.

        As a percentage of total sales, sales in North America, Europe and Asia Pacific increased, while sales in Japan declined during the first nine months of 2000 compared to the first nine months of 1999. North America sales increased to 57.5% of sales from 56.3%, Europe increased to 21.7% from 18.7%, Asia Pacific increased to 6.0% from 5.8%, while Japan decreased to 14.8% from 19.2%. In absolute dollars, sales in North America increased 71.9% to $579.6 million from $337.2 million, Europe increased 95.1% to $219.1 million from $112.2 million, Asia Pacific increased 73.4% to $60.7 million from $35.0 million and Japan sales increased 30.1% to $149.5 million from $114.9 million.

        As a percentage of total sales for the nine months ended September 30, 2000, sales to the communications market segment represented 68.0% of our business as compared to 64.6% during the first nine months of 1999. The electronic data processing market segment was 16.8% compared to 16.7%, the industrial market segment was 10.2% compared to 12.0%, the consumer market segment was 2.1% compared to 3.0% and other markets were 2.9% compared to 3.7%. Our management believes that future revenue growth will be driven by product demand in the communication market, but we cannot assure you that this will occur.

        In October 1999, we sold to Cypress Semiconductor Corporation the exclusive right to manufacture, market and sell our MAX 5000 product family and our equity interest in Cypress Semiconductor (Texas), Inc. Excluding the MAX 5000 product family, total sales during the three months ended September 30, 2000 grew 86.3%, and total sales during the nine months ended September 30, 2000 grew 70.9%, each over the same period last year.

Gross Margin

        Gross margin, as a percentage of sales, for the three months ended September 30, 2000 was 66.4% compared to 64.3% for the same period last year. For the nine months ended September 30, 2000, gross margin was 66.1% compared to 63.6% for the same period last year. The increases in gross margin were primarily attributable to cost reductions as a result of manufacturing process improvements.

        Yields on newer, lower supply voltage products continued to improve for the nine months ended September 30, 2000 over the same period a year ago. This includes improvements in the APEX 20K/20KE, FLEX 10KE and FLEX 10KA product families. We continue to spend a significant amount of financial resources to improve production yields on both new and established products. Difficulties in production yields can occur when we begin production of new products, transition to new processes or when Taiwan Semiconductor Manufacturing Company, or TSMC, our principle wafer supplier, moves production of a product from one manufacturing plant to another. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the fourth quarter of 1999, process control issues associated with WaferTech's volume ramp up resulted in low die yields on FLEX 10KA and FLEX 10KE products leading to reduced product availabilty in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Our management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among our wafer suppliers, and we may experience delays from time to time in processing some of our products which also may result in higher costs and lower product availability.

Research and Development

        Research and development expenses for the three months ended September 30, 2000 were $48.5 million, or 12.2% of sales, compared to $23.2 million, or 10.8% of sales, for the same period last year. For the nine months ended September 30, 2000, excluding the $6.3 million one-time acquired in-process research and development charge, research and development expenses were $121.8 million, or 12.1% percent of sales, compared to $60.1 million, or 10.0% of sales, for the first nine months of 1999. Historically, the level of research and development expenses as a percentage of sales has fluctuated in part due to the timing of the purchase of masks and wafers used in development and prototyping of new products. We expect that, in the long term, research and development expenses will increase in absolute dollars primarily due to our efforts to develop new products. Research and development expenses include expenditures for labor, prototype and developmental wafers, the amortization of deferred stock-based compensation, and expenses for the development of process technology, new packages, and software to support new products and design environments.

        Research and development expenses increased $25.3 million, or 109.1%, for the three months ended September 30, 2000, and $61.7 million, or 102.7%, for the nine months ended September 30, 2000, each over the same period last year. The increases in absolute dollars were primarily a result of increased headcount, additional spending on masks, wafers, package development and outside development services relating to the development of new products including the FLEX 10KE, MAX 7000B and APEX 20KE families, as well as development of our Quartus software and Excalibur embedded processor solutions. During the second quarter of 2000, we recorded deferred stock-based compensation of $41.3 million for the acquisitions of DesignPRO and Right Track which is being amortized to research and development expense over a period of two to four years. Amortization of deferred stock-based compensation included in research and development expenses was $3.1 million for the three months ended September 30, 2000, and $5.2 million for the nine months ended September 30, 2000.

        We expect to continue to make significant investments in the development of MAX 7000A/7000B, APEX 20K/20KE, Quartus software, Excalibur embedded processor solutions and future products. During the first quarter of 1999, we shipped APEX 20K, a new family of devices, and Quartus, our new fourth generation software design tool. During the fourth quarter of 1999, we began shipping our APEX 20KE family of devices. The rollout of the 1.8-volt APEX 20KE product family progressed further during the second quarter of 2000, during which time we began shipping four new devices including the APEX 20K1500E, one of the world's largest programmable devices. The APEX 20KE family offers advanced features over the APEX 20K family including lower power consumption, faster performance, expanded I/O support and smaller die sizes. APEX 20K/20KE devices utilize a new architecture for programmable logic and address higher density designs. APEX 20K/20KE devices are supported exclusively by Quartus. Also during the second quarter of 2000, we announced our new Excalibur embedded processor solutions. Excalibur solutions combine programmable logic, memory and a processor core, allowing users to integrate an entire system on a single programmable logic device. These solutions provide programmable flexibility and system-level integration while bringing advanced processor technology to the broad marketplace. Our management expects APEX 20K/20KE devices, Quartus software and Excalibur solutions to be successful in the marketplace, however, the commercial success of these products depends on market acceptance of the use of APEX 20K/20KE devices in high-density designs, as well as the acceptance of the Quartus design software and Excalibur solutions. We cannot assure you that any of our products will achieve market acceptance.

        We also continue to focus our efforts on the development of new programmable logic chips, related development software and hardware, and advanced semiconductor wafer fabrication processes. However, we cannot assure you that we will accomplish our goals in the development and subsequent introduction of new products and manufacturing processes. Also, we cannot assure you that our new products will achieve market acceptance, that the new manufacturing processes will be successful, or that our suppliers will provide us with the quality and quantity of wafers and materials that we require. We must continue to develop and introduce new products in a timely manner to help counter the semiconductor industry's historical trend of declining prices as products mature.

Selling, General and Administrative

        Selling, general and administrative expenses were $57.3 million, or 14.5% of sales, for the three months ended September 30, 2000 and $36.8 million, or 17.0% of sales, for the three months ended September 30, 1999. Selling, general and administrative expenses were $149.5 million, or 14.8% of sales, for the nine months ended September 30, 2000 compared to $102.8 million, or 17.2% of sales for the nine months ended September 30, 1999. Although total selling, general and administrative expenses increased, they decreased as a percentage of sales because of strong revenue growth. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Selling, general and administrative expenses also include costs related to the direct sales force and field application engineers who work in field sales offices worldwide and stimulate demand by assisting customers in the use and proper selection of our products.

        Selling, general and administrative expenses increased $20.5 million, or 55.7%, for the three months ended September 30, 2000, and $46.7 million, or 45.4% for the nine months ended September 30, 2000, each over the same period last year. The increases in absolute dollars were mainly driven by increased headcount for sales, marketing and administration personnel, higher advertising expenses, and higher commission and incentive expenses associated with increased sales.

In-Process Research and Development

        During the second quarter of 2000, we recorded a non-recurring charge of $6.3 million to in-process research and development related to the purchase of DesignPRO and Right Track. We determined this non-recurring charge using valuation techniques generally used by appraisers in the high-technology industry. We immediately expensed this non-recurring charge in the period of acquisition because technological feasibility had not been established and no alternative use had been identified. We discuss this charge in more detail in
Note 9 to the Condensed Consolidated Financial Statements.

Income from Operations

        Income from operations was $156.9 million, or 39.7% of sales, for the three months ended September 30, 2000 compared to $78.4 million, or 36.5% of sales, for the three months ended September 30, 1999, an increase of $78.5 million or 100.1%. Income from operations was $389.3 million, or 38.6% of sales, for the nine months ended September 30, 2000 compared to $218.2 million, or 36.4% of sales for the nine months ended September 30, 1999, an increase of $171.1 million or 78.4%. The year over year increase in operating income, as a percentage of sales, was primarily due to improvements in gross margin partially offset by increased research and development expenses as a percentage of sales.

Interest and Other Income, Net

        Interest and other income was $12.9 million for the three months ended September 30, 2000 compared to $8.0 million for the three months ended September 30, 1999, an increase of $4.9 million or 61.3%. Interest and other income was $33.9 million for the nine months ended September 30, 2000 compared to $18.6 million for the nine months ended September 30, 1999, an increase of $15.3 million or 82.3%. Interest and other income consists mainly of interest income on investments in high quality fixed income securities. The increase in interest and other income was primarily due to the increase in interest income related to higher investment balances and higher interest rates.

Provision for Income Taxes

        Our effective tax rate was 31.0% for the nine months ended September 30, 2000 and 32.5% for the nine months ended September 30, 1999. The year over year reduction of the effective tax rate primarily resulted from the reinstitution of the research and development tax credit and a change in the geographic mix of revenue.

Equity Investment

        In June 1996, we formed WaferTech, LLC, a joint venture company, with TSMC and several other partners to build and operate a wafer manufacturing plant in Camas, Washington. In return for a $140.4 million cash investment, we received an 18% equity ownership in WaferTech and certain obligations and rights to procure up to 27% of WaferTech's output at market prices. In January 1999, we purchased from Analog Devices, Inc. an additional 5% equity ownership interest in WaferTech for approximately $37.5 million, increasing our ownership interest to 23%. This increased investment in WaferTech provides us with additional obligations and rights to procure up to 35% of WaferTech's future output. In October 1999, we made an additional $23.0 million cash investment in WaferTech. Despite this additional cash investment, our ownership interest or obligations and rights for the procurement of WaferTech's output did not change. We account for our investment under the equity method based on our ability to exercise significant influence over WaferTech's operating and financial policies. For the three months ended September 30, 2000, we recorded a marginal profit in WaferTech, as compared to a loss of $2.8 million for the same period a year ago. For the nine months ended September 30, 2000, we recorded a marginal loss in WaferTech, as compared to a loss of $6.2 million for the same period a year ago. In past quarters, WaferTech had experienced lower than forecast production yields resulting in lower than forecast output. During the three months ended September 30, 2000, WaferTech's production volumes and yields increased over prior periods and met our targeted levels. We cannot assure you that WaferTech will continue to make a profit or that WaferTech will not have an adverse impact on our operating results.

Future Results

        Our industry is intensely competitive. Future operating results will depend on our ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors. We may not succeed in developing, manufacturing or selling competitive products. We are developing programmable chips for applications that are presently served by other ASIC vendors. Many of these vendors have substantially greater financial, technical and marketing resources than we do and have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. We cannot assure you that we will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the ASIC market, but may also displace our products in the applications that we presently serve.

        As a semiconductor company, we operate in a dynamic market characterized by rapid product obsolescence. We continue to focus our efforts on developing new programmable logic chips, related development software and hardware and advanced semiconductor wafer fabrication processes. We cannot assure you that we will be able to continue to develop and introduce new products and manufacturing proceeses or that our products and processes will achieve market acceptance or be successful. If we do not successfully define, develop and introduce competitive new products and enhance existing products in response to both evolving demands of the market place and competitive product offerings, our future operating results would be adversely affected.

        We own numerous patents and patent applications and have technology licensing agreements giving us rights to design, manufacture and package products using certain patents owned by others. We cannot assure you that our intellectual property rights will provide meaningful protection from competition or that we will rely on such rights in developing additional products. We may be unable to adequately protect our intellectual property rights and may face significant future litigation expenses.

        We depend significantly upon subcontractors to manufacture silicon wafers and assemble, test and ship product to end customers. We also depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner to enhance our product designs and cost structure. Our success depends, in part, on TSMC's ability to remain successful in its highly competitive industry. Their inability to do so could have a severe negative impact on us. The vast majority of our products are manufactured and shipped to customers by subcontractors located in Asia, principally Hong Kong, Japan, Korea, Malaysia, the Philippines and Taiwan. Disruptions or adverse supply conditions arising from market conditions, political strife, labor disruptions and other factors could adversely affect our future results. Market demand for silicon wafers increased significantly during the course of 1999 and through the third quarter of 2000, while supply of such wafers has increased at a much slower rate. This has resulted in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. Our management believes that for at least the next several quarters, demand will exceed the foundry industry's ability to supply silicon wafers and that certain companies that rely on the foundry industry will not succeed in securing all of the wafers that they desire, thereby constraining their revenues. We believe that under such circumstances it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. We believe that we enjoy close working relationships with our principal wafer supplier, TSMC. However, we cannot assure you that we will succeed in securing our total desired output from TSMC or that the scarcity of silicon wafers will not impair or prevent any future growth of our business.

        Natural or man-made disasters, normal process fluctuations and variances in manufacturing yields could have a severe negative impact on our operating capabilities. For example, in September 1999, a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at our primary vendor, TSMC, for several days and then only limited production began. Nearly two weeks passed before full production resumed, and a portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. We have sought to diversify our operating risk by obtaining silicon wafers from WaferTech. WaferTech began production of silicon wafers in October 1998 and achieved volume production in 1999. In past quarters, WaferTech had experienced lower than forecast production yields resulting in lower than forecast output. During the three months ended September 30, 2000, WaferTech's production volumes and yields increased over prior periods and met our targeted levels.

We cannot assure you that the worldwide supply and demand for semiconductor wafers will be such that WaferTech will continue to make a profit or that WaferTech will not have an adverse impact on our operating results.

        A number of factors outside of our control, including general economic conditions and cycles in world markets, exchange rate fluctuations or a lack of growth in our end markets could also adversely impact future results. The semiconductor industry is highly cyclical and has historically been subject to significant downturns as a result of diminished demand, general reductions in inventory levels by customers, excess production capacity and accelerated declines in average selling prices. Because of these and other factors that might affect our operating results, you should not consider our past financial performance as an indicator of our future performance, and you should not use historical trends to anticipate our future results. In addition, the price of our common stock has fluctuated significantly due to the cyclical nature of the semiconductor industry and other factors.

Liquidity and Capital Resources

        During the first nine months of 2000, cash, cash equivalents and short-term investments increased by $177.1 million to $1,022.8 million from $845.7 million at December 31, 1999. During the first nine months of 2000, our operating activities generated net cash of $407.6 million. This cash flow was primarily attributable to net income of $291.4 million, adjusted by non-cash items including an increase in deferred income on sales to distributors of $138.4 million, an increase of income taxes payable of $110.9 million, an increase in accounts payable and accrued liabilities of $64.1 million, depreciation and amortization of $28.5 million, the one-time write-off of $6.3 million for acquired in-process research and development and amortization of deferred stock-based compensation of $5.3 million. These items were partially offset by increases in inventories of $114.8 million, accounts receivable of $80.6 million and deferred income taxes of $53.9 million.

        Cash used for investing activities of $125.8 million for the first nine months of 2000 was primarily the result of net purchases of short-term investments of $44.6 million, cash payments of $11.5 million for the acquisitions of DesignPRO and Right Track, as well as our $67.7 million investment in land, manufacturing and data processing equipment and software, and building improvements in our headquarter facility.

        For the first nine months of 2000, we used $149.3 million in net cash for financing activities. We repurchased 4.8 million shares of our common stock for $187.4 million, partially offset by net proceeds of $31.1 million from the issuance of 7.1 million shares of common stock to employees through various option and employee stock purchase plans. In addition, we received $7.0 million from the sale of put warrants.

Financial Condition

        Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities.

        As of September 30, 2000, we had $1,022.8 million of cash, cash equivalents and short-term investments available to finance our operating activities and future growth. We believe the available sources of funds and cash we expect to generate from operations will be adequate to finance current operations, capital expenditures and common stock repurchases for at least the next year.

Impact of Currency and Inflation

        We purchase the majority of our materials and services in U.S. dollars, and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations and to meet contractual commitments denominated in foreign currencies. During the second quarter of 2000, we entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of our firm contractual commitments of ringgit required. The contract will be settled in June 2001. We may enter into similar contracts from time to time should conditions appear favorable. Inflation has not significantly impacted our financial results.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        Our investment portfolio consisted of fixed income securities of $919.9 million as of September 30, 2000 and $710.3 million as of September 30, 1999. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000 and September 30, 1999, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

        We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at September 30, 2000 and September 30, 1999, our financial position and results of operations would not be materially affected. However, we cannot assure you there will not be a material impact in the future.

PART II OTHER INFORMATION


ITEM 1: Legal Proceedings

        We are a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside of our control. We cannot assure you that litigation will not have an adverse effect on our financial position or results of operations. Our major litigation matters as of September 30, 2000 are described below.

        In June 1993, Xilinx, Inc. sued us for monetary damages and injunctive relief based on our alleged infringement of certain patents held by Xilinx. In June 1993, we sued Xilinx for monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by us. In April 1995, we filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of our patents. In May 1995, Xilinx counter-claimed against us in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case was transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In October 1999 - December 1999, the court ruled on the motions. In the Xilinx suit, the court ruled that one of Xilinx's claims is invalid and another claim was withdrawn. The court also ruled that issues of infringement and validity on the remaining claims were subject to trial which began October 5, 2000 and is scheduled to be completed in November 2000. In our suit, the court granted that one of our patents is invalid, granted that one patent is not infringed, and granted another patent is not literally infringed but denied non-infringement under the doctrine of equivalence. In October 2000, Xilinx withdrew its claims against our MAX 5000, MAX 7000 and MAX 9000 family products. Court ordered mediation which began February 24, 2000 did not reach a settlement and has been terminated. Due to the nature of the litigation with Xilinx and because the lawsuits are in the liability trial stage, our management cannot estimate the total expense, the possible loss, if any, or the range of loss that we may ultimately incur in connection with the allegations. Our management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of our products, including but not limited to our FLEX 8000 family products, or succeed in invalidating our other patents. Although we cannot make any assurances as to the results of these cases, we believe that we have meritorious defenses to the claims asserted in the Xilinx suit and intend to pursue our claims and defend ourselves vigorously in this matter.

        In May 2000, we sued Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by us. In July 2000, Xilinx filed a counterclaim against us alleging infringement of certain patents held by Xilinx. The court has issued an order setting the claim construction hearing for December 6 and 7, 2000. Due to the nature of the litigation with Xilinx and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we believe that we have meritorious defenses to Xilinx' counterclaim and intend to pursue our claims and defend ourselves vigorously in this matter.

        In August 1994, Advanced Micro Devices, Inc., or AMD, sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by AMD. In September 1994, we answered the complaint asserting that we are licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by us. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that we are licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that we are not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Corporation entered into an agreement with AMD which includes assuming both the claims against us and the claims against AMD and has replaced AMD in the suit with Vantis, a wholly owned subsidiary of Lattice. Due to the nature of the litigation, our management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. We cannot ensure that Lattice will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 7000, FLEX 8000, MAX 9000 and FLEX 10K product families, or succeed in invalidating any of our patents remaining in the suit. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter.

        In May 2000, we sued Lattice seeking monetary damages and injunctive relief based on Lattice's alleged infringement of certain patents held by us. In July 2000, Lattice filed a counterclaim against us alleging infringement of certain patents held by Lattice. Due to the nature of the litigation with Lattice and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter.

        In November 1999, we sued Clear Logic Inc. alleging that Clear Logic is unlawfully appropriating our registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with our relationships and contracts with our customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using our mask work technology and from interfering with our customers. Clear Logic has answered the complaint by denying that it is infringing our mask work technology and denying that it has unlawfully interfered with our relationships and contracts with our customers. Clear Logic has also filed a counterclaim against us for unfair competition under California law alleging that we have made false statements to our customers regarding Clear Logic. Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter.


ITEM 2: Changes in Securities and Use of Proceeds

        As part of the consideration for our acquisition of all outstanding capital stock of Northwest Logic, Inc. on September 11, 2000, we issued 48,727 shares of our common stock to the former shareholders of Northwest Logic. In addition, as part of an employment package we granted former employees of Northwest Logic options to purchase 153,945 shares of our common stock. The options vest in 25% increments over four years and have a ten-year term. We issued these shares and granted these options in a private placement in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)    Exhibits

               3.1 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2000.(1)

               3.2 By-laws of the Registrant as adopted May 5, 1996 (which became the By-laws of the Registrant on June 19, 1997).(2)

               4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

               10.56(a)+ 2000 Non-Qualified Stock Option Plan No. 1.

               10.56(b)+ Form of Stock Option Agreement for Former Employees of
                         Northwest Logic, Inc.

               10.56(c)+ Form of Stock Option Agreement for Former Founding
                         Shareholders of Northwest Logic, Inc.

               27.1 Financial Data Schedule for the nine months ended September 30, 2000.

               + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q.

               (1) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

               (2) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

               (3) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.

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

                                 Date:  November 1, 2000

  EXHIBIT INDEX
  -------------

        3.1 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2000.(1)

        3.2 By-laws of the Registrant as adopted May 5, 1996 (which became the By-laws of the Registrant on June 19, 1997).(2)

        4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

        10.56(a)+   2000 Non-Qualified Stock Option Plan No. 1.

        10.56(b)+   Form of Stock Option Agreement for Former Employees of
                    Northwest Logic, Inc.

        10.56(c)+   Form of Stock Option Agreement for Former Founding
                    Shareholders of Northwest Logic, Inc.

        27.1        Financial Data Schedule for the nine months ended September
                    30, 2000.

        + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q.

        (1) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

        (2) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

        (3) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.