Form 10-Q
period 2001-03-31
ALTERA CORP
filed 2001-05-14
CIK 768251

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 2001

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from to ___________


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


                            Yes [X]   No [ ]

    Number of shares of common stock outstanding at May 7, 2001: 386,752,425

PART I         FINANCIAL INFORMATION                                                       NUMBER
------         ---------------------                                                       ------
ITEM 1:        Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001
                   and December 31, 2000 ...............................................      3

               Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2001 and 2000 ..........................      4

               Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2001 and 2000 ..........................      5

               Notes to Condensed Consolidated Financial Statements ....................      6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...........................................      9

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk ..............     18



PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings .......................................................     19

ITEM 6:        Exhibits and Reports on Form 8-K ........................................     21

Signatures .............................................................................     22

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements


                               ALTERA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)



                                                             MARCH 31,            DECEMBER 31,
                                                               2001                   2000
                                                           -----------            ------------
ASSETS

Current assets:
  Cash and cash equivalents                                $   250,161             $   496,385
  Short-term investments                                       675,787                 637,224
                                                           -----------             -----------
       Total cash, cash equivalents
          and short-term investments                           925,948               1,133,609
  Accounts receivable, net                                      74,222                 168,940
  Inventories                                                  314,496                 273,562
  Deferred income taxes                                        164,129                 178,750
  Other current assets                                          14,167                  14,498
                                                           -----------             -----------
       Total current assets                                  1,492,962               1,769,359
Property and equipment, net                                    217,894                 207,858
Investments and other assets                                    24,995                  26,917
                                                           -----------             -----------
                                                           $ 1,735,851             $ 2,004,134
                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    38,634             $    86,409
  Accrued liabilities                                           28,906                  26,992
  Accrued compensation                                          30,713                  46,144
  Deferred income on sales to distributors                     349,367                 460,314
  Income taxes payable                                          14,145                 136,345
                                                           -----------             -----------
       Total current liabilities                               461,765                 756,204
                                                           -----------             -----------

Stockholders' equity:
  Common stock                                                     388                     389
  Capital in excess of par value                               380,930                 389,184
  Retained earnings                                            930,605                 908,196
  Deferred stock-based compensation                            (40,463)                (49,101)
  Accumulated other comprehensive income (loss)                  2,626                    (738)
                                                           -----------             -----------
       Total stockholders' equity                            1,274,086               1,247,930
                                                           -----------             -----------
                                                           $ 1,735,851             $ 2,004,134
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

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -------------------------------
                                                               2001                 2000
                                                            ---------             ---------
Net sales                                                   $ 287,438             $ 272,781
Costs and expenses:
   Cost of sales                                               99,195                94,590
   Research and development expenses                           50,973                34,442
   Selling, general and administrative expenses                61,963                43,378
                                                            ---------             ---------
Total costs and expenses                                      212,131               172,410
                                                            ---------             ---------

Income from operations                                         75,307               100,371
Interest and other income, net                                 14,681                10,548
                                                            ---------             ---------
Income before income taxes and equity investment               89,988               110,919
Provision for income taxes                                    (26,996)              (34,386)
Equity in loss of WaferTech, LLC                                   --                (1,379)
                                                            ---------             ---------
Net income                                                  $  62,992             $  75,154
                                                            =========             =========
INCOME PER SHARE:
   Basic                                                    $    0.16             $    0.19
                                                            =========             =========
   Diluted                                                  $    0.16             $    0.18
                                                            =========             =========
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   Basic                                                      387,894               398,538
                                                            =========             =========
   Diluted                                                    402,927               419,552
                                                            =========             =========


     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                    2001                 2000
                                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  62,992             $  75,154
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   12,344                 7,721
    Amortization of deferred stock-based compensation                8,921                    --
    Deferred income taxes                                           12,470               (15,720)
    Equity in loss of WaferTech, LLC                                    --                 1,379
    Changes in assets and liabilities:
      Accounts receivable, net                                      94,718               (29,233)
      Inventories                                                  (40,934)              (17,931)
      Other assets                                                     331                 4,965
      Accounts payable and accrued liabilities                     (61,292)                1,632
      Deferred income on sales to distributors                    (110,947)               31,936
      Income taxes payable                                        (117,604)               35,639
                                                                 ---------             ---------
Cash (used for) provided by operating activities                  (139,001)               95,542
                                                                 ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (20,458)              (15,487)
  Net change in short-term investments                             (33,048)               18,579
                                                                 ---------             ---------
Cash (used for) provided by investing activities                   (53,506)                3,092
                                                                 ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                         3,436                 7,270
  Repurchase of common stock                                       (57,153)                   --
                                                                 ---------             ---------
Cash (used for) provided by financing activities                   (53,717)                7,270
                                                                 ---------             ---------
Net (decrease) increase in cash and cash equivalents              (246,224)              105,904
Cash and cash equivalents at beginning of period                   496,385               164,257
                                                                 ---------             ---------
Cash and cash equivalents at end of period                       $ 250,161             $ 270,161
                                                                 =========             =========
Cash paid during the period for:
  Income taxes, net of refunds                                   $ 133,091             $  13,928



     See accompanying notes to condensed consolidated financial statements.

                               ALTERA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 -- Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial information of Altera Corporation and subsidiaries, referred to herein as "we", "us" or "our", has been prepared by us in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in our management's opinion are necessary to state fairly our financial position, results of operations and cash flows as of and for the three months ended March 31, 2001 and 2000. The December 31, 2000 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as filed on March 8, 2001 with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest March 31st. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of March 31st.


Note 2 -- Balance Sheet Details (in thousands):


                                                       March 31,            December 31,
                                                         2001                   2000
                                                       ---------            ------------
Inventories:
  Raw materials and work in process                    $ 239,276             $ 203,681
  Finished goods                                          75,220                69,881
                                                       ---------             ---------
                                                       $ 314,496             $ 273,562
                                                       =========             =========

Property and equipment:
  Land                                                 $  30,779             $  30,474
  Building                                                95,183                89,419
  Equipment and software                                 195,240               183,315
  Office furniture and fixtures                           18,375                17,392
  Leasehold improvements                                   3,922                 3,190
                                                       ---------             ---------
                                                         343,499               323,790
  Accumulated depreciation and amortization             (125,605)             (115,932)
                                                       ---------             ---------
                                                       $ 217,894             $ 207,858
                                                       =========             =========

Note 3 -- Comprehensive Income:

The components of comprehensive income, net of tax, are as follows (in thousands):


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                2001                2000
                                                                              --------            --------
Net income                                                                    $ 62,992            $ 75,154
Unrealized gain (loss) on available-for-sale investments, net
   of tax expense and tax benefit of $2,151 and $893, respectively               3,364              (1,397)
                                                                              --------            --------
Comprehensive income                                                          $ 66,356            $ 73,757
                                                                              --------            --------


Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain (loss) on available-for-sale investments, net of tax.


Note 4 -- Common Stock Split:

On July 13, 2000, we declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of our common stock on July 26, 2000. Dividend shares were distributed to stockholders on August 10, 2000. All prior period share and income per share data have been retroactively restated to give effect to the stock split for all periods presented.


Note 5 -- Income Per Share:

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

For the three months ended March 31, 2001, we excluded stock options to purchase
7.8 million shares from the calculation of diluted income per share because they were anti-dilutive, but these options could be dilutive in the future. Anti-dilutive options for the three months ended March 31, 2000 were immaterial. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

                                                    Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                 2001                2000
                                               --------            --------
Basic:
Net income                                     $ 62,992            $ 75,154
                                               ========            ========
Weighted shares outstanding                     387,894             398,538
                                               ========            ========
Net income per share                           $   0.16            $   0.19
                                               ========            ========

Diluted:
Net income                                     $ 62,992            $ 75,154
                                               ========            ========

Weighted shares outstanding                     387,894             398,538
Effect of dilutive securities:
Stock options and restricted stock               15,033              21,014
                                               --------            --------
Diluted weighted shares outstanding             402,927             419,552
                                               ========            ========

Net income per share                           $   0.16            $   0.18
                                               ========            ========


Note 6 -- Common Stock Repurchase:

During the first quarter of 2001, we repurchased 2,045,000 shares of common stock for an aggregate cost of $57.2 million. In April 2001, we repurchased 1,500,000 shares of common stock for an aggregate cost of $33.7 million. Since the inception of our repurchase program in 1996, we have repurchased 33,445,000 of the 48,000,000 shares authorized for repurchase. The repurchased shares were retired upon acquisition.


Note 7 -- Derivative Financial Instruments:

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting and reporting on derivative instruments for periods beginning after June 15, 2000 and early adoption is permitted. SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet as either assets or liabilities and measured at fair value. Furthermore, SFAS No. 133 requires current recognition in earnings of changes in the fair value of derivative instruments depending on the intended use of the derivative and the resulting designation. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of SFAS No.
133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities. Our adoption of SFAS No. 133 and corresponding amendments under SFAS No. 138, which became effective January 1, 2001, did not have a material effect on our financial statements.


Note 8 -- Deferred Stock-Based Compensation:

During the first quarter of 2001, we recorded aggregate deferred stock-based compensation of approximately $283,000 representing the value of restricted stock issued to a new employee. Restricted stock issued is subject to our repurchase rights under certain circumstances. These rights lapse over a three to four year period. At March 31, 2001, 1,068,145 shares were subject to our repurchase rights. Deferred stock-based compensation represents the difference between the grant price and the quoted market price of our stock at the date of grant. We are amortizing deferred stock-based compensation over the vesting period of three to four years. Amortization of deferred stock-based compensation was $8.9 million for the three months ended March 31, 2001.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in "Risk Factors" below and elsewhere in this Report, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding our gross margins and inventory levels, our ability to control costs, research and development efforts, the commercial success of our new products, the source of our revenues, expected market demand for silicon wafers and potential supply shortages, availability of funds and cash to finance operations, and future economic conditions. Our future results of operations and the other forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside our control. Some of these risks and uncertainties are described in proximity to forward-looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with our ability to achieve continued cost reductions and maintain gross margins, our ability to continue to achieve die size reductions, our ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen our market share over the long term, successful development and subsequent and timely introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of our new products, continued demand for our existing products, our ability to improve existing products, the ability of our subcontractors to manufacture, assembly, test and ship products efficiently and on a timely basis, general market conditions, and the outcome of current litigation in which we are involved. Additional risk factors are disclosed in our 2000 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

        We classify our products into the following categories. All prior data have been restated to reflect the following compositions:

- New products consist of APEX 20KE, APEX 20KC, MAX 7000B, ACEX 1K, Excalibur and Mercury families

- Mainstream products include MAX 7000A, MAX 3000A, FLEX 6000, FLEX 10KA, FLEX 10KE and APEX 20K families

- Mature and other products include Classic, MAX 7000, MAX 7000S, MAX 9000, FLEX 8000, FLEX 10K and FLASHlogic families, Tools, MPLDs, configuration devices, intellectual property and Northwest Logic design services

        Sales during the first three months of 2001 were $287.4 million, 5.4% higher than the $272.8 million reported for the same period last year. The increase in sales was primarily due to a higher overall average unit selling price resulting from a shift in demand towards newer products. The increase in sales was partially offset by a decrease in unit sales in the Mature and other product category.

        Sales of New products, which began shipping during or after the fourth quarter of 1999, were $28.5 million during the first three months of 2001 as compared to $1.7 million reported for the same period last year. Sales of Mainstream products were $141.8 million during the first three months of 2001, 25.3% higher than the $113.2 million reported for the same period last year, while sales of Mature and other products were $117.1 million during the first three months of 2001, 25.9% lower than the $157.9 million reported for the same period last year.

        New products represented 9.9% of sales for the first quarter of 2001 as compared to 0.6% for the first quarter of 2000. During the same periods, Mainstream products represented 49.4% of sales as compared to 41.5%, while Mature and other products represented 40.7% as compared to 57.9%. Our New and Mainstream products have been developed and introduced to the marketplace over the last several years. These products have similar or improved features and comparable or higher densities than their predecessors. As a result of increased customer demand for programmable logic devices, or PLDs, with higher densities and enhanced performance, we experienced a shift in sales to our newer products from our more mature products. New and Mainstream products were 59.3% of total sales for the first quarter of 2001 as compared to 42.1% for the first quarter of 2000.

        As a percentage of total sales for the three months ended March 31, 2001, sales in North America declined, while sales in Europe, Japan and Asia Pacific increased compared to the same period a year ago. North America sales decreased to 47.0% of sales from 56.6%, while Europe sales increased to 27.4% from 22.7%, Japan increased to 18.1% from 15.0%, Asia Pacific increased to 7.5% from 5.7%. In absolute dollars, North America sales decreased 12.5% to $135.1 million in the first quarter of 2001 from $154.5 million for the same period a year ago. Sales in Europe increased 27.0% to $78.7 million from $61.9 million, Japan increased 26.9% to $52.0 million from $41.0 million, and Asia Pacific increased 40.7% to $21.6 million from $15.4 million.

        During the first quarter of 2001, we continued to generate the majority of our sales from the communications market segment, driven primarily by the networking and telecommunications sectors. As a percentage of total sales for the three months ended March 31, 2001, the communications market segment represented 60.9% of our business compared to 64.9% for the first three months ended March 31, 2000. The electronic data processing market segment was 18.1% for the three months ended March 31, 2001 compared to 17.9% for the same period a year ago, the industrial market segment was 14.7% compared to 11.4%, the consumer market segment was 1.8% compared to 2.5% and other markets were 4.5% compared to 3.3%. Our management believes that the communications market segment will continue to drive the largest percentage of revenue.

        As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers' products, our sales have decreased during the first quarter of 2001 compared to the fourth quarter of 2000. In addition, beginning in November 2000, we saw an inventory correction in our North American business driven primarily by an accumulation of inventory at subcontract manufacturers. Furthermore, during the first quarter of 2001 we experienced a significant step-back in North American resales and orders as a result of decreased sales to our North American communications equipment customers. Our management believes that unstable and unpredictable economic conditions will continue, and will broaden to include international markets as well, resulting in a significant decline in revenues through at least the second quarter of 2001. If these economic conditions persist or worsen, or if a wider or global economic slowdown occurs, our future operating results would be adversely affected.

Gross Margin

        Gross margin, as a percentage of sales, for the three months ended March 31, 2001 was 65.5% compared to 65.3% for the three months ended March 31, 2000. Difficulties in production yields can occur when we begin production of new products, transition to new processes or when our principal wafer supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, moves production of a product from one manufacturing plant to another. These difficulties can potentially result in significantly higher costs and lower product availability. For example, from the fourth quarter of 1999 through the first half of 2000, process control issues associated with volume ramp up at WaferTech, LLC, a wafer manufacturer in Camas, Washington, resulted in low die yields on FLEX 10KA and FLEX 10KE products, thereby leading to reduced product availability in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Our management expects to continue to introduce new and established products using new process technologies and may encounter similar start-up difficulties during the transition to such process technologies. Further, production throughput times vary considerably among our wafer suppliers, and we may experience delays from time to time in processing some of our products, which also may result in higher costs and lower product availability.

        As a result of the current unfavorable economic conditions, our current inventory levels are high relative to historical levels and current sales forecasts. We ended the first quarter of 2001 with inventories of $314.5 million, an increase of $40.9 million, or 15.0%, from $273.6 million at December 31, 2000. At March 31, 2001, our inventory supply on hand was approximately 10 months, with varying months supply on hand for individual product families. As a result of the uncertainties surrounding the current unfavorable economic conditions, our sales forecasts may be both unpredictable and unreliable through at least the first half of 2001, especially as it relates to specific product families. Consequently, our inventory balances and months supply on hand may further increase.

        The semiconductor industry has traditionally experienced a rapid product obsolescence rate due to continuous advancements in product technology. We have never experienced a significant write-down or write-off of our inventories. However, we are not immune to product obsolescence, and we may experience charges to income for the write-down or write-off of inventories, especially given the current economic conditions and our relatively high inventory levels.

        In order to reduce inventories to more normal levels, we have significantly reduced factory activity. Reduced factory activity will result in under-absorbed manufacturing overhead, thus reducing our gross margins. Additionally, large inventories impair our ability to reduce costs; our product costs will remain fixed until the inventory is sold or otherwise disposed. Given our fixed product costs, the price erosion normally experienced in the semiconductor industry will further reduce our gross margins.

Research and Development

        Research and development expenses for the three months ended March 31, 2001 were $51.0 million, or 17.7% of sales, compared to $34.4 million, or 12.6% of sales for the three months ended March 31, 2000. Research and development expenses increased, both in absolute dollars and as a percentage of sales, primarily due to our continuous efforts in research and development and the timing of the purchase of masks and wafers used in the development of new products. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

        Research and development expenses increased $16.6 million, or 48.3% for the three months ended March 31, 2001 over the same period last year. The increase in absolute dollars was primarily a result of increased headcount, amortization of deferred stock-based compensation, additional spending on masks, package development and the development of our new products, partially offset by decreased spending on prototype wafers.

        We expect to continue to invest in the development of new products in the APEX II, APEX 20KC and Mercury families, as well as in our Quartus software, Excalibur embedded processor solutions and other future products. In April 2001, we announced our APEX II device family, a high-performance, high-density PLD family for system-on-a-programmable-chip, or SOPC, applications. The APEX II family incorporates dramatic enhancements to both the I/O and memory structure allowing designers to incorporate significantly higher-level system functionality onto a single PLD, delivering speed, flexibility, and SOPC integration. During the first quarter of 2001, we began shipping the Mercury device family, the world's first programmable application-specific standard products, or ASSPs. Mercury devices integrate the functionality of a high-speed transceiver ASSP with a high performance PLD core engineered to support high bandwidth and rapid data transfer rates. Also during the first quarter of 2001, we began shipping our APEX 20KC device family, which utilizes copper for all layers of metal interconnect. Copper interconnect boosts performance and is thus appealing in high-bandwidth, high-performance optical applications. Furthermore, during the first quarter of 2001, we released our Quartus II development software, which we believe delivers superior designer productivity and supports system-level designs and integration with third-party tools. During 2000, we announced our new Excalibur embedded processor solutions. Excalibur solutions combine programmable logic, memory and a processor core, allowing users to integrate an entire system on a single PLD. These solutions provide programmable flexibility and system-level integration while bringing advanced processor technology to the broad marketplace. Our management expects these new products to be successful in the marketplace; however, the commercial success of these products depends on market acceptance of the use of the devices in high-density designs. We cannot assure you that any of our new products will achieve market acceptance.

        We also continue to focus our efforts on the development of new programmable logic chips, related development software and hardware and advanced semiconductor wafer fabrication processes. Despite the current unfavorable economic conditions, we will continue to commit to developing new products. We cannot assure you that we will accomplish our goals in the development and subsequent introduction of new products and manufacturing processes. Also, we cannot assure you that our new products will achieve market acceptance, that the new manufacturing processes will be successful, or that our suppliers will provide us with the quality and quantity of wafers and materials that we require. Finally, we cannot assure you we will continue to develop and introduce new products in a timely manner, which our management believes is important to help counter the semiconductor industry's historical trend of declining prices as products mature.

Selling, General and Administrative

        Selling, general and administrative expenses for the three months ended March 31, 2001 were $62.0 million, or 21.6% of sales, compared to $43.4 million, or 15.9% of sales for the three months ended March 31, 2000. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Selling, general and administrative expenses also include costs related to the direct sales force and field application engineers who work in sales offices worldwide and stimulate demand by assisting customers in the use and proper selection of our products.

        Selling, general and administrative expenses increased $18.6 million, or 42.9%, for the three months ended March 31, 2001 over the same period last year. The increase in absolute dollars was mainly driven by increased headcount for sales, marketing and administration personnel and higher legal expenses, partially offset by lower commission and incentive expenses. Our management is pursuing spending control measures consistent with the current economic conditions; however, the timing and extent of future legal costs associated with the ongoing defense of our intellectual property rights are not readily predictable and may increase in future periods. We expect selling, general and administrative expenses to remain relatively flat in absolute dollars, but as a result of declining revenues, will increase as a percentage of sales through at least the first half of 2001.

Income from Operations

        Income from operations was $75.3 million, or 26.2% of sales, for the three months ended March 31, 2001 compared to $100.4 million, or 36.8% of sales for the three months ended March 31, 2000. The year over year decrease in operating income, as a percentage of sales, was primarily due to operating expenses increasing at a faster rate than revenue, including increased research and development expenses and selling, general and administrative expenses.

Interest and Other Income, Net

        Interest and other income was $14.7 million, or 5.1% of sales for the three months ended March 31, 2001 compared to $10.5 million, or 3.9% of sales for the three months ended March 31, 2000. Interest and other income consists mainly of interest income on investments in high-quality fixed income securities. The increase in interest and other income was primarily due to the increase in interest income related to higher investment balances resulting from the proceeds of the sale of WaferTech in December 2000 and higher interest rates.

Provision for Income Taxes

        Our effective tax rate was 30.0% for the three months ended March 31, 2001 compared to 31.0% for the three months ended March 31, 2000. The reduction of the effective tax rate primarily resulted from a change in the geographic source of income.

Equity Investment

        In June 1996, we formed WaferTech, LLC, a joint venture company, with TSMC and several other partners to build and operate a wafer manufacturing plant in Camas, Washington. We accounted for our investment under the equity method based on our ability to exercise significant influence over WaferTech's operating and financial policies. During the fourth quarter of 2000, we sold our 23% ownership interest in WaferTech to a subsidiary of TSMC for $350.4 million in cash. The one-time pre-tax gain on the sale of WaferTech was $178.1 million. For the three months ended March 31, 2000, our equity in the loss of WaferTech was $1.4 million. Although we sold our equity interest in WaferTech, we expect to continue utilizing WaferTech as one of our suppliers of silicon wafers.

Liquidity and Capital Resources

        During the first three months of 2001, cash, cash equivalents and short-term investments decreased by $207.7 million to $925.9 million from $1,133.6 million at December 31, 2000. During the first three months of 2001, our operating activities used net cash of $139.0 million. This cash flow was primarily attributable to a decrease in income taxes payable of $117.6 million, a decrease in deferred income on sales to distributors of

$110.9 million, a decrease in accounts payable and accrued liabilities of $61.3 million and an increase in inventory of $40.9 million. These items were partially offset by a decrease in accounts receivable of $94.7 million, net income of $63.0 million, a decrease in deferred income taxes of $12.5 million, depreciation and amortization of $12.3 million and amortization of deferred compensation of $8.9 million.

        Cash used for investing activities of $53.5 million for the first three months of 2001 was primarily the result of net purchases of short-term investments of $33.0 million and our $20.5 million investment in manufacturing and data processing equipment and software, and building improvements in our headquarters facility.

        For the first three months of 2001, we used $53.7 million in net cash for financing activities. We repurchased 2.0 million shares of our common stock for $57.2 million, partially offset by net proceeds of $3.4 million from the issuance of approximately 596,000 shares of common stock.

Financial Condition

        Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities.

        As of March 31, 2001, we had $925.9 million of cash, cash equivalents and short-term investments available to finance our operating activities and future growth. Our management believes that capital expenditures will continue to be significant in 2001 primarily due to anticipated expenditures in manufacturing and data processing equipment as well as building improvements in our headquarters and Penang facilities. We believe the available sources of funds will be adequate to finance current operations, capital expenditures and common stock repurchases for at least the next year.

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

Risk Factors

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

        The programmable logic industry is intensely competitive. Future operating results will depend on our ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors, including Xilinx, Inc. and Lattice Semiconductor Corporation. We may not succeed in developing, manufacturing or selling competitive products.

        Because we develop programmable chips for applications that are presently served by application-specific integrated circuit, or ASIC, vendors, we also indirectly compete in the ASIC market. Many of these vendors have substantially greater financial, technical and marketing resources than we do and have well-established market positions and a solution that has been proven technically feasible and economically competitive over several decades. We cannot assure you that we will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the ASIC market, but may also displace our products in the applications that we presently serve.

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

        We depend significantly upon subcontractors to manufacture silicon wafers. We presently have our primary wafer supply arrangements with two semiconductor vendors: TSMC and Sharp Corporation. We may negotiate additional foundry contracts and establish other sources of wafer supply for our products as such arrangements become economically useful or technically necessary. Although there are a number of new state-of-the-art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited quickly and without much notice. Furthermore, since only newer fabrication or substantially retrofitted facilities are able to manufacture wafers that incorporate leading-edge technologies, any significant decrease in capacity of these facilities would have a material adverse effect on our ability to obtain wafer supply for our newer products. Accordingly, we cannot assure you that any shortage in foundry manufacturing capacity will not result in production problems for us in the future.

        We have sought to diversify our operating risk by obtaining silicon wafers manufactured by WaferTech. WaferTech began production of silicon wafers in October 1998 and achieved volume production in 1999. In past quarters, WaferTech had experienced lower than forecast production yields resulting in lower than forecast output. During 2000, WaferTech's production volumes and yields increased over prior periods and met our targeted levels. Although we sold our equity interest in WaferTech in December 2000, we expect to continue utilizing WaferTech as one of our suppliers of silicon wafers.

        We depend upon our foundry vendors to produce wafers at acceptable yields and to deliver them to us in a timely manner. The manufacture of advanced complementary metal oxide semiconductor, or CMOS, wafers is a highly complex process, and we have from time to time experienced difficulties in obtaining acceptable yields and timely deliveries from our suppliers. Good production yields are particularly important to our business, including our ability to meet customers' demand for products and to maintain profit margins. Wafer production yields are dependent on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced and expect to experience production yield problems from time to time. Difficulties in production yields can often occur when we begin production of new products or transition to new processes. These difficulties can potentially result in significantly higher costs and lower product availability. For example, in the second quarter of 1999, difficulties with a vendor's manufacturing process limited the availability of packaging material (piece parts) used in certain of our new and proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our new FLEX 10KE product family. Our management expects to continue to introduce new and established products using new process technologies, and we may encounter similar start-up difficulties during the transition to such process technologies. We depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner to enhance our product designs and cost structure.

        Further, production throughput times vary considerably among our wafer suppliers, and we may experience delays from time to time in processing some of our products, which also may result in higher costs and lower product availability. We expect that, as is customary in the semiconductor business, in order to maintain or enhance our competitive position, we will continue to convert our fabrication process arrangements to larger wafer sizes, smaller circuit geometries and more advanced process technologies. Such conversions entail inherent technological risks that can adversely affect yields, costs and delivery lead time. In addition, if for any reason we were required to seek alternative sources of supply, shipments could be delayed significantly while such sources are qualified for volume production, and any significant delay could have a material adverse effect on our operating results.

        Market demand for silicon wafers could also adversely affect our future operating results. Market demand for silicon wafers increased significantly through the third quarter of 2000, while supply of such wafers increased at a much slower rate. This resulted in a firmer pricing environment, less responsiveness to requests for expedited delivery by wafer suppliers, and in some cases, unsatisfied demand. In general, the lead time to increase market wafer supply by building additional wafer fabrication facilities is approximately two years and in periods where demand for wafers increases rapidly for a prolonged period, market shortages tend to occur. We believe that under circumstances of wafer scarcity it is important to have close business relationships with wafer suppliers in order to receive the desired quantity of product. We believe that we enjoy close working relationships with our principal wafer supplier, TSMC.

        In the latter half of 2000, business conditions changed. Our management no longer believes demand exceeds the foundry industry's ability to supply silicon wafers. Our management further believes that the foundry's ability to supply our desired quantity of silicon wafers will remain through at least 2001. However, we cannot assure you that we will succeed in securing our total desired output from TSMC or that the possibility of future wafer scarcity will not impair or prevent any future growth of our business.

        Market conditions, political strife, labor disruption, and other factors, including natural or man-made disasters, could have a severe negative impact on our operating capabilities. For example, in September 1999, a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at our primary vendor, TSMC, for several days and then only limited production began. Nearly two weeks passed before full production resumed, and a portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. Unfavorable market conditions, political strife, or a significant natural disaster could have a material adverse impact on our operating results.

We depend on independent subcontractors, located primarily in Asia, for the assembly and testing of our semiconductor products.

        Although our assembly and other subcontractors have not recently experienced any serious work stoppages, the economic, social and political situations in countries where certain subcontractors are located are unpredictable and can be volatile. Any unfavorable economic conditions, political strife, prolonged work stoppages or other inability to manufacture and assemble our products would have a material adverse effect on our operating results.

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

        In the normal course of business, we from time to time receive and make inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We cannot assure you that such licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on our operating results. In addition, if patent litigation ensued, we cannot assure you that these third parties would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of our product families.

The results of present litigation could adversely affect our operating results.

        We are a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside of our control. There is no assurance that litigation will not have an adverse effect on our financial position or results of operations. Our major litigation matters are described under Part II, Item 1 of this Report.

We depend on international sales for a significant portion of our revenue.

        During each of the last three years, international sales constituted nearly half of our total sales. Risks related to our foreign operations include unfavorable economic conditions in a specific country or region, foreign currency exchange rates, foreign currency weakness against the U.S. dollar, government regulation of exports, tariffs and other potential trade barriers, adverse changes in tax laws, freight costs or interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods and natural disasters in a specific country or region where we sell our products. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of our products in the future or what, if any, effect such actions would have on our operating results.

Our financial results are affected by the cyclical nature of the semiconductor industry.

        The semiconductor industry is highly cyclical. It is currently experiencing a significant downturn as a result of diminished demand for semiconductor products, excess production capacity and accelerated declines in average selling prices. If these conditions in the semiconductor industry persist or worsen in the future or if other unfavorable conditions occur, there could be an adverse effect on our operating results.

Our financial results are affected by general economic conditions.

        As a result of unfavorable economic conditions and reduced capital spending by our customers, our sales have decreased during the first quarter of 2001 compared to the fourth quarter of 2000. This downturn in customer demand has resulted in higher inventory levels, which may result in excess or obsolete inventory charges to income. Additionally, we have no opportunity to reduce costs on the existing inventories; our product costs will remain unchanged until the product is sold or disposed. Anticipated declines in average selling prices, coupled with flat product costs, will reduce gross margins. If economic conditions worsen, or if a wider economic slowdown occurs, our future operating results could be adversely affected.

Our quarterly operating results may fluctuate.

        Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

-       The cyclical nature of the semiconductor industry

-       The cyclical nature of demand for our customers' products

-       General economic conditions in the countries where we sell our products

-       Price competition

-       Demand for our products

-       The timing of our and our competitors' new product introductions

-       Our inventory levels and product obsolescence

- The scheduling, rescheduling and cancellation of large orders by our customers

- The availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors

- Our ability to develop new process technologies and achieve volume production at the foundries of TSMC, Sharp or WaferTech

-       Changes in manufacturing yields

-       Adverse movements in exchange rates, interest rates or tax rates

- Continued litigation expenses incurred in connection with the ongoing defense of our intellectual property rights

Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

        Our future success depends, in large part, upon the continued service of our key management, technical, sales and support employees and on our ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and the loss of key employees could have an adverse effect on our operating results.

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

California's continuing energy crisis may have a material adverse affect on our operating results.

        Our facilities in the State of California, including our corporate headquarters and sales offices located throughout the state, are currently subject to rolling electrical blackouts as a consequence of a shortage of available electrical power. To date, these blackouts have been infrequent and have lasted for only short periods of time. If these blackouts substantially increase in frequency or duration, they could disrupt the operations of our affected facilities by causing interruptions and delays in the development, marketing and sale of our products and increasing our operating expenses.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        Our investment portfolio consisted of fixed income securities of $745.3 million as of March 31, 2001 and $838.5 million as of March 31, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

        We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you there will not be a material impact in the future.

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

        In June 1993, Xilinx, Inc. sued us for monetary damages and injunctive relief based on our alleged infringement of certain patents held by Xilinx. In June 1993, we sued Xilinx for monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by us. In April 1995, we filed a separate lawsuit against Xilinx in Delaware, Xilinx's state of incorporation, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of one of our patents. In May 1995, Xilinx counter-claimed against us in Delaware, asserting defenses and seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Xilinx. Subsequently, the Delaware case was transferred to California. In October 1998, both parties filed motions for summary judgment with respect to certain issues in the first two cases regarding infringement or non-infringement and validity or invalidity of the patents at issue in the respective cases. In our suit, the court granted that one of our patents is invalid, granted that one patent is not infringed, and granted another patent is not literally infringed but denied non-infringement under the doctrine of equivalence. In October and November 2000, Xilinx's suit went to trial and Xilinx withdrew its claim against our MAX 5000, MAX 7000 and MAX 9000 family products. Upon completion of trial, the jury rendered a verdict that our FLEX 8000 family products infringe the two Xilinx patents and that the patents are valid. On May 10, 2001, the court granted our post trial motions to overturn the verdict and entered a judgement in favor of us. In a press release dated May 10, 2001, Xilinx said it plans to appeal the court's judgement. Due to the nature of the litigation with Xilinx our management cannot estimate the total expense, the possible loss, if any, or the range of loss that we may ultimately incur. Our management cannot ensure that Xilinx will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of our products, including but not limited to our FLEX 8000 family products, or succeed in invalidating our other patents. We continue to believe that we have meritorious defenses to the claims asserted in the Xilinx suit and intend to continue to defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to the risks and uncertainties of the legal proceedings, including events outside of our control occurring during the appeal and the unpredictability of its ultimate outcome.

        In May 2000, we sued Xilinx, seeking monetary damages and injunctive relief based on Xilinx's alleged infringement of certain patents held by us. In July 2000, Xilinx filed a counterclaim against us alleging infringement of certain patents held by Xilinx. The court held the claim construction hearing for our claims in April 2001. Due to the nature of the litigation with Xilinx and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we believe that we have meritorious defenses to Xilinx's counterclaim and intend to pursue our claims and defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

        In November 2000, Xilinx filed a complaint against us with the International Trade Commission, or ITC, to bar us from importing or selling products into the United States that Xilinx asserts infringe three Xilinx patents not previously asserted. Xilinx also requested a permanent cease and desist order and other penalties, as the ITC may deem appropriate. The ITC has set a hearing for June 25 - July 3, 2001. The ITC has commenced an investigation based on Xilinx's complaint. Due to the nature of the litigation with Xilinx and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with Xilinx's allegations. Although we cannot make any assurances as to the results of this case, we believe that we have meritorious defenses to Xilinx's claims and intend to defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

        In February 2001, we filed a complaint against Xilinx with the ITC to bar Xilinx from importing or selling products into the United States that we assert infringe two Altera patents not previously asserted. We also requested a permanent cease and desist order and other penalties, as the ITC may deem appropriate. The ITC has commenced an investigation based on our complaint and set a hearing for September 24 - October 2, 2001.

        In August 1994, Advanced Micro Devices, Inc., or AMD, sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by AMD. In September 1994, we answered the complaint asserting that we are licensed to use the patents which AMD claims are infringed and filed a counterclaim against AMD alleging infringement of certain patents held by us. In October 1997, upon completion of trials bifurcated from the infringement claims, the District Court ruled that we are licensed under all patents asserted by AMD in the suit. In December 1997, AMD filed a Notice of Appeal of the District Court's rulings. In April 1999, the Federal Circuit Court ruled in AMD's favor on its appeal, finding that we are not licensed to AMD's patents, and remanded the case back to the District Court for further proceedings. In 1999, Lattice Semiconductor Corporation entered into an agreement with AMD that includes assuming both the claims against us and the claims against AMD and has replaced AMD in the suit with Vantis, a wholly owned subsidiary of Lattice. Due to the nature of the litigation, our management cannot estimate the total expense, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. We cannot ensure that Lattice will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Classic, MAX 7000, FLEX 8000, MAX 9000 and FLEX 10K product families, or succeed in invalidating any of our patents remaining in the suit. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including the events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

        In May 2000, we sued Lattice seeking monetary damages and injunctive relief based on Lattice's alleged infringement of certain patents held by us. In July 2000, Lattice filed a counterclaim against us alleging infringement of certain patents held by Lattice. Due to the nature of the litigation with Lattice and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

        In November 1999, we sued Clear Logic Inc. alleging that Clear Logic is unlawfully appropriating our registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with our relationships and contracts with our customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using our mask work technology and from interfering with our customers. Clear Logic has answered the complaint by denying that it is infringing our mask work technology and denying that it has unlawfully interfered with our relationships and contracts with our customers. Clear Logic has also filed a counterclaim against us for unfair competition under California law alleging that we have made false statements to our customers regarding Clear Logic. Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

                #3.1 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.

                3.2 By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(1)

                4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(2)

                #10.4(b)+   1987 Employee Stock Purchase Plan, as amended on May
                            1, 2001, and form of Subscription Agreement.

                #10.38(a)+  Addendum to Altera Corporation Nonqualified Deferred
                            Compensation Plan and Trust and Appointment of Additional Trustee.

                #10.45(a)+  1996 Stock Option Plan, as amended on May 1, 2001.

                #10.51(a)+  1998 Director Stock Option Plan, as amended on March
                            13, 2001.

                #10.51(b)+  Form of Stock Option Agreement under 1998 Director
                            Stock Option Plan, as amended on March 13, 2001.


                # Filed herewith.

                + Management contract or compensatory plan or arrangement
                  required to be filed as an exhibit to this Report on Form 10-Q.

                (1) Incorporated by reference to identically numbered exhibit of the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

                (2) Incorporated by reference to identically numbered exhibit of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.

        (b)     Reports on Form 8-K

                Current Report on Form 8-K dated December 27, 2000 and filed on January 8, 2001 announcing the completion of the sale of our equity interest in WaferTech, LLC.

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

                                       Date:  May 11, 2001

EXHIBIT INDEX

                #3.1 Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.

                3.2 By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(1)

                4.1 Specimen copy of certificate for shares of Common Stock of the Registrant.(2)

                #10.4(b)+   1987 Employee Stock Purchase Plan, as amended on May
                            1, 2001, and form of Subscription Agreement.

                #10.38(a)+  Addendum to Altera Corporation Nonqualified Deferred
                            Compensation Plan and Trust and Appointment of Additional Trustee.

                #10.45(a)+  1996 Stock Option Plan, as amended on May 1, 2001.

                #10.51(a)+  1998 Director Stock Option Plan, as amended on March
                            13, 2001.

                #10.51(b)+  Form of Stock Option Agreement under 1998 Director
                            Stock Option Plan, as amended on March 13, 2001.


                # Filed herewith.

                + Management contract or compensatory plan or arrangement
                  required to be filed as an exhibit to this Report on Form 10-Q.


                (1) Incorporated by reference to identically numbered exhibit of the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997.

                (2) Incorporated by reference to identically numbered exhibit of the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.