Form 10-Q
period 2001-06-30
ALTERA CORP
filed 2001-08-10
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-16617

ALTERA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0016691 (I.R.S. Employer Identification Number)

101 INNOVATION DRIVE
SAN JOSE, CALIFORNIA 95134
(Address of principal executive offices)

408-544-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [X]            No [   ]

Number of shares of common stock outstanding at August 7, 2001: 385,965,711

PART I      FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$159,995	$496,385

Short-term investments	672,955	637,224

Total cash, cash equivalents and short-term investments	832,950	1,133,609

Accounts receivable, net	52,559	168,940

Inventories	175,940	273,562

Deferred income taxes	182,826	178,750

Other current assets	11,635	14,498

Total current assets	1,255,910	1,769,359

Property and equipment, net	233,210	207,858

Investments and other assets	19,319	26,917

	$1,508,439	$2,004,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$29,250	$86,409

Accrued liabilities	58,055	26,992

Accrued compensation	20,042	46,144

Deferred income on sales to distributors	241,090	460,314

Income taxes payable	12,064	136,345

Total current liabilities	360,501	756,204

Stockholders’ equity:

Common stock	386	389

Capital in excess of par value	384,612	389,184

Retained earnings	797,054	908,196

Deferred stock-based compensation	(37,127)	(49,101)

Accumulated other comprehensive income (loss)	3,013	(738)

Total stockholders’ equity	1,147,938	1,247,930

	$1,508,439	$2,004,134

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$215,260	$340,686	$502,698	$613,467

Costs and expenses:

Cost of sales	192,718	114,685	291,913	209,275

Research and development expenses	40,001	38,896	90,974	73,338

Selling, general and administrative expenses	56,836	48,819	118,799	92,197

Restructuring and other special charges	30,828	—	30,828	—

Acquired in-process research and development expense	—	6,305	—	6,305

Total costs and expenses	320,383	208,705	532,514	381,115

Income (loss) from operations	(105,123)	131,981	(29,816)	232,352

Interest and other income, net	9,634	10,398	24,315	20,946

Income (loss) before income taxes and equity investment	(95,489)	142,379	(5,501)	253,298

Benefit from (provision for) income taxes	6,287	(44,138)	(20,709)	(78,524)

Equity in income (loss) of WaferTech, LLC	—	21	—	(1,358)

Net income (loss)	$(89,202)	$98,262	$(26,210)	$173,416

Income (loss) per share:

Basic	$(0.23)	$0.25	$(0.07)	$0.44

Diluted	$(0.23)	$0.23	$(0.07)	$0.41

Shares used in computing per share amounts:

Basic	385,333	397,636	386,763	398,088

Diluted	385,333	418,596	386,763	419,078

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:

Net income (loss)	$(26,210)	$173,416

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	25,793	17,137

Amortization of deferred stock-based compensation	12,257	2,069

Deferred income taxes	(6,475)	(24,309)

Non-cash restructuring and other special charges	5,031	—

Write-off of acquired in-process research and development	—	6,305

Equity in loss of WaferTech, LLC	—	1,358

Changes in assets and liabilities:

Accounts receivable, net	116,381	(73,036)

Inventories	97,622	(55,043)

Other current assets	2,066	11,018

Accounts payable and accrued liabilities	(52,198)	24,794

Deferred income on sales to distributors	(219,224)	100,315

Income taxes payable	(110,410)	65,289

Cash (used for) provided by operating activities	(155,367)	249,313

Cash Flows from Investing Activities:

Purchases of property and equipment	(47,781)	(36,644)

Net change in short-term investments	(29,581)	99,869

Acquisitions of DesignPRO and Right Track	—	(11,535)

Net change in long-term investments	—	(2,000)

Cash (used for) provided by investing activities	(77,362)	49,690

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock	16,032	20,728

Repurchase of common stock	(119,693)	(187,385)

Proceeds from sale of put warrants	—	6,978

Cash used for financing activities	(103,661)	(159,679)

Net (decrease) increase in cash and cash equivalents	(336,390)	139,324

Cash and cash equivalents at beginning of period	496,385	164,257

Cash and cash equivalents at end of period	$159,995	$303,581

Cash paid during the period for:

Income taxes, net of refunds	$138,250	$36,503

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial information of Altera Corporation and subsidiaries, referred to herein as “we”, “us” or “our”, has been prepared by us in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in our management’s opinion are necessary to state fairly our financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2001 and 2000. The December 31, 2000 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as filed on March 8, 2001 with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest June 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of June 30th.

Note 2 — Balance Sheet Details (in thousands):

	June 30,	December 31,
	2001	2000

Inventories:

Raw materials and work in process	$131,585	$203,681

Finished goods	44,355	69,881

	$175,940	$273,562

Property and equipment:

Land	$30,779	$30,474

Building	109,115	89,419

Equipment and software	200,917	183,315

Office furniture and fixtures	19,873	17,392

Leasehold improvements	5,151	3,190

	365,835	323,790

Accumulated depreciation and amortization	(132,625)	(115,932)

	$233,210	$207,858

Note 3 — Restructuring and Other Special Charges and Provision for Inventory:

On June 27, 2001, we announced a restructuring program to align our organization’s cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. This restructuring program includes a worldwide workforce reduction, the litigation settlement with Xilinx, Inc., the write-down of various intangible assets and consolidation of excess facilities. As a result of the restructuring program, we recorded restructuring and other special charges of $30.8 million classified as operating expenses.

Under the restructuring program, we reduced our worldwide workforce by 152 employees primarily in administrative functions and mostly located in our headquarters facility in San Jose, California. The workforce reduction resulted in a $3.2 million charge relating primarily to severance and fringe benefits. In addition to these, we have initiated cost reduction measures, which include the reduction of executive officer pay by 10% and the cancellation of employee merit increases. We also reduced the number of temporary and contract workers and, starting in the first quarter of 2001, did not replace voluntary attrition except for key positions. In connection with the litigation settlement with Xilinx, we entered into a royalty-free patent cross license agreement and agreed to make a one-time payment of $20.0 million. Both companies also agreed to refrain from instituting further patent litigation between our two companies for the next five years. In addition, we recorded restructuring and other special charges of $6.7 million resulting from the impairment of purchased intangible assets, termination of agreements and the write-off of certain other assets. Furthermore, we consolidated excess facilities which resulted in a $0.9 million charge relating primarily to lease terminations and non-cancelable lease costs.

A summary of the restructuring and other special charges is as follows (in thousands):

				Restructuring
	Total	Non-cash	Cash	liability at
	Charges	charges	Payments	June 30, 2001

Workforce reduction	$3,224	$—	$281	$2,943

Litigation settlement	20,000	—	—	20,000

Impairment of intangible assets	6,667	5,031	—	1,636

Consolidation of excess facilities	937	—	42	895

Total	$30,828	$5,031	$323	$25,474

The one-time charge of $20.0 million resulting from the litigation settlement was paid in July 2001. The remaining cash expenditures relating to workforce reductions will be paid by the first quarter of 2002. Amounts related to the termination of agreements, lease terminations and non-cancelable leases will be paid over their respective terms through July 2005. The restructuring liability, totaling $25.5 million as of June 30, 2001, is included in accrued liabilities in the condensed consolidated balance sheets. We expect to substantially complete the implementation of our restructuring program during the next three months.

Provision for Inventory

During the second quarter of 2001, we recorded an inventory charge of $116.1 million. This inventory charge related primarily to excess inventory for our APEX E, FLEX 10K and MAX 7000A product families. The inventory charge was based on a sharp decline in forecasted sales.

Note 4 — Comprehensive Income (Loss):

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(89,202)	$98,262	$(26,210)	$173,416

Unrealized gain (loss) on available-for-sale investments	635	715	6,150	(1,575)

Income tax (expense) benefit	(248)	(279)	(2,399)	614

Comprehensive income (loss)	$(88,815)	$98,698	$(22,459)	$172,455

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain (loss) on available-for-sale investments, net of tax.

Note 5 — Income Per Share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options and restricted stock. Diluted income per share reflects the dilution of potential common shares outstanding during a period. In computing diluted income per share, the tax benefit resulting from employee stock transactions, unamortized deferred stock-based compensation and the average stock price for the period are used in determining the number of shares assumed to be repurchased with the proceeds from the exercise of stock options.

Diluted loss per share excludes stock options and unvested restricted stock totaling 23.3 million shares for the three months ended June 30, 2001 and 22.5 million shares for the six months ended June 30, 2001, as their effect is antidilutive. Anti-dilutive options for the three and six months ended June 30, 2000 were immaterial. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic:

Net income (loss)	$(89,202)	$98,262	$(26,210)	$173,416

Weighted shares outstanding	385,333	397,636	386,763	398,088

Net income (loss) per share	$(0.23)	$0.25	$(0.07)	$0.44

Diluted:

Net income (loss)	$(89,202)	$98,262	$(26,210)	$173,416

Weighted shares outstanding	385,333	397,636	386,763	398,088

Effect of dilutive securities:

Stock options and restricted stock	—	20,960	—	20,990

Diluted weighted shares outstanding	385,333	418,596	386,763	419,078

Net income (loss) per share	$(0.23)	$0.23	$(0.07)	$0.41

Note 6 — Common Stock Split:

On July 13, 2000, we declared a two-for-one stock split in the form of a 100 percent stock dividend to holders of record of our common stock on July 26, 2000. Dividend shares were distributed to stockholders on August 10, 2000. All prior period share and income per share data have been retroactively restated to give effect to the stock split for all periods presented.

Note 7 — Common Stock Repurchase:

During the second quarter of 2001, we repurchased 2,650,000 shares of common stock for an aggregate cost of $62.5 million. We repurchased an additional 1,060,000 shares of common stock for an aggregate cost of $29.5 million since the end of the second quarter of 2001 through the date of this Report. During the first quarter of 2001, we repurchased 2,045,000 shares of common stock for an aggregate cost of $57.2 million. Since the inception of our repurchase program in 1996, we have repurchased 35,655,000 of the 48,000,000 shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 8 — Deferred Stock-Based Compensation:

During the first quarter of 2001, we recorded aggregate deferred stock-based compensation of approximately $283,000 representing the value of restricted stock issued to a new employee. During the second quarter of last year, we recorded aggregate deferred stock-based compensation of $41.3 million representing the value of restricted stock issued in conjunction with the acquisitions of DesignPRO Inc. and Right Track CAD Inc.

Restricted stock issued is subject to our repurchase rights under certain circumstances. These rights lapse over a three to four year period. At June 30, 2001, 902,786 shares were subject to our repurchase rights. Deferred stock-based compensation represents the difference between the grant price and the quoted market price of our stock at the date of grant. We are amortizing deferred stock-based compensation over the three to four year period in which the repurchase rights lapse. Amortization of deferred stock-based compensation was $3.3 million for the three months ended June 30, 2001 and $12.3 million for the six months ended June 30, 2001. Amortization of deferred stock-based compensation was $2.1 million for the three months and six months ended June 30, 2000.

Note 9 — New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

SFAS No. 142 addresses how intangible assets shall be accounted for in financial statements upon their acquisition. Under SFAS No. 142, goodwill may not be amortized, but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. We expect that our adoption of SFAS No. 142 on January 1, 2002 will not have a material effect on our financial statements.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding our gross margins, our ability to control costs and reduce operating expenses, the implementation of our restructuring program, our research and development efforts, the commercial success of our new products, the source of our revenues, the availability of funds and cash to finance operations, future economic conditions and the impact of new accounting pronouncements. Our future results of operations and the forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Some of these risks and uncertainties are described in proximity to forward-looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with our ability to achieve continued cost reductions and maintain gross margins, our ability to continue to achieve die size reductions, our ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, the ability of price reductions to increase demand and strengthen our market share over the long term, successful development and timely introduction of new products through investment in research and development and application of new process technologies to old and new product lines, market acceptance of our new products, continued demand for our existing products, our ability to improve existing products, the expected market demand for silicon wafers and potential supply shortages, the ability of our subcontractors to manufacture, assemble, test and ship products efficiently and on a timely basis, general market conditions and the impact of future litigation. Additional risk factors are disclosed in our 2000 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

     Sales during the second quarter of 2001 were $215.3 million, 36.8% lower than the $340.7 million reported for the same period last year. Sales during the six months ended June 30, 2001 were $502.7 million, 18.1% lower than the $613.5 million reported for the same period last year. The decreases in sales were primarily due to lower unit sales of our Mature and Mainstream products. The decreases were partially offset by a slight increase in the average unit selling price of our Mature products.

     We classify our products into the following categories. All prior data have been restated to reflect the following compositions:

•	New products consist of APEX 20KE, APEX 20KC, APEX II, MAX 7000B, ACEX 1K, Excalibur and Mercury families

•	Mainstream products include MAX 7000A, MAX 3000A, FLEX 6000, FLEX 10KA, FLEX 10KE and APEX 20K families

•	Mature and other products include Classic, MAX 7000, MAX 7000S, MAX 9000, FLEX 8000 and FLEX 10K families, configuration and other devices, Tools, intellectual property and Northwest Logic design services

     Sales by product category for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001	%	2000	%	2001	%	2000	%

New	$26,425	12.3%	$7,685	2.2%	$55,072	11.0%	$9,336	1.5%

Mainstream	98,294	45.7%	162,076	47.6%	239,597	47.6%	275,260	44.9%

Mature and other	90,541	42.0%	170,925	50.2%	208,029	41.4%	328,871	53.6%

Total sales	$215,260	100.0%	$340,686	100.0%	$502,698	100.0%	$613,467	100.0%

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

     Sales by geography for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001	%	2000	%	2001	%	2000	%

North America	$94,223	43.8%	$195,394	57.4%	$229,453	45.6%	$349,902	57.0%

Europe	58,252	27.1%	74,178	21.8%	136,951	27.2%	136,119	22.2%

Japan	42,263	19.6%	51,485	15.1%	94,295	18.8%	92,440	15.1%

Asia Pacific	20,522	9.5%	19,629	5.7%	41,999	8.4%	35,006	5.7%

Total international	121,037	56.2%	145,292	42.6%	273,245	54.4%	263,565	43.0%

Total sales	$215,260	100.0%	$340,686	100.0%	$502,698	100.0%	$613,467	100.0%

     International sales represented 56.2% of total sales for the three months ended June 30, 2001 and 42.6% for the three months ended June 30, 2000. For the six months ended June 30, 2001, international sales represented 54.4% of total sales and 43.0% of sales for the six months ended June 30, 2000. The increases in the percentage of international sales was primarily due to the sharp decline in North American sales experienced in the first quarter of 2001 as a result of unfavorable economic conditions that began to affect us in November 2000. Beginning in November 2000, we saw an inventory correction in our North American business driven primarily by an accumulation of inventory at subcontract manufacturers. Furthermore, during the first quarter of 2001, we experienced a decline in North American resales and orders specifically from our North American communications equipment customers. Although this decline is slowing, we expect it to continue through the third quarter of 2001.

     In addition, unfavorable economic conditions have started to spread to Europe and Japan, resulting in a 21.5% decline in sales in Europe and a 17.9% decline in sales in Japan for the three months ended June 30, 2001 over the same period a year ago. For the six months ended June 30, 2001, sales in Europe and Japan remained relatively flat over the same period a year ago. Our management believes that unstable and unpredictable economic conditions will persist, resulting in continuing revenue declines through at least the third quarter of 2001. If these economic conditions persist or worsen, or if a wider economic slowdown occurs, our future operating results would be adversely affected.

     Sales by market segment for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001	%	2000	%	2001	%	2000	%

Communications	$121,835	56.6%	$226,579	66.5%	$297,000	59.2%	$403,558	65.8%

Electronic data processing	37,084	17.2%	60,030	17.6%	89,193	17.7%	108,858	17.7%

Industrial	38,141	17.7%	34,824	10.2%	80,242	15.9%	66,030	10.8%

Consumer	5,936	2.8%	8,266	2.4%	11,131	2.2%	15,068	2.5%

Other	12,264	5.7%	10,987	3.3%	25,132	5.0%	19,953	3.2%

Total sales	$215,260	100.0%	$340,686	100.0%	$502,698	100.0%	$613,467	100.0%

     As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, the sales from the communications market segment have decreased during the first half of 2001 over the same period a year ago. Despite this decrease, during the second quarter of 2001, we continued to generate the majority of our sales from the communications market segment, driven primarily by the networking and telecommunications sectors. Our management believes that the communications market segment will continue to drive the largest percentage of sales.

Gross Margin

     Gross margin, as a percentage of sales, for the three months ended June 30, 2001 was 10.5% compared to 66.3% for the three months ended June 30, 2000. Gross margin for the six months ended June 30, 2001 was 41.9% compared to 65.9% for the six months ended June 30, 2000. The significant decrease in gross margin is primarily a result of a $116.1 million inventory charge taken during the second quarter of 2001. The inventory charge, which was based on a sharp decline in forecasted sales, related primarily to excess inventory provisioning for our APEX E, FLEX 10K and MAX 7000A product families. In anticipation of continued strong demand and to improve availability of our APEX E and FLEX 10K product families, we ordered wafers that were delivered in the fourth quarter of 2000 and the first quarter of 2001. These wafers are in excess of forecasted demand as a result of the sharp contraction in sales. Excluding the inventory charge, gross margin was 64.4% for the three months ended June 30, 2001 and 65.0% for the six months ended June 30, 2001. These decreases in gross margin compared to the same periods a year ago were due to routine declines in selling prices coupled with constant unit costs, owing to large inventory levels. Additionally, reduced factory activity is resulting in under-absorbed manufacturing overhead.

Research and Development

     Research and development expenses for the three months ended June 30, 2001 were $40.0 million, or 18.6% of sales, compared to $38.9 million, or 11.4% of sales for the three months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2001 were $91.0 million, or 18.1% of sales, compared to $73.3 million, or 12.0% of sales for the six months ended June 30, 2000. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $1.1 million, or 2.8% for the three months ended June 30, 2001 over the same period last year. Research and development expenses increased $17.7 million, or 24.1% for the six months ended June 30, 2001 over the same period last year. The year to date increase over last year was primarily a result of increased headcount, amortization of deferred stock-based compensation, additional spending on masks, package development and the development of our new products, partially offset by decreased spending on prototype wafers.

     We expect to continue to invest in the development of new products in our APEX II, APEX 20KC and Mercury families, as well as in our Quartus software, Excalibur embedded processor solutions and other future products. During the second quarter of 2001, we began shipping our APEX II device family, a high-performance, high-density PLD family for system-on-a-programmable-chip, or SOPC, applications. Our APEX II family incorporates dramatic enhancements to both the I/O and memory structure allowing designers to incorporate significantly higher-level system functionality onto a single PLD, delivering speed, flexibility, and SOPC integration. During the first quarter of 2001, we began shipping our Mercury device family, the world’s first programmable ASSP, or application-specific standard product. Mercury devices integrate the functionality of a high-speed transceiver ASSP with a high performance PLD core engineered to support high bandwidth and rapid data transfer rates. Also during the first quarter of 2001, we began shipping our APEX 20KC device family, which utilizes copper for all layers of metal interconnect. Copper interconnect boosts performance and is thus appealing in high-bandwidth, high-performance applications. Furthermore, during the first quarter of 2001, we released our Quartus II development software, which we believe delivers superior designer productivity and supports system-level designs and integration with third-party tools. During 2000, we announced our new Excalibur embedded processor solutions. Excalibur solutions combine programmable logic, memory and a processor core, allowing users to integrate an entire system on a single PLD. These solutions provide programmable flexibility and system-level integration while bringing advanced processor technology to the broad marketplace. Our management expects these new products to be successful in the marketplace; however, the commercial success of these products depends on market acceptance of the use of the devices in high-density designs. We cannot assure you that any of our new products will achieve market acceptance.

     We continue to focus our efforts on the development of new programmable logic chips, related development software and hardware and advanced semiconductor wafer fabrication processes. Despite the current unfavorable economic conditions, we will continue to develop new products. We cannot assure you that we will accomplish our goals in the development and subsequent introduction of new products, that our new products will achieve market acceptance, that new manufacturing processes will be successful, or that our suppliers will provide us with the quality and quantity of wafers and materials we require. We also cannot assure you that our new product introductions will be timely relative to product introductions by our competitors, which is critical in achieving market success.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended June 30, 2001 were $56.8 million, or 26.4% of sales, compared to $48.8 million, or 14.3% of sales for the three months ended June 30, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $118.8 million, or 23.6% of sales, compared to $92.2 million, or 15.0% of sales for the six months ended June 30, 2000. Selling, general and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Selling, general and administrative expenses also include costs related to the direct sales force and field application engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

     Selling, general and administrative expenses increased $8.0 million, or 16.4%, for the three months ended June 30, 2001 over the same period last year. Selling, general and administrative expenses increased $26.6 million, or 28.9%, for the six months ended June 30, 2001 over the same period last year. The increases were mainly driven by increased headcount for sales, marketing and administrative personnel and higher legal expenses, partially offset by lower commission, incentive and advertising expenses. In response to the current economic conditions, our management is pursuing spending control measures. During the second quarter of 2001, we implemented a restructuring program to reduce expenditures. This restructuring program includes a worldwide workforce reduction mainly in administrative functions, a litigation settlement with Xilinx, the write-down of various intangible assets and consolidation of excess facilities. As a result of the spending control measures that we are implementing, we expect selling, general and administrative expenses to decrease in absolute dollars during the third quarter of 2001.

Restructuring and Other Special Charges

     On June 27, 2001, we announced a restructuring program to align our organization’s cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. This restructuring program includes a worldwide workforce reduction, the litigation settlement with Xilinx, the write-down of various intangible assets and consolidation of excess facilities. As a result of the restructuring program, we recorded restructuring and other special charges of $30.8 million classified as operating expenses.

     Under the restructuring program, we reduced our worldwide workforce by 152 employees primarily in administrative functions and mostly located in our headquarters facility in San Jose, California. The workforce reduction resulted in a $3.2 million charge relating primarily to severance and fringe benefits. In addition to these, we have initiated cost reduction measures, which include the reduction of executive officer pay by 10% and the cancellation of employee merit increases. We also reduced the number of temporary and contract workers and, starting in the first quarter of 2001, did not replace voluntary attrition except for key positions. In connection with the litigation settlement with Xilinx, we entered into a royalty-free patent cross license agreement and agreed to make a one-time payment of $20.0 million. Both companies also agreed to refrain from instituting further patent litigation between our two companies for the next five years. In addition, we recorded restructuring and other special charges of $6.7 million resulting from the impairment of purchased intangible assets, termination of agreements and the write-off of certain other assets. Furthermore, we consolidated excess facilities which resulted in a $0.9 million charge relating primarily to lease terminations and non-cancelable lease costs.

     We expect that the reductions in legal expenses, depreciation, amortization and labor expense resulting from the restructuring and attrition will eventually reduce our operating expenses by more than $8.0 million on a quarterly basis. These savings are expected to be phased-in beginning in the third quarter of 2001.

A summary of the restructuring and other special charges is as follows (in thousands):

				Restructuring
	Total	Non-cash	Cash	liability at
	Charges	charges	Payments	June 30, 2001

Workforce reduction	$3,224	$—	$281	$2,943

Litigation settlement	20,000	—	—	20,000

Impairment of intangible assets	6,667	5,031	—	1,636

Consolidation of excess facilities	937	—	42	895

Total	$30,828	$5,031	$323	$25,474

     The one-time charge of $20.0 million resulting from the litigation settlement was paid in July 2001. The remaining cash expenditures relating to workforce reductions will be paid by the first quarter of 2002. Amounts related to the termination of agreements, lease terminations and non-cancelable leases will be paid over their respective terms through July 2005. The restructuring liability, totaling $25.5 million as of June 30, 2001, is included in accrued liabilities in the condensed consolidated balance sheets. We expect to substantially complete the implementation of our restructuring program during the next three months.

Income (Loss) from Operations

     Loss from operations was $105.1 million, or 48.8% of sales, for the three months ended June 30, 2001 compared to income of $132.0 million, or 38.7% of sales for the three months ended June 30, 2000. For the six months ended June 30, 2001, loss from operations was $29.8 million, or 5.9% of sales compared to income of $232.4 million, or 37.9% of sales for the six months ended June 30, 2000. The decreases in operating income were primarily due to the inventory and restructuring charges taken in the second quarter of 2001.

Interest and Other Income, Net

     Interest and other income was $9.6 million for the three months ended June 30, 2001 compared to $10.4 million for the three months ended June 30, 2000. Interest and other income was $24.3 million for the six months ended June 30, 2001 compared to $20.9 million for the six months ended June 30, 2000. Interest and other income consists mainly of interest income on investments in high-quality fixed income securities. The year to date increase in interest and other income over same period last year was primarily due to the increase in interest income related to a higher investment balance during the first quarter of 2001. This higher investment balance, resulting from the proceeds of the sale of WaferTech, LLC in December 2000, declined significantly in the second quarter of 2001 as we used cash to fund our operations, capital expenditures and stock repurchases.

Provision for Income Taxes

     Our effective income tax rate was 6.6% for the three months ended June 30, 2001 compared to 31.0% for the three months ended June 30, 2000. The reduction of the effective tax rate primarily resulted from a change in the geographic mix of income.

Financial Condition, Liquidity and Capital Resources

     We ended the second quarter of 2001 with $833.0 million of cash, cash equivalents and short-term investments available to finance our operating activities and future growth. Furthermore, current assets were 3.5 times higher than current liabilities. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, acquire capital, make acquisitions and investments in complimentary technologies and repurchase our common stock under our stock repurchase program. Our management believes the available sources of funds will be adequate to finance our activities for at least the next year.

     Cash and cash equivalents decreased $336.4 million or 67.8%, to $160.0 million at June 30, 2001 from $496.4 million at December 31, 2000. The decrease resulted from $155.4 million used in operating activities, $77.4 million used in investing activities and $103.7 million used in financing activities. Our negative cash flow from operations was primarily attributed to a net loss and a decrease in accounts payable, accrued compensation, deferred income on sales to distributors and income tax payable. These items were partially offset by a decrease in accounts receivable and inventory as well as an increase in accrued liabilities.

     Accounts receivable decreased $116.3 million, or 68.9%, to $52.6 million at June 30, 2001 from $168.9 million at December 31, 2000. Days sales outstanding in receivables decreased to 22 days at June 30, 2001 from 42 days at December 31, 2000. The decrease in accounts receivable and days sales outstanding were primarily due to a decrease in gross billings to distributors.

     Inventories decreased $97.7 million, or 35.7%, to $175.9 million at June 30, 2001 from $273.6 million at December 31, 2000. The decrease was mainly due to an inventory charge of $116.1 million taken in the second quarter of 2001. In anticipation of continued strong demand and to improve availability of our APEX E and FLEX 10K product families, we ordered wafers that were delivered in the fourth quarter of 2000 and the first quarter of 2001. These wafers are in excess of forecasted demand as a result of the sharp contraction in sales. Inventory months supply on hand was 6.9 at June 30, 2001 and 6.6 at December 31, 2000. The inventory levels and months supply on hand reflect new product introductions and lower shipment volumes due to a decrease in demand for products resulting from unfavorable economic conditions. As a result of lower than anticipated demand, the inventory levels and months supply on hand are high relative to management’s objectives.

     To reduce future operating expenses, we initiated a restructuring program at the end of the second quarter of 2001, which includes a worldwide workforce reduction, a litigation settlement with Xilinx, the write-down of various intangible assets and consolidation of excess facilities. We expect that the reductions in legal expenses, depreciation, amortization and labor expense resulting from the restructuring and attrition will eventually reduce our operating expenses by more than $8.0 million on a quarterly basis. These savings are expected to be phased-in beginning in the third quarter of 2001. Cash payments in connection with this restructuring program were $0.3 million for the quarter ended June 30, 2001. The majority of the remaining cash payments of $25.5 million will be paid by the end of the third quarter of 2001.

     For the six months ended June 30, 2001, cash used in investing activities of $77.4 million consisted of purchases of capital equipment and net purchases of short-term investments. Cash used in financing activities of $103.7 million resulted from the repurchase of our common stock, which was partially offset by net proceeds from the issuance of our common stock to our employees.

Impact of Currency and Inflation

     We purchase the majority of our materials and services in U.S. dollars, and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations and to meet contractual commitments denominated in foreign currencies. During 2000, we entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of our firm contractual commitments to be paid in ringgits. The contract was settled in June 2001. As of June 30, 2001, we had no open forward contracts; however, we may enter into similar contracts from time to time should conditions appear favorable. Inflation has not significantly impacted our financial results.

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

     SFAS No. 142 addresses how intangible assets shall be accounted for in financial statements upon their acquisition. Under SFAS No. 142, goodwill may not be amortized, but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. We expect that our adoption of SFAS No. 142 on January 1, 2002 will not have a material effect on our financial statements.

Risk Factors

     In addition to other information contained elsewhere in this Report, the following important factors, among others, have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us.

Our financial results depend on our ability to compete successfully in the highly competitive semiconductor industry.

     The programmable logic industry is intensely competitive. Future operating results will depend on our ability to develop, manufacture and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors, including Xilinx and Lattice Semiconductor Corporation. We may not succeed in developing, manufacturing or selling competitive products.

     Because we develop programmable chips for applications that are presently served by application-specific integrated circuit, or ASIC, vendors, we also indirectly compete in the ASIC market. Many of these vendors have substantially greater financial, technical and marketing resources than we do and have well-established market positions and solutions that have been proven technically feasible and economically competitive over several decades. We cannot assure you that we will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the ASIC market, but may also displace our products in the applications that we presently serve.

Our future success depends on our ability to define, develop and sell new products.

     As a semiconductor company, we operate in a dynamic market characterized by rapid product obsolescence. We continue to focus our efforts on developing new programmable logic chips, related development software and hardware and advanced semiconductor wafer fabrication processes. We cannot assure you that we will be able to continue to develop and introduce new products and manufacturing processes, or that our products will achieve market acceptance or that our processes will be successful. If we do not successfully define, develop and introduce competitive new products and enhance existing products in response to both evolving demands of the marketplace and competitive product offerings, our future operating results could be adversely affected.

We depend on independent subcontractors, located primarily in Asia, for the supply and quality of our finished silicon wafers.

     We depend significantly upon subcontractors to manufacture our silicon wafers. We presently have our primary wafer supply arrangements with two semiconductor vendors: Taiwan Semiconductor Manufacturing Company, or TSMC, and Sharp Corporation. Although there are a number of new state-of-the-art wafer fabrication facilities currently under construction around the world, semiconductor foundry capacity can become limited quickly and without much notice. Furthermore, since only newer fabrication or substantially retrofitted facilities are able to manufacture wafers that incorporate leading-edge technologies, any significant decrease in capacity of these facilities could have a material adverse effect on our ability to obtain wafer supply for our newer products. Accordingly, we cannot assure you that any shortage in foundry manufacturing capacity will not result in production problems for us in the future.

     In addition to sufficient foundry manufacturing capacity, we depend upon our foundry vendors to produce wafers at acceptable yields and to deliver them to us in a timely manner. Good production yields and timely delivery are necessary to meet customers’ demand for products and to maintain profit margins. The manufacture of advanced complementary metal oxide semiconductor, or CMOS, wafers is a highly complex process. Wafer production yields are dependent on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced, and may experience from time to time, problems with achieving acceptable production yields and timely delivery from our foundry vendors.

     Difficulties in production yields can often occur when we begin production of new products, transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another. These difficulties can potentially result in significantly higher costs and lower product availability. Although we are currently experiencing inventory levels in excess of demand, we have in the past, experienced shortages in supply. For example, from the fourth quarter of 1999 through the first half of 2000, process control issues associated with volume ramp up at a wafer supplier resulted in low die yields on FLEX 10KA and FLEX 10KE products, thereby leading to reduced product availability in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Further, in the second quarter of 1999, difficulties with a vendor’s manufacturing process limited the availability of packaging material (piece parts) used in certain of our new and proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our new FLEX 10KE product family. Finally, production throughput times vary considerably among our wafer suppliers and among the various factories used by our wafer suppliers, and we may experience delays from time to time in processing some of our products, which also may result in higher costs and lower product availability.

     Our management expects that, as is customary in the semiconductor business to maintain or enhance our competitive position, we will continue to introduce new and established products using new, more advanced process technologies. We also will continue to transition our fabrication process arrangements to larger wafer sizes and smaller circuit geometries. Such transitions entail inherent technological risks and start-up difficulties that can adversely affect yields, costs and time of delivery. To enhance our product designs and cost structure, we depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner.

     To ensure the continued supply of wafers, we may negotiate additional foundry contracts and establish other sources of wafer supply for our products as such arrangements become economically useful or technically necessary. If we engage alternative sources of supply, we may encounter start-up difficulties. Also, shipments could be delayed significantly while such sources are qualified for volume production. Any significant delay caused by start-up difficulties or foundry qualification could have a material adverse effect on our operating results.

     Market conditions, political strife, labor disruption, and other factors, including natural or man-made disasters, in areas where our foundry vendors are located also could have a severe negative impact on our operating capabilities. For example, in September 1999, a major earthquake struck Taiwan resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at our primary vendor, TSMC, for several days and then only limited production began. Nearly two weeks passed before full production resumed, and a portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake.

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

     We own numerous patents and patent applications and have technology licensing agreements giving us rights to design, manufacture and package products using certain patents owned by others. We cannot assure you that our intellectual property rights will provide meaningful protection from competition, or that we will rely on such rights in developing additional products.

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

     Finally, we have been a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside of our control. We cannot assure you that we will succeed in defending or enforcing our intellectual property rights. We also cannot assure you that third parties would not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of one or more of our product families, thereby adversely affecting our financial position or results of operations.

We depend on international sales for a significant portion of our total sales.

     During each of the last two years, international sales constituted a significant portion of our total sales. In the current year, international sales constitute over 50% of our total sales. Risks related to our foreign operations include unfavorable economic conditions in a specific country or region, foreign currency exchange rates, foreign currency weakness against the U.S. dollar, government regulation of exports, tariffs and other potential trade barriers, adverse changes in tax laws, freight costs or interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods and natural disasters in a specific country or region where we sell our products. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the import or export of semiconductor products. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States or other countries upon the importation or exportation of our products in the future or what, if any, effect such actions would have on our operating results.

Our financial results are affected by the cyclical nature of the semiconductor industry.

     The semiconductor industry is highly cyclical. It is currently experiencing a significant downturn as a result of diminished demand for semiconductor products, excess production capacity and accelerated declines in average selling prices. This economic downturn has reduced demand for our own products as well as raw materials and services provided by our key suppliers. The reduction in overall industry demand has financially stressed certain of our subcontractors and has weakened their capital structures. Currently, we do not expect any disruption to our supply chain due to this economic downturn. If these conditions in the semiconductor industry persist or worsen in the future or if other unfavorable conditions occur, our future operating results could be further adversely affected.

Our financial results are affected by general economic conditions.

     As a result of unfavorable economic conditions and reduced capital spending by our customers, our sales have decreased during the first half of 2001 compared to the same period a year ago. This downturn in customer demand resulted in an excess inventory charge taken in the second quarter of 2001. Additionally, we significantly reduced factory activity, which resulted in under-absorbed manufacturing overhead. Anticipated declines in average selling prices, coupled with under-absorbed manufacturing overhead, will reduce gross margins. If economic conditions worsen, or if a wider economic slowdown occurs, our future operating results could be further adversely affected.

Our quarterly operating results may fluctuate.

       Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

•	The cyclical nature of the semiconductor industry

•	The cyclical nature of demand for our customers’ products

•	General economic conditions in the countries where we sell our products

•	Demand for our products

•	The timing of our and our competitors’ new product introductions

•	Our inventory levels and product obsolescence

•	The scheduling, rescheduling and cancellation of large orders by our customers

•	The availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors

•	Our ability to develop new process technologies and achieve volume production at the foundries of TSMC or Sharp

•	Changes in manufacturing yields

•	Adverse movements in exchange rates, interest rates or tax rates

•	Litigation expenses incurred in connection with the defense of our intellectual property rights

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

California’s continuing energy crisis may have a material adverse affect on our operating results.

     Our facilities in the State of California, including our corporate headquarters and sales offices located throughout the state, are currently subject to rolling electrical blackouts as a consequence of a shortage of available electrical power. To date, these blackouts have been infrequent and have lasted for only short periods of time. If these blackouts substantially increase in frequency or duration, they could disrupt the operations of our affected facilities by causing interruptions and delays in the development, marketing and sale of our products and increase our operating expenses.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio consisted of fixed income securities of $748.1 million as of June 30, 2001 and $726.0 million as of June 30, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

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

     As set forth in Item 3, Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Item 1, Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2001, we have previously been engaged in patent litigation with Xilinx, Inc. and Lattice Semiconductor Corporation. In July 2001, we entered into a settlement agreement with Xilinx under which we settled all pending litigation between Altera and Xilinx. As part of the settlement agreement with Xilinx, Altera and Xilinx entered into a royalty-free patent cross license agreement, including a prohibition of further patent litigation between the two companies for the next five years. In connection with the settlement agreement, we paid Xilinx a one-time payment of $20 million. Similarly, in July 2001 we entered into a settlement agreement with Lattice under which we settled all pending patent litigation between Altera and Lattice. As part of the settlement agreement with Lattice, Altera and Lattice entered into a royalty-free patent cross license agreement, including a multi-year prohibition of further patent litigation between the two companies. No payments were made by Altera or Lattice as part of the settlement. All other terms of both settlement agreements are confidential.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 1, 2001 at 2:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

	FOR	AUTHORITY
NOMINEES	VOTES	WITHHELD

Rodney Smith	333,295,791	2,344,227

John P. Daane	333,852,190	1,787,828

Charles M. Clough	333,472,247	2,167,771

Michael A. Ellison	333,888,973	1,751,045

Paul Newhagen	332,897,187	2,742,831

Robert W. Reed	333,880,806	1,759,212

Deborah D. Rieman	333,498,671	2,141,347

William D. Terry	333,505,293	2,134,725

		FOR	VOTES
		VOTES	AGAINST	ABSTENTIONS

2.	Approval of amendment to the 1996 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 15,000,000.	319,331,435	15,031,167	1,277,416

3.	Approval of amendment to the 1987 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000.	327,426,605	7,063,049	1,150,364

4.	Approval of amendment to our Certificate of Incorporation to increase the number of shares of our authorized common stock from 700 million to 1 billion.	327,848,366	6,668,702	1,122,950

5.	Ratification of the appointment of PriceWaterhouseCooper s LLP as our independent accountants for the fiscal year ending December 31, 2001.	332,922,801	1,264,396	1,452,821

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

	3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

	4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

	(1)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

	(2)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

	(3)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION /s/ Nathan Sarkisian Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer) Date: August 9, 2001

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

(1)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to identically numbered exhibit of the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.