Form 10-Q
period 2001-09-30
ALTERA CORP
filed 2001-11-08
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Number of shares of common stock outstanding at November 5, 2001: 385,179,420

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$123,255	$496,385
Short-term investments	627,429	637,224

Total cash, cash equivalents
and short-term investments	750,684	1,133,609
Accounts receivable, net	66,326	168,940
Inventories	142,726	273,562
Deferred income taxes	170,539	178,750
Other current assets	11,348	14,498

Total current assets	1,141,623	1,769,359
Property and equipment, net	231,397	207,858
Investments and other assets	17,040	26,917

	$1,390,060	$2,004,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,537	$86,409
Accrued liabilities	27,410	26,992
Accrued compensation	24,505	46,144
Deferred income on sales to distributors	192,222	460,314
Income taxes payable	6,012	136,345

Total current liabilities	271,686	756,204

Stockholders’ equity:
Common stock	385	389
Capital in excess of par value	372,716	389,184
Retained earnings	775,077	908,196
Deferred stock-based compensation	(33,791)	(49,101)
Accumulated other comprehensive income (loss)	3,987	(738)

Total stockholders’ equity	1,118,374	1,247,930

	$1,390,060	$2,004,134

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$174,153	$395,395	$676,851	$1,008,862
Costs and expenses:
Cost of sales	64,521	132,694	356,434	341,969
Research and development expenses	40,192	48,475	131,166	121,813
Selling, general and administrative expenses	48,713	57,293	167,512	149,490
Restructuring and other special charges	—	—	30,828	—
Acquired in-process research and development expense	—	—	—	6,305

Total costs and expenses	153,426	238,462	685,940	619,577

Income (loss) from operations	20,727	156,933	(9,089)	389,285
Interest and other income, net	9,060	12,912	33,375	33,858

Income before income taxes and equity investment	29,787	169,845	24,286	423,143
Provision for income taxes	(8,937)	(52,651)	(29,646)	(131,175)
Equity in income (loss) of WaferTech, LLC	—	795	—	(563)

Net income (loss)	$20,850	$117,989	$(5,360)	$291,405

Income (loss) per share:
Basic	$0.05	$0.30	$(0.01)	$0.73

Diluted	$0.05	$0.28	$(0.01)	$0.70

Shares used in computing per share amounts:
Basic	385,292	398,540	386,270	398,267

Diluted	399,022	419,396	386,270	419,232

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$(5,360)	$291,405
Adjustments to reconcile net income (loss) to net cash
(used for) provided by operating activities:
Depreciation and amortization	39,750	28,473
Amortization of deferred stock-based compensation	15,593	5,268
Deferred income taxes	5,190	(53,850)
Non-cash restructuring and other special charges	5,031	—
Write-off of acquired in-process research and development	—	6,305
Equity in loss of WaferTech, LLC	—	563
Changes in assets and liabilities:
Accounts receivable, net	102,614	(80,628)
Inventories	130,836	(114,812)
Other current assets	2,353	11,528
Accounts payable and accrued liabilities	(86,093)	64,067
Deferred income on sales to distributors	(268,092)	138,442
Income taxes payable	(116,462)	110,881

Cash (used for) provided by operating activities	(174,640)	407,642

Cash Flows from Investing Activities:
Purchases of property and equipment	(57,646)	(67,665)
Net change in short-term investments	17,541	(44,619)
Acquisitions of DesignPRO and Right Track	—	(11,535)
Net change in long-term investments	—	(2,000)

Cash used for investing activities	(40,105)	(125,819)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	24,849	31,115
Repurchase of common stock	(183,234)	(187,385)
Proceeds from sale of put warrants	—	6,978

Cash used for financing activities	(158,385)	(149,292)

Net (decrease) increase in cash and cash equivalents	(373,130)	132,531
Cash and cash equivalents at beginning of period	496,385	164,257

Cash and cash equivalents at end of period	$123,255	$296,788

Cash paid during the period for:
Income taxes, net of refunds	$139,570	$72,695

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial information of Altera Corporation and subsidiaries, referred to herein as “we”, “us” or “our”, has been prepared by us in accordance with generally accepted accounting principles. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present a fair statement of financial position as of September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and September 30, 2000, and cash flows for the nine months ended September 30, 2001 and September 30, 2000. The December 31, 2000 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K, as filed on March 8, 2001 with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest September 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of September 30th.

Note 2 — Balance Sheet Details (in thousands):

	September 30,	December 31,
	2001	2000

Inventories:
Raw materials and work in process	$108,583	$203,681
Finished goods	34,143	69,881

	$142,726	$273,562

Property and equipment:
Land	$30,779	$30,474
Building	114,008	89,419
Equipment and software	203,853	183,315
Office furniture and fixtures	19,866	17,392
Leasehold improvements	4,951	3,190

	373,457	323,790
Accumulated depreciation and amortization	(142,060)	(115,932)

	$231,397	$207,858

Note 3 — Restructuring and Other Special Charges and Provision for Inventory:

On June 27, 2001, we announced a restructuring program to align our organization’s cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. This restructuring program includes a worldwide workforce reduction, the settlement of patent litigation with Xilinx, Inc., a write-down of various intangible assets, the termination of certain license agreements and the consolidation of excess facilities. As a result of the restructuring program, we recorded restructuring and other special charges of $30.8 million classified as operating expenses.

Under the restructuring program, we reduced our worldwide workforce by 152 employees primarily in administrative functions and mostly located in our headquarters facility in San Jose, California. The workforce reduction resulted in a $3.2 million charge relating primarily to severance and fringe benefits. Additionally, we have initiated cost reduction measures, which include the reduction of executive officer pay by 10% and the cancellation of employee merit increases. We also reduced the number of temporary and contract workers and, starting in the first quarter of 2001, did not replace voluntary attrition except for key positions. In connection with the settlement of litigation with Xilinx, we entered into a royalty-free patent cross license agreement and agreed to make a one-time payment of $20.0 million. Both companies also agreed to refrain from instituting further patent litigation between our two companies for the next five years. In addition, we recorded restructuring and other special charges of $6.7 million resulting from the impairment of purchased intangible assets, termination of certain license agreements and the write-off of certain other assets. Furthermore, we consolidated excess facilities which resulted in a $0.9 million charge relating primarily to lease terminations and non-cancelable lease costs.

     A summary of the restructuring and other special charges is as follows (in thousands):

				Restructuring
				liability at
	Total Charges	Non-cash charges	Cash Payments	September 30, 2001

Workforce reduction	$3,224	$—	$2,603	$621
Litigation settlement	20,000	—	20,000	—
Impairment of intangible assets
and other special charges	6,667	5,031	100	1,536
Consolidation of excess facilities	937	—	179	758

Total	$30,828	$5,031	$22,882	$2,915

The one-time charge of $20.0 million resulting from the litigation settlement was paid in July 2001. The remaining cash expenditures relating to workforce reductions will be paid by the first quarter of 2002. Amounts related to the termination of agreements, lease terminations and non-cancelable leases will be paid over their respective terms through July 2005. The restructuring liability, totaling $2.9 million as of September 30, 2001, is included in accrued liabilities in the condensed consolidated balance sheet. We have substantially completed the implementation of our restructuring program as of September 30, 2001.

Provision for Inventory

During the second quarter of 2001, we recorded an inventory charge of $116.1 million. This inventory charge related primarily to excess inventory for our APEX 20KE, FLEX 10KE and MAX 7000A product families. The inventory charge was based on a sharp decline in forecasted sales.

Note 4 — Comprehensive Income (Loss):

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$20,850	$117,989	$(5,360)	$291,405
Unrealized gain (loss) on available-for-sale investments	1,596	1,564	7,746	(12)
Income tax (expense) benefit	(622)	(610)	(3,021)	5

Comprehensive income (loss)	$21,824	$118,943	$(635)	$291,398

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

Diluted loss per share excludes stock options and unvested restricted stock totaling 12.3 million shares for the three months ended September 30, 2001 and 24.4 million shares for the nine months ended September 30, 2001, as their effect is antidilutive. Anti-dilutive options for the three and nine months ended September 30, 2000 were immaterial. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic:
Net income (loss)	$20,850	$117,989	$(5,360)	$291,405

Weighted shares outstanding	385,292	398,540	386,270	398,267

Net income (loss) per share	$0.05	$0.30	$(0.01)	$0.73

Diluted:
Net income (loss)	$20,850	$117,989	$(5,360)	$291,405

Weighted shares outstanding	385,292	398,540	386,270	398,267
Effect of dilutive securities:
Stock options and restricted stock	13,730	20,856	—	20,965

Diluted weighted shares outstanding	399,022	419,396	386,270	419,232

Net income (loss) per share	$0.05	$0.28	$(0.01)	$0.70

Note 6 — Common Stock Repurchases:

During the third quarter of 2001, we repurchased 2,525,000 shares of common stock for an aggregate cost of $63.5 million. Year to date, we have repurchased 7,220,000 shares of common stock for an aggregate cost of $183.2 million. Since the inception of our repurchase program in 1996, we have repurchased 37,120,000 of the 48,000,000 shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 7 — Deferred Stock-Based Compensation:

During the first quarter of 2001, we recorded aggregate deferred stock-based compensation of approximately $283,000 representing the value of restricted stock issued to a new employee. For the nine months ended September 30, 2000, we recorded aggregate deferred stock-based compensation of $48.8 million in conjunction with acquisitions and grants to certain new employees.

Restricted stock issued is subject to our repurchase rights under certain circumstances. These rights lapse over a three to four year period. At September 30, 2001, 897,786 shares were subject to our repurchase rights. Deferred stock-based compensation represents the difference between the grant price and the quoted market price of our stock at the date of grant. We are amortizing deferred stock-based compensation over the three to four year period in which the repurchase rights lapse. Amortization of deferred stock-based compensation was $3.3 million for the three months ended September 30, 2001 and $15.6 million for the nine months ended September 30, 2001. Amortization of deferred stock-based compensation was $3.5 million for the three months ended September 30, 2000 and $5.3 million for the nine months ended September 30, 2000.

Note 8 — New Accounting Pronouncements:

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144, but do not expect that our adoption on January 1, 2002 will have a material effect on our financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins, such as the costs of raw materials and our ability to absorb manufacturing costs, (2) our ability to control and reduce operating expenses, (3) our research and development efforts, (4) the commercial success of our new products, (5) the source of our revenues, (6) the availability of funds and cash to finance operations, (7) our ability to hold our fixed income investments until maturity, (8) future economic conditions and (9) the impact of new accounting pronouncements.

     Our future results of operations and the forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Some of these risks and uncertainties are described in proximity to forward-looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our ability to achieve continued cost reductions and maintain gross margins, (2) our ability to continue to achieve die size reductions, (3) our ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, (4) the ability of price reductions to increase demand and strengthen our market share over the long term, (5) successful development and timely introduction of new products through investment in research and development and application of new process technologies to old and new product lines, (6) market acceptance of our new products, (7) continued demand for our existing products, (8) our ability to improve existing products, (9) the expected market demand for silicon wafers and potential supply shortages, (10) the ability of our subcontractors to manufacture, assemble, test and ship products efficiently and on a timely basis, (11) general market conditions and (12) the impact of future litigation. Additional risk factors are disclosed in our 2000 Annual Report and Form 10-K on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Sales

     Sales during the third quarter of 2001 were $174.2 million, 56.0% lower than the $395.4 million reported for the same period last year. Sales during the nine months ended September 30, 2001 were $676.9 million, 32.9% lower than the $1,008.9 million reported for the same period last year. The decreases in sales were primarily due to lower unit sales of our Mature and Mainstream products and lower average unit selling prices of our New and Mainstream products. The decreases were partially offset by an increase in unit sales of our New products.

     We classify our products into the following categories. All prior data have been restated to reflect the following compositions:

•	New products consist of APEX 20KE, APEX 20KC, APEX II, MAX 7000B, ACEX 1K, Excalibur, Mercury and HardCopy families

•	Mainstream products include MAX 7000A, MAX 3000A, FLEX 6000, FLEX 10KA, FLEX 10KE and APEX 20K families

•	Mature and other products include Classic, MAX 7000, MAX 7000S, MAX 9000, FLEX 8000 and FLEX 10K families, configuration and other devices, Tools, intellectual property and Northwest Logic design services

     Sales by product category for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001	%	2000	%	2001	%	2000	%

New	$27,822	16.0%	$19,286	4.9%	$82,773	12.2%	$28,622	2.8%
Mainstream	76,806	44.1%	199,816	50.5%	316,603	46.8%	475,076	47.1%
Mature and other	69,525	39.9%	176,293	44.6%	277,475	41.0%	505,164	50.1%

Total sales	$174,153	100.0%	$395,395	100.0%	$676,851	100.0%	$1,008,862	100.0%

     Our New and Mainstream products have been developed and introduced to the marketplace over the last several years. These products have similar or improved features and comparable or higher densities than their predecessors. As a result of increased customer demand for programmable logic devices, or PLDs, with higher densities and enhanced performance, we experienced a shift in sales to our newer products from our more mature products. New products sales increased both as a percentage of total sales and in absolute dollars primarily due to strong design win momentum in our New products.

     Sales by geography for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001	%	2000	%	2001	%	2000	%

North America	$76,732	44.1%	$229,814	58.1%	$306,184	45.2%	$579,716	57.5%

Europe	44,545	25.6%	82,821	21.0%	181,495	26.8%	218,940	21.7%
Japan	37,456	21.4%	57,062	14.4%	131,752	19.5%	149,502	14.8%
Asia Pacific	15,420	8.9%	25,698	6.5%	57,420	8.5%	60,704	6.0%

Total international	97,421	55.9%	165,581	41.9%	370,667	54.8%	429,146	42.5%

Total sales	$174,153	100.0%	$395,395	100.0%	$676,851	100.0%	$1,008,862	100.0%

     North America sales represented 44.1% of total sales for the three months ended September 30, 2001 compared to 58.1% for the three months ended September 30, 2000. North America sales represented 45.2% of total sales for the nine months ended September 30, 2001 compared to 57.5% of sales for the nine months ended September 30, 2000. The decreases in the percentage of sales were primarily due to a decline in North America sales experienced as a result of unfavorable economic conditions that began to affect us in November 2000. Beginning in November 2000, we saw an inventory correction in our North American business driven primarily by an accumulation of inventory at our customers and subcontract manufacturers. Furthermore, during the first quarter of 2001, we experienced further declines in North America sales as a result of deteriorating end-market demand experienced by our North American communications equipment customers. In addition, unfavorable economic conditions spread to Europe and Japan beginning in the second quarter of 2001, resulting in a 46.2% decline in sales in Europe and a 34.4% decline in sales in Japan for the three months ended September 30, 2001 over the same period a year ago. For the nine months ended September 30, 2001, sales in Europe declined 17.1% and Japan declined 11.9% over the same period a year ago.

     Our management believes that unstable and unpredictable economic conditions will persist, resulting in continuing revenue declines through at least the end of this year. If these economic conditions persist or worsen, or if a wider economic slowdown occurs, our future operating results would be adversely affected.

     Sales by market segment for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2001	%	2000	%	2001	%	2000	%

Communications	$98,441	56.5%	$277,175	70.1%	$396,089	58.5%	$685,565	67.9%
Electronic data processing	29,566	17.0%	63,454	16.0%	118,910	17.6%	169,584	16.8%
Industrial	28,786	16.5%	37,075	9.4%	108,655	16.1%	103,153	10.2%
Consumer	5,252	3.0%	6,987	1.8%	16,225	2.4%	20,842	2.1%
Other	12,108	7.0%	10,704	2.7%	36,972	5.4%	29,718	3.0%

Total sales	$174,153	100.0%	$395,395	100.0%	$676,851	100.0%	$1,008,862	100.0%

     As a result of unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, sales from the communications market segment have decreased for the three and nine months ended September 30, 2001 as compared to the same periods a year ago. Despite these decreases, during the third quarter of 2001, we continued to generate the majority of our sales from the communications market segment, driven primarily by the networking and telecommunications sectors. Our management believes that the communications market segment will continue to drive the largest percentage of sales.

Gross Margin

     Gross margin, as a percentage of sales, for the three months ended September 30, 2001 was 63.0% compared to 66.4% for the three months ended September 30, 2000. Gross margin for the nine months ended September 30, 2001 was 47.3% compared to 66.1% for the nine months ended September 30, 2000. The significant decrease in gross margin for the nine months ended September 30, 2001 was primarily a result of a $116.1 million inventory charge taken during the second quarter of 2001. The inventory charge, which was based on a sharp decline in forecasted sales, related primarily to excess inventory provisioning for our APEX 20KE, FLEX 10KE and MAX 7000A product families. In anticipation of continued strong demand and to improve availability of our APEX 20KE and FLEX 10KE product families, we ordered wafers that were delivered in the fourth quarter of 2000 and the first quarter of 2001. These wafers became excess to forecasted demand as a result of the sharp contraction in sales. Excluding the inventory charge, gross margin was 64.5% for the nine months ended September 30, 2001 compared to 66.1% for the same period a year ago. This decrease in gross margin was due to routine declines in selling prices coupled with fixed unit costs, owing to large inventory levels. Additionally, reduced factory activity has resulted in under-absorbed manufacturing overhead.

     Although our management expects continuing declines in gross margin through at least the end of this year, we expect that in the first half of the year 2002, the routine declines in selling prices will be at least partially offset by improved absorption as we ramp production for certain depleted finished goods. We also expect that further out in year 2002, the routine declines in selling prices should be offset by lower die costs resulting from improved yields and lower wafer prices.

Research and Development

     Research and development expenses were $40.2 million, or 23.1% of sales, for the three months ended September 30, 2001 compared to $48.5 million, or 12.2% of sales for the same period last year, and were $131.2 million, or 19.4% of sales, for the nine months ended September 30, 2001 compared to $121.8 million, or 12.1% of sales for the same period last year. Research and development expenses decreased $8.3 million, or 17.1% for the three months ended September 30, 2001 over the same period last year and increased $9.4 million, or 7.7% for the nine months ended September 30, 2001 over the same period last year.

     Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation, and expenses for the development of process technologies, new packages, and software to support new products and design environments. The decrease in the third quarter of 2001 compared to the same period a year ago was primarily due to reduced spending on prototype wafers. Year to date research and development spending increased over the same period last year.

This increase was primarily a result of increased headcount, amortization of deferred stock-based compensation, package development and the development of our new products, partially offset by decreased spending on prototype wafers.

     We expect to continue to invest in the development of new products in our HardCopy family, Excalibur embedded processor solutions, APEX II, APEX 20KC and Mercury families, as well as in our Quartus II software and other future products. In October 2001, we announced our HardCopy program, a seamless migration path from the largest PLDs to a hard, masked version, offering low-costs for customers desiring high volumes. HardCopy devices will support high-density APEX 20KE/C, APEX II and Excalibur devices. We believe the combination of PLDs and HardCopy devices will deliver the benefits of fast time-to-market, flexibility and lower costs that are important to customers in today’s markets. During the second quarter of 2001, we began shipments of our ARM-based Excalibur embedded processor solutions, the EPXA10 device. This device provides designers a reduction in overall development cost and accelerated time-to-market compared to application-specific integrated circuit, or ASIC, solutions. In addition, we announced an enhancement of our Nios soft core processor which will be provided as part of Altera’s Excalibur embedded processor solutions and enables engineers to easily integrate peripherals and implement entire systems onto a single PLD. During the second quarter of 2001, we began shipping our APEX II device family, a high-performance, high-density PLD family for system-on-a-programmable-chip, or SOPC, applications. Our APEX II family incorporates enhancements to both the I/O and memory structures allowing designers to incorporate significantly higher-level system functionality onto a single PLD. During the first quarter of 2001, we began shipping our Mercury device family, the world’s first programmable ASSP, or application-specific standard product. Mercury devices integrate the functionality of a high-speed transceiver ASSP with a high performance PLD core engineered to support high bandwidth and rapid data transfer rates. Also during the first quarter of 2001, we began shipping our APEX 20KC device family, which utilizes copper for all layers of metal interconnect. Copper interconnect boosts performance and is thus appealing in high-bandwidth, high-performance applications. Furthermore, during the first quarter of 2001, we released our Quartus II development software, which we believe delivers superior designer productivity and supports system-level designs and integration with third-party tools. Our management expects these new products to be successful in the marketplace; however, the commercial success of these products depends on market acceptance of the use of the devices in high-density designs. We cannot assure you that any of our new products will achieve market acceptance.

     Despite the current unfavorable economic conditions, we will continue to focus our efforts on the development of new PLDs, related development software and hardware and advanced semiconductor wafer fabrication processes. We cannot assure you that we will accomplish our goals in the development and subsequent introduction of new products, that our new products will achieve market acceptance, that new manufacturing processes will be successful, or that our suppliers will provide us with the quality and quantity of wafers and materials we require. We also cannot assure you that our new product introductions will be timely relative to product introductions by our competitors, which is critical in achieving market success.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2001 were $48.7 million, or 28.0% of sales, compared to $57.3 million, or 14.5% of sales for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $167.5 million, or 24.7% of sales, compared to $149.5 million, or 14.8% of sales for the nine months ended September 30, 2000. Selling, general and administrative expenses decreased $8.6 million, or 15.0%, for the three months ended September 30, 2001 over the same period last year, and increased $18.0 million, or 12.0%, for the nine months ended September 30, 2001 over the same period last year.

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

     The decrease in selling, general and administrative expenses in the third quarter of 2001 compared to the same period a year ago was primarily due to spending control measures including the restructuring program implemented during the second quarter of 2001. This restructuring program includes a worldwide workforce reduction mainly in administrative functions, the settlement of litigation with Xilinx, a write-down of various intangible assets, the termination of certain license agreements and the consolidation of excess facilities. We expect that selling, general and administrative expenses will have a modest decline in absolute dollars during the fourth quarter of 2001 primarily as a result of reduced litigation expenses stemming from the settlements of Xilinx and Lattice litigation. Despite the decreased spending in the third quarter of 2001, the year to date expenses increased over last year. The increases were mainly driven by increased headcount and higher legal expenses, partially offset by lower commission, incentive and advertising expenses.

Restructuring and Other Special Charges

     On June 27, 2001, we announced a restructuring program to align our organization’s cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. This restructuring program includes a worldwide workforce reduction, the settlement of patent litigation with Xilinx, a write-down of various intangible assets, the termination of certain license agreements and the consolidation of excess facilities. As a result of the restructuring program, we recorded restructuring and other special charges of $30.8 million classified as operating expenses.

     Under the restructuring program, we reduced our worldwide workforce by 152 employees primarily in administrative functions and mostly located in our headquarters facility in San Jose, California. The workforce reduction resulted in a $3.2 million charge relating primarily to severance and fringe benefits. Additionally, we have initiated cost reduction measures, which include the reduction of executive officer pay by 10% and the cancellation of employee merit increases. We also reduced the number of temporary and contract workers and, starting in the first quarter of 2001, did not replace voluntary attrition except for key positions. In connection with the settlement of litigation with Xilinx, we entered into a royalty-free patent cross license agreement and agreed to make a one-time payment of $20.0 million. Both companies also agreed to refrain from instituting further patent litigation between our two companies for the next five years. In addition, we recorded restructuring and other special charges of $6.7 million resulting from the impairment of purchased intangible assets, termination of certain license agreements and the write-off of certain other assets. Furthermore, we consolidated excess facilities which resulted in a $0.9 million charge relating primarily to lease terminations and non-cancelable lease costs.

     We expect that the reductions in legal expenses, depreciation, amortization and labor expense resulting from the restructuring and attrition will reduce our operating expenses. These savings have started to phase-in during the third quarter of 2001.

A summary of the restructuring and other special charges is as follows (in thousands):

				Restructuring
				liability at
	Total	Non-cash	Cash	September 30,
	Charges	charges	Payments	2001

Workforce reduction	$3,224	$—	$2,603	$621
Litigation settlement	20,000	—	20,000	—
Impairment of intangible assets and other special charges	6,667	5,031	100	1,536
Consolidation of excess facilities	937	—	179	758

Total	$30,828	$5,031	$22,882	$2,915

     The one-time charge of $20.0 million resulting from the litigation settlement was paid in July 2001. The remaining cash expenditures relating to workforce reductions will be paid by the first quarter of 2002. Amounts related to the termination of agreements, lease terminations and non-cancelable leases will be paid over their respective terms through July 2005. The restructuring liability, totaling $2.9 million as of September 30, 2001, is included in accrued liabilities in the condensed consolidated balance sheet. We have substantially completed the implementation of our restructuring program as of September 30, 2001.

Income (Loss) from Operations

     Income from operations was $20.7 million, or 11.9% of sales, for the three months ended September 30, 2001 compared to operating income of $156.9 million, or 39.7% of sales for the three months ended September 30, 2000. For the nine months ended September 30, 2001, loss from operations was $9.1 million, or 1.3% of sales compared to operating income of $389.3 million, or 38.6% of sales for the nine months ended September 30, 2000. The decreases in operating income were primarily due to the inventory and restructuring charges taken in the second quarter of 2001 as well as a decline in sales.

Interest and Other Income, Net

     Interest and other income was $9.1 million for the three months ended September 30, 2001 compared to $12.9 million for the three months ended September 30, 2000. Interest and other income was $33.4 million for the nine months ended September 30, 2001 compared to $33.9 million for the nine months ended September 30, 2000. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income in the third quarter of 2001 compared to the same period last year was primarily due to lower interest rates and lower investment balances. Year to date interest and other income remained relatively flat as compared to last year.

Provision for Income Taxes

     Our effective income tax rate was 30.0% for the three months ended September 30, 2001 compared to 31.0% for the three months ended September 30, 2000. The reduction of the effective tax rate primarily resulted from a change in the geographic mix of income.

Financial Condition, Liquidity and Capital Resources

     We ended the third quarter of 2001 with $750.7 million of cash, cash equivalents and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities and capital expenditures, make acquisitions and investments and repurchase our common stock under our stock repurchase program. Our management believes the available sources of funds will be adequate to finance our activities for at least the next year.

     Cash and cash equivalents decreased $373.1 million or 75.2%, to $123.3 million at September 30, 2001 from $496.4 million at December 31, 2000. The decrease resulted from $174.6 million used in operating activities, $40.1 million used in investing activities and $158.4 million used in financing activities. Our negative cash flow from operations was primarily attributed to payment of income taxes, and decreases in deferred income on sales to distributors, accounts payable and accrued compensation. These items were partially offset by decreases in accounts receivable and inventory.

     Accounts receivable decreased $102.6 million, or 60.7%, to $66.3 million at September 30, 2001 from $168.9 million at December 31, 2000. Days sales outstanding in receivables decreased to 35 days at September 30, 2001 from 42 days at December 31, 2000. The decrease in accounts receivable and days sales outstanding were primarily due to a decrease in billings to distributors.

     Inventories decreased $130.9 million, or 47.8%, to $142.7 million at September 30, 2001 from $273.6 million at December 31, 2000. The decrease was mainly due to an inventory charge of $116.1 million taken in the second quarter of 2001. In anticipation of continued strong demand and to improve availability of our APEX 20KE and FLEX 10KE product families, we ordered wafers that were delivered in the fourth quarter of 2000 and the first quarter of 2001. These wafers became excess to forecasted demand as a result of the sharp contraction in sales. Inventory months supply on hand was 6.6 at September 30, 2001 and December 31, 2000. The inventory levels and months supply on hand reflect new product introductions and lower shipment volumes due to a decrease in demand for products resulting from unfavorable economic conditions. As a result of lower than anticipated demand, the inventory levels and months supply on hand are high relative to management’s objectives.

     Cash payments in connection with the restructuring program were $22.9 million since the inception of the program. We expect that the reductions in legal expenses, depreciation, amortization and labor expense resulting from the restructuring and attrition will reduce our operating expenses. These savings have started to phase-in during the third quarter of 2001.

     For the nine months ended September 30, 2001, cash used in investing activities of $40.1 million consisted of purchases of capital equipment, which was partially offset by net reduction of short-term investments. Cash used in financing activities of $158.4 million resulted from the repurchase of our common stock, which was partially offset by net proceeds from the issuance of our common stock to our employees.

Impact of Currency and Inflation

     We purchase the majority of our materials and services in U.S. dollars, and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations and to meet contractual commitments denominated in foreign currencies. During 2000, we entered into a forward exchange contract to purchase Malaysian ringgit to meet a portion of our firm contractual commitments to be paid in ringgits. The contract was settled in June 2001. As of September 30, 2001, we had no open forward contracts; however, we may enter into similar contracts from time to time to hedge foreign exchange exposure. Inflation has not significantly impacted our financial results.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144, but do not expect that our adoption on January 1, 2002 will have a material effect on our financial statements.

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

     Because we develop programmable chips for applications that are presently served by ASIC vendors, we also indirectly compete in the ASIC market. Many of these vendors have substantially greater financial, technical and marketing resources than we do and have well-established market positions and solutions that have been proven technically feasible and economically competitive over several decades. We cannot assure you that we will be successful in displacing ASIC vendors in the targeted applications and densities. Furthermore, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the ASIC market, but may also displace our products in the applications that we presently serve.

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

     Difficulties in production yields can often occur when we begin production of new products, transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another or manufactures the same product at multiple factories. These difficulties can potentially result in significantly higher costs and lower product availability. Although our inventory levels are currently ample relative to demand, we have in the past, experienced shortages in supply. For example, from the fourth quarter of 1999 through the first half of 2000, process control issues associated with volume ramp up at a wafer supplier resulted in low die yields on FLEX 10KA and FLEX 10KE products, thereby leading to reduced product availability in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Further, in the second quarter of 1999, difficulties with a vendor’s manufacturing process limited the availability of packaging material (piece parts) used in certain of our new and proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our new FLEX 10KE product family. Finally, production throughput times vary considerably among our wafer suppliers and among the various factories used by our wafer suppliers, and we may experience delays from time to time in processing some of our products, which also may result in higher costs and lower product availability.

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

     To ensure the continued supply of wafers, we may engage additional relationships and establish other sources of wafer supply for our products as such arrangements become economically advantageous or technically necessary. If we engage alternative sources of supply, we may encounter start-up difficulties. Also, shipments could be delayed significantly while such sources are qualified for volume production. Any significant delay caused by start-up difficulties or foundry qualification could have a material adverse effect on our operating results.

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

     In the normal course of business, we from time to time receive and make inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We cannot assure you that such licenses could be obtained, and, if obtainable, could be obtained on conditions that would not have a material adverse effect on our financial position or operating results.

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

     As a result of unfavorable economic conditions and reduced capital spending by our customers, our sales have decreased during the first nine months of 2001 compared to the same period a year ago. This downturn in customer demand resulted in an excess inventory charge taken in the second quarter of 2001. Additionally, we significantly reduced factory activity, which resulted in under-absorbed manufacturing overhead. Anticipated declines in average selling prices, coupled with under-absorbed manufacturing overhead, will reduce gross margins. If economic conditions worsen, or if a wider economic slowdown occurs, our future operating results could be further adversely affected.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio consisted of fixed income securities of $672.3 million as of September 30, 2001 and $919.9 million as of September 30, 2000. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

     We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

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

     In November 1999, we sued Clear Logic Inc. alleging that Clear Logic is unlawfully appropriating our registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with our relationships and contracts with our customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using our mask work technology and from interfering with our customers. Clear Logic has answered the complaint by denying that it is infringing our mask work technology and denying that it has unlawfully interfered with our relationships and contracts with our customers. Clear Logic has also filed a counterclaim against us for unfair competition under California law alleging that we have made false statements to our customers regarding Clear Logic. In October 2001, the District Court ruled on summary judgment motions filed by both parties. The Court denied Clear Logic’s motion for summary judgment of our claim of tortious interference with our software license, ruling “using the bitstream [from our MAX+PLUS II software] to program a Clear Logic device violates Altera’s software license.” Further, the Court granted our motion for summary judgment disposing Clear Logic’s counterclaim of unfair competition. Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the counterclaim allegations. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims and defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

     In June 2000, Cypress Semiconductor Corporation sued us alleging tortious interference with existing contractual relations with Right Track CAD Corporation, tortious interference with economic relations, misappropriation of trade secrets and unfair competition. In July 2000, we filed a reply that we had acquired Right Track in May 2000 and assumed the contract between Right Track and Cypress. In February 2001, Cypress added a claim based on fraud. Due to the nature of the litigation with Cypress and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses, the possible loss, if any, or the range of loss that may ultimately be incurred in connection with the allegations. Management cannot ensure that Cypress will not succeed in obtaining significant monetary damages. Although we cannot make any assurances as to the results of this case, we intend to defend ourselves vigorously in this matter. The foregoing is a forward-looking statement subject to risks and uncertainties of the legal proceeding, including events outside of our control occurring during litigation proceedings and the unpredictability of its ultimate outcome.

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

Date: November 7, 2001

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