Form 10-Q
period 2002-03-31
ALTERA CORP
filed 2002-05-13
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

Yes                      No

Number of shares of common stock outstanding at May 8, 2002: 384,231,005

		NUMBER
PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	20

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings	21

ITEM 6:	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I                      FINANCIAL INFORMATION

ITEM 1:                     Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$259,185	$145,048

Short-term investments	640,183	660,643

Total cash, cash equivalents, and short-term investments	899,368	805,691

Accounts receivable, net	62,910	33,931

Inventories	50,674	77,611

Deferred income taxes	121,721	125,672

Other current assets	12,277	86,443

Total current assets	1,146,950	1,129,348

Property and equipment, net	206,286	217,282

Investments and other assets	12,040	14,797

	$1,365,276	$1,361,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$17,951	$17,573

Accrued liabilities	27,287	26,644

Accrued compensation	27,392	22,102

Deferred income on sales to distributors	124,962	147,745

Income taxes payable	38,272	32,863

Total current liabilities	235,864	246,927

Stockholders’ equity:

Common stock	385	386

Capital in excess of par value	399,930	394,748

Retained earnings	750,384	740,655

Deferred stock-based compensation	(23,249)	(24,961)

Accumulated other comprehensive income	1,962	3,672

Total stockholders’ equity	1,129,412	1,114,500

	$1,365,276	$1,361,427

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$171,957	$287,438

Costs and expenses:

Cost of sales	68,583	99,195

Research and development expenses	41,185	50,973
Selling, general, and administrative expenses	43,540	61,963

Total costs and expenses	153,308	212,131

Income from operations	18,649	75,307

Interest and other income, net	7,047	14,681

Income before income taxes	25,696	89,988

Provision for income taxes	6,681	26,996

Net income	$19,015	$62,992

Income per share:

Basic	$0.05	$0.16

Diluted	$0.05	$0.16

Shares used in computing per share amounts:

Basic	385,586	387,894

Diluted	396,917	402,927

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:

Net income	$19,015	$62,992

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Depreciation and amortization	14,729	12,344

Amortization of deferred stock-based compensation	2,818	8,921

Deferred income taxes	4,919	12,470

Changes in assets and liabilities:

Accounts receivable, net	(28,979)	94,718

Inventories	26,937	(40,934)

Other current assets	74,166	331

Accounts payable and accrued liabilities	6,311	(61,292)

Deferred income on sales to distributors	(22,783)	(110,947)

Income taxes payable	9,709	(117,604)

Cash provided by (used for) operating activities	106,842	(139,001)

Cash Flows from Investing Activities:

Purchases of property and equipment	(976)	(20,458)

Purchases of short-term investments	(106,598)	(253,448)

Proceeds from the maturity and sale of short-term investments	124,380	220,400

Cash provided by (used for) investing activities	16,806	(53,506)

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock	4,702	3,436

Repurchase of common stock	(14,213)	(57,153)

Cash used for financing activities	(9,511)	(53,717)

Net increase (decrease) in cash and cash equivalents	114,137	(246,224)

Cash and cash equivalents at beginning of period	145,048	496,385

Cash and cash equivalents at end of period	$259,185	$250,161

Supplemental disclosure of cash flow information:

Income taxes (received) paid, net	$(81,062)	$133,091

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial information of Altera Corporation and subsidiaries, referred to herein as “we”, “us” or “our”, has been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present a fair statement of financial position as of March 31, 2002, results of operations for the three months ended March 31, 2002 and March 31, 2001, and cash flows for the three months ended March 31, 2002 and March 31, 2001. The December 31, 2001 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K, as filed on March 8, 2002 with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest March 31st. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of March 31st.

Note 2 – Balance Sheet Details (in thousands):

	March 31,	December 31,
	2002	2001

Inventories:

Raw materials and work in process	$29,369	$50,417

Finished goods	21,305	27,194

Total inventories	$50,674	$77,611

Property and equipment:

Land	$30,779	$30,779

Buildings and improvements	119,168	118,785

Equipment and software	192,036	193,592

Office furniture and fixtures	19,934	19,930

Leasehold improvements	4,851	4,980

Property and equipment, at cost	366,768	368,066

Accumulated depreciation and amortization	(160,482)	(150,784)

Property and equipment, net	$206,286	$217,282

Note 3 – Restructuring and Other Special Charges:

During 2001, we recorded restructuring and other special charges of $47.7 million in connection with our plan to reduce future operating expenses and to align our organization’s cost structure with projected sales resulting from unfavorable economic conditions. The charges consisted of severance and fringe benefits related to our workforce reduction of approximately 152 employees primarily in administrative functions. The charges also included the spin-off of Northwest Logic, Inc., the write-down of certain equipment and intangible assets, the consolidation of excess facilities, and the termination of certain license agreements. In addition, we made a one-time payment of $20.0 million as part of our patent litigation settlement with Xilinx, Inc. These charges were classified as operating expenses in our consolidated statement of operations for the year ended December 31, 2001.

The following table summarizes the charges in 2001, and the activity related to the restructuring liability during the first quarter of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	March 31,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$403	$448

Litigation settlement	20,000	—	—	—

Spin-off of Northwest Logic	6,697	159	139	20

Impairment of production and other equipment	8,158	—	—	—

Impairment of investments and intangible assets	5,157	—	—	—

Consolidation of excess facilities and other	3,823	1,217	544	673

Total	$47,669	$2,227	$1,086	$1,141

Cash expenditures relating to workforce reductions are expected to be substantially paid by June 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $1.1 million as of March 31, 2002, is included in accrued liabilities in the consolidated balance sheet.

Note 4 – Comprehensive Income:

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$19,015	$62,992

Unrealized holding (losses) gains on available-for-sale investments	(2,678)	5,515

Income tax benefit (expense)	968	(2,151)

Comprehensive income	$17,305	$66,356

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain on available-for-sale investments, net of tax.

Note 5 – Income Per Share:

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

Diluted income per share excludes stock options and unvested restricted stock totaling 18.6 million shares for the three months ended March 31, 2002 and 7.8 million shares for the three months ended March 31, 2001, as their effect is antidilutive. These options, however, could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Basic:

Net income	$19,015	$62,992

Weighted shares outstanding	385,586	387,894

Net income per share	$0.05	$0.16

Diluted:

Net income	$19,015	$62,992

Weighted shares outstanding	385,586	387,894

Effect of dilutive securities:

Stock options and restricted stock	11,331	15,033

Diluted weighted shares outstanding	396,917	402,927

Net income per share	$0.05	$0.16

Note 6 – Common Stock Repurchases:

During the first quarter of 2002, we repurchased 695,000 shares of common stock for an aggregate cost of $14.2 million. Since the end of the first quarter of 2002 through May 9, 2002, we repurchased 2.1 million shares of common stock for an aggregate cost of $42.6 million. Since the inception of our repurchase program in 1996, we have repurchased 39.9 million of the 48.0 million shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 7 – Deferred Stock-Based Compensation:

We recorded aggregate deferred stock-based compensation of $1.1 million during the three months ended March 31, 2002 and $283,000 during the three months ended March 30, 2001. The deferred stock-based compensation charges represent the value of restricted stock sold to new employees. Deferred stock-based compensation represents the difference between the sale price and the quoted market price of our stock at the date of sale. We amortize deferred stock-based compensation over the vesting period of three to four years. Amortization of deferred stock-based compensation was $2.8 million for the three months ended March 31, 2002 and $8.9 million for the three months ended March 31, 2001. The restricted stock sold is subject to our repurchase rights under certain circumstances. At March 31, 2002, 734,842 shares were subject to our repurchase rights at the original sale prices.

ITEM 2:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Future Results; Risk Factors” below and elsewhere in this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins, such as the costs of raw materials and our ability to absorb manufacturing costs, (2) our ability to control and reduce operating expenses, (3) our research and development efforts, (4) the commercial success of our new products, (5) the source of our revenues, (6) the availability of funds and cash to finance operations, (7) our ability to hold our fixed income investments until maturity, and (8) future economic conditions.

         Our future results of operations and the forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Some of these risks and uncertainties are described in proximity to forward-looking statements in this Report. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) our ability to achieve continued cost reductions and maintain gross margins, (2) our ability to continue to achieve die size reductions, (3) our ability to achieve and maintain appropriate inventory mix and levels and respond successfully to changes in product demand, (4) the ability of price reductions to increase demand and strengthen our market share over the long term, (5) successful development and timely introduction of new products through investment in research and development and application of new process technologies to old and new product lines, (6) market acceptance of our new products, (7) continued demand for our existing products, (8) our ability to improve existing products, (9) the market demand for silicon wafers and potential supply shortages, (10) the ability of our subcontractors to manufacture, assemble, test, and ship products efficiently and on a timely basis, (11) general market conditions, and (12) the impact of future litigation.

         Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, forward-looking statements included in this Report could be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not interpret the inclusion of such information as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

CRITICAL ACCOUNTING POLICIES

         We described our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2001.

         Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management’s significant judgments and estimates. Our critical accounting policies include those regarding (1) valuation of inventories, (2) valuation of property, equipment, and intangible assets, (3) concentrations of credit risk, and (4) revenue recognition. Our management believes that we consistently apply judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

RESULTS OF OPERATIONS

Sales

         Sales during the first quarter of 2002 were $172.0 million, 40% lower than the $287.4 million reported for the same period last year. The decrease in sales was primarily due to lower unit sales of our Mature and Mainstream products and lower average unit selling prices in all product categories. The decrease was partially offset by an increase in unit sales of our New products.

         We offer three main types of products: (1) field-programmable gate arrays, or FPGAs, which consist of our Stratix, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury products; (2) general-purpose complex programmable logic devices, or CPLDs, which consist of our MAX and Classic products; and (3) low-cost, masked devices, which consist of our HardCopy product.

         We classify our products into the following categories. All prior data have been restated to reflect the following compositions:

•	New products include APEX 20KE, APEX 20KC, APEX II, MAX 7000B, ACEX 1K, Excalibur, Mercury, HardCopy, and Stratix families;

•	Mainstream products include MAX 7000A, MAX 3000A, FLEX 6000, FLEX 10KA, FLEX 10KE, and APEX 20K families; and

•	Mature and other products include Classic, MAX 7000, MAX 7000S, MAX 9000, FLEX 8000, and FLEX 10K families, configuration and other devices, tools, and intellectual property.

         Sales by product category, as a percentage of total sales, were as follows for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

New	20%	10%

Mainstream	43%	49%

Mature and other	37%	41%

Total sales	100%	100%

         Our New and Mainstream products have been developed and introduced to the marketplace over the last several years. These products have improved features and higher densities than their predecessors. As a result of increased customer demand for programmable logic devices, or PLDs, with higher densities and enhanced performance, we experienced a shift in sales to our newer products from our more mature products. New product sales in the first quarter of 2002 increased, both as a percentage of total sales and in absolute dollars, compared to the same period last year due to strong New product growth primarily in our APEX 20KC, ACEX 1K, and Mercury families.

         Compared to the fourth quarter of 2001, New product sales increased 22% in the first quarter of 2002, Mainstream product sales increased 10%, and Mature and other product sales declined 5%. The increase in our New product revenue resulted primarily from increases in our APEX 20KE and APEX 20KC families. Revenues from these families increased by more than 20% in absolute dollars compared to the fourth quarter of 2001. Our management expects that sales of our New products, both as a percentage of total sales and in absolute dollars, will continue to increase in 2002. Design win momentum in our New products continues to be strong.

         Sales by geography, as a percentage of total sales, were as follows for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

North America	44%	47%

Europe	25%	27%

Japan	19%	18%

Asia Pacific	12%	8%

Total international	56%	53%

Total sales	100%	100%

         North America sales represented 44% of total sales for the three months ended March 31, 2002 compared to 47% for the same period a year ago. The decrease in North America sales, as a percentage of our total sales, was primarily due to the severity of the economic downturn in North America compared to our international markets. During 2001, we experienced a decline in sales in North America as a result of deteriorating end-market demand experienced by our customers in a broad range of sectors, concentrated in our North American communications equipment customers. Unfavorable economic conditions spread to Europe and Japan beginning in the second quarter of 2001. Sales in Europe declined 46% and sales in Japan declined 36% for the three months ended March 31, 2002 compared to the same period a year ago.

         Our management believes that, beginning in early 2001, our customers reduced their carrying levels of our inventory by procuring fewer components than they consumed, leading to our reduced sales in 2001. This pattern began to change late in 2001 as certain customers, particularly in the Computer and Storage and Industrial and Automotive market segments, began to increase their purchases having achieved their inventory reduction goals. These customers began to procure our components at a rate approximating their consumption levels, contributing to a 6% growth in total sales over the fourth quarter of 2001. By geography, sales in North America increased 7% and Europe increased 19%, while sales in Japan declined 5% and Asia Pacific declined 3%.

         Our management expects that revenue will continue to increase modestly in the second quarter of 2002 driven primarily by broad market growth from strong new product growth and continued inventory depletion that will begin to extend to other sectors including telecommunications. We cannot assure you that this will occur. If unstable and unfavorable economic conditions persist or worsen, or if a wider economic slowdown occurs, our revenues could decrease.

         Effective January 1, 2002, we adopted a new methodology for revenue classification by market segment. The new methodology reflects reclassifications between segments and is consistent with industry analyst reports. Prior data for the fourth quarter of 2001 have been restated. Sales by market segment, as a percentage of total sales, were as follows for the three months ended March 31, 2002 and December 31, 2001:

	Three Months Ended

	March 31, 2002	December 31, 2001

Communications Digital Consumer Computer & Storage Industrial & Automotive	49% 11% 15% 25%	50% 12% 13% 25%

Total sales	100%	100%

         Despite the unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products, we continued to generate the majority of our sales from the Communications market segment, driven primarily by the telecommunication, networking, and wireless sectors. Our management believes that the Communications market segment will continue to represent the largest percentage of sales.

         Compared to the fourth quarter of 2001, sales from the Communications market segment increased 2%, Digital Consumer declined 3%, Computer and Storage increased 25%, and Industrial and Automotive increased 7%. The increase in total sales was primarily due to the recovery of the storage sector, as well as the growth of medical and test equipment within the Industrial and Automotive market segment, partially offset by the expected seasonal weakness in the Digital Consumer sector.

Gross Margin

         Gross margin, as a percentage of sales, for the three months ended March 31, 2002 was 60% compared to 66% for the three months ended March 31, 2001. The decrease in gross margin was due to routine declines in selling prices coupled with fixed unit costs resulting from high inventory levels and under-absorbed manufacturing overhead due to reduced factory activity. Our management expects that gross margins in the second quarter of 2002 will be approximately 60%.

         We expect that gross margins will increase slightly in the second half of the year due to improved manufacturing overhead absorption when we ramp production for certain depleted finished goods, as well as lower die costs resulting from improved yields and lower wafer prices. Any increase in gross margins may potentially be offset by routine declines in selling prices and the negative impact resulting from opportunistic deals if we sell excess inventory at low prices.

Research and Development

         Research and development expenses for the three months ended March 31, 2002 were $41.2 million, or 24% of sales, compared to $51.0 million, or 18% of sales, for the three months ended March 31, 2001. Research and development expenses include expenditures for labor, masks, and prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

         Research and development expenses decreased $9.8 million, or 19%, for the three months ended March 31, 2002 over the same period a year ago. The decrease was primarily attributed to a decrease in amortization of deferred stock-based compensation of $5.6 million, as well as reduced spending on prototype wafers. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and wafers used in the development of new products. We expect that research and development expenses will continue to increase slightly through the third quarter of 2002 as we purchase more masks and prototype wafers for our new products.

         We expect to continue to invest in the development of new products, especially in our Stratix, APEX II, and HardCopy families, our Quartus II software, and Excalibur embedded processor solutions, as well as other future products. Our management expects these new products to be successful in the marketplace; however, the commercial success of these products depends on market acceptance and the use of the devices in high-volume designs. Some of our major achievements are summarized below:

•	In the first quarter of 2002, we announced our Stratix device family, which we believe is the industry’s largest and fastest PLD. Stratix devices have relatively smaller die sizes while achieving high levels of integration with more memory, logic elements, and digital signal processing, or DSP, functionality. The new high-performance Stratix architecture, which enables block-based design methodology, allows for easy integration of complex functions into a single PLD.

•	We began shipping our HardCopy devices in the fourth quarter of 2001. Our Hardcopy devices facilitate a seamless migration path from the largest PLDs to a hard, masked version, offering a low-cost alternative for customers desiring high volumes. HardCopy devices are offered to support high-density APEX 20KE, APEX 20KC, APEX II, Excalibur, and Stratix devices. We believe the combination of PLDs and HardCopy devices will deliver the benefits of fast time-to-market, flexibility, and lower costs that are important to customers in today’s markets.

•	In the first quarter of 2002, we released our latest version of Quartus II development software, which we believe delivers improved designer productivity and supports system-level designs and integration with third-party tools.

•	As of March 31, 2002, we rolled out all of our first generation ARM-based Excalibur embedded processor solutions, which provide designers a reduction in overall development cost and accelerated time-to-market compared to ASIC solutions. Excalibur devices incorporate the peripherals and random access memory necessary to fully implement embedded processor functionality without forcing the customer to consume device logic or other off-chip resources. Introduced in the first quarter of 2002, our SOPC Builder is an automated system generation tool, which combines system building blocks into a complex design implemented in our high-density PLDs. When combined with our Excalibur embedded processor solutions, SOPC Builder enables the creation of complex systems that include on-chip memory, a processor core, I/O functions, and application-specific intellectual property.

•	Our APEX II EP2A70, the latest device in the APEX II family, began shipping in December 2001. Using a 0.13-micron all-copper interconnect system, this device provides greater performance versus traditional aluminum/tungsten interconnect. Our APEX II family incorporates enhancements to both the I/O and memory structures, allowing designers to incorporate high-level system functionality onto a single PLD.

         Despite the current unfavorable economic conditions, we will continue to focus our efforts on the development of new PLDs and hardware that utilize advanced semiconductor wafer fabrication processes, as well as related development software.

Selling, General, and Administrative

         Selling, general, and administrative expenses for the three months ended March 31, 2002 were $43.5 million, or 25% of sales, compared to $62.0 million, or 22% of sales for the three months ended March 31, 2001. Selling, general, and administrative expenses include salary expenses related to field sales, marketing and administrative personnel, commissions and incentive expenses, advertising and promotional expenditures, and legal expenses. Selling, general, and administrative expenses also include costs related to the direct sales force and field application engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

         Selling, general, and administrative expenses decreased $18.5 million, or 30%, for the three months ended March 31, 2002 over the same period a year ago. The decrease was primarily due to spending control measures including the restructuring programs implemented during 2001, as well as reduced litigation expenses stemming from the settlement of our litigation with Xilinx and Lattice Semiconductor Corporation. We also settled our litigation with Cypress Semiconductor Corporation in April 2002. We expect that selling, general, and administrative expenses will decline slightly in the second quarter of 2002 and will remain relatively flat for the remainder of the year.

Restructuring and Other Special Charges

         During 2001, we recorded restructuring and other special charges of $47.7 million in connection with our plan to reduce future operating expenses and to align our organization’s cost structure with projected sales resulting from unfavorable economic conditions. The charges consisted of severance and fringe benefits related to our workforce reduction of approximately 152 employees primarily in administrative functions. The charges also included the spin-off of Northwest Logic, the write-down of certain equipment and intangible assets, the consolidation of excess facilities, and the termination of certain license agreements. In addition, we made a one-time payment of $20.0 million as part of our patent litigation settlement with Xilinx. These charges were classified as operating expenses in our consolidated statement of operations for the year ended December 31, 2001.

         The following table summarizes the charges in 2001, and the activity related to the restructuring liability during the first quarter of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	March 31,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$403	$448

Litigation settlement	20,000	—	—	—

Spin-off of Northwest Logic	6,697	159	139	20

Impairment of production and other equipment	8,158	—	—	—

Impairment of investments and intangible assets	5,157	—	—	—

Consolidation of excess facilities and other	3,823	1,217	544	673

Total	$47,669	$2,227	$1,086	$1,141

         Cash expenditures relating to workforce reductions are expected to be substantially paid by June 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $1.1 million as of March 31, 2002, is included in accrued liabilities in the consolidated balance sheet.

Income from Operations

         Income from operations was $18.6 million, or 11% of sales, for the three months ended March 31, 2002 compared to $75.3 million, or 26% of sales for the three months ended March 31, 2001. The decrease in operating income was primarily due to decreases in sales and gross margin percentage, partially offset by decreased operating expenses.

Interest and Other Income, Net

         Interest and other income was $7.0 million for the three months ended March 31, 2002 compared to $14.7 million for the three months ended March 31, 2001. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income in the first quarter of 2002 compared to the same period last year was primarily due to lower interest rates and lower investment balances.

Provision for Income Taxes

         Our effective income tax rate was 26% for the three months ended March 31, 2002 compared to 30% for the three months ended March 31, 2001. The reduction of the effective tax rate was primarily due to the increased impact of benefits relating to tax exempt income and research and development tax credit, as well as a change in the geographic mix of income.

Financial Condition, Liquidity, and Capital Resources

         We ended the first quarter of 2002 with $899.4 million of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe the available sources of funds including cash, cash equivalents, short-term investments, and cash we expect to generate from operations will be adequate to finance our activities for at least the next year.

         Cash and cash equivalents increased $114.1 million or 79%, to $259.2 million at March 31, 2002 from $145.0 million at December 31, 2001. The increase resulted from $106.8 million provided by operating activities, $16.8 million provided by investing activities, partially offset by $9.5 million used for financing activities. Our positive cash flow from operations was mainly attributed to our net income, depreciation and amortization, a decrease in other current assets resulting primarily from the receipt of a tax refund, and a decrease in inventory. These items were partially offset by an increase in accounts receivable and a decrease in deferred income on sales to distributors.

         Accounts receivable increased $29.0 million, or 86%, to $62.9 million at March 31, 2002 from $33.9 million at December 31, 2001. Days sales outstanding in receivables increased to 33 days at March 31, 2002 from 19 days at December 31, 2001. The increase in accounts receivable and days sales outstanding were primarily due to higher billings to distributors in March of 2002 compared to December of 2001.

         Inventories decreased $26.9 million, or 35%, to $50.7 million at March 31, 2002 from $77.6 million at December 31, 2001. Inventory months supply on hand was 2.2 at March 31, 2002 and 3.6 at December 31, 2001. The decrease both in inventory and inventory months supply on hand reflected our effort to reduce inventories to our targeted level. During 2001, our management modified our inventory model to reduce inventory carrying levels and minimize the risk of charges for excess inventory.

         For the three months ended March 31, 2002, cash provided by investing activities of $16.8 million consisted of proceeds from the maturity and sales of short-term investments, which was partially offset by purchases of short-term investments and capital equipment. Cash used for financing activities of $9.5 million resulted from the repurchase of our common stock, which was partially offset by net proceeds from the issuance of our common stock to our employees.

Impact of Currency Translation and Inflation

         We purchase the majority of our materials and services in U.S. dollars and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies. As of March 31, 2002, we had no open forward contracts; however, we may enter into similar contracts from time to time to hedge foreign exchange exposure. To date, inflation has not significantly impacted our financial results, but could in the future.

FUTURE RESULTS; RISK FACTORS

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

         The programmable logic industry is intensely competitive. Our ability to compete successfully in the industry will depend on our ability to develop, manufacture, and sell complex semiconductor components and programming software that offer customers greater value than solutions offered by competing vendors such as Xilinx and Lattice.

         Because we develop PLDs for applications that are presently served by vendors of application-specific integrated circuits, or ASICs, and processor-related products, such as microcontrollers and DSPs, we also indirectly compete in the markets for ASICs, microcontrollers, and DSPs. Many of these vendors, including LSI Logic Corporation, Texas Instruments Inc., Analog Devices, Inc., and National Semiconductor Corporation have substantially greater financial, technical, and marketing resources than we do and have well-established market positions and solutions that have been proven technically feasible and economically competitive over several decades. We may not be able to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the markets for ASICs, microcontrollers, and DSPs, but may also displace our products in the applications that we presently serve. If we cannot successfully compete in the PLD, ASIC, microcontroller, and DSP markets, our revenues and/or profits may not increase or may decline.

Our future success depends on our ability to define, develop, and sell new products.

         As a semiconductor company, we operate in a dynamic market characterized by rapid technological change. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. If these efforts do not result in the timely introduction of competitive new products, enhancements to existing products in response to both evolving demands of the marketplace and competitive product offerings, and/or market acceptance of new and existing products, our revenues and/or profits may not increase or may decline.

We depend on independent subcontractors, located primarily in Asia, for the supply and quality of our finished silicon wafers.

         We depend entirely upon subcontractors to manufacture our silicon wafers. Our primary wafer supply arrangements are with two semiconductor vendors: Taiwan Semiconductor Manufacturing Company, or TSMC, and Sharp Corporation. As described in more detail below, our dependence on these subcontractors may result in increased costs, an inability to meet distributor and consumer demand due to lower product availability, and loss of revenue and/or profits.

         Silicon wafer production facilities have at any given time a fixed capacity, the allocation of which is determined solely by our vendors and over which we have no direct control. We have no formalized long-term commitment from our foundry suppliers. If market demand for silicon wafers suddenly exceeds market supply, the supply of silicon wafers to us can become limited quickly and without much notice. Further, the wafers for our newer product families can only be produced at newer fabrication or substantially retrofitted facilities that are able to manufacture wafers that incorporate leading-edge technologies. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products, thereby resulting in a loss of potential revenue.

         In addition to sufficient foundry manufacturing capacity, we depend upon our foundry vendors to produce quality wafers at acceptable yields and to deliver them to us in a timely manner. Good production yields and timely delivery are necessary to meet our customers’ demand for products and to maintain profit margins. The manufacture of advanced complementary metal oxide semiconductor, or CMOS, wafers is a highly complex process. Wafer production yields depend on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced, and may experience from time to time, problems with achieving acceptable production yields and timely delivery from our foundry vendors.

         Difficulties in production yields can often occur when we begin production of new products, when we transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another, or manufactures the same product at multiple factories. These difficulties can potentially result in significantly higher costs and lower product availability. Although our inventory levels are currently ample relative to demand, we have in the past experienced shortages in supply. For example, from the fourth quarter of 1999 through the first half of 2000, process control issues associated with volume ramp up at a wafer supplier resulted in low die yields on our FLEX 10KA and FLEX 10KE products, thereby leading to reduced product availability in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand. Further, in the second quarter of 1999, difficulties with a vendor’s manufacturing process limited the availability of packaging material (piece parts) used in certain of our proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our FLEX 10KE product family. Finally, production throughput times vary considerably among our wafer suppliers and among the various factories used by our wafer suppliers, and we may experience delays from time to time in processing some of our products, which also may result in higher costs and lower product availability.

         Our management expects that, to maintain or enhance our competitive position, we will continue to introduce new and established products using new and more advanced process technologies. For example, our Stratix family will be manufactured on a 0.13-micron, all-layer-copper interconnect process for which there is limited production history. We will also continue to transition our fabrication process arrangements to larger wafer sizes and smaller circuit geometries. Such transitions entail inherent technological risks and start-up difficulties that can adversely affect yields, costs, and time of delivery. To enhance our product designs and cost structure, we depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner.

         To ensure the continued supply of wafers, we may engage additional relationships and establish other sources of wafer supply for our products as such arrangements become economically advantageous or technically necessary. If we engage alternative sources of supply, we may encounter start-up difficulties. Also, shipments could be delayed significantly while such sources are qualified for volume production. If any significant delay caused by start-up difficulties or foundry qualification occurs, our revenues and/or profits may not increase or may decline.

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

         Independent subcontractors, located primarily in Asia, test and assemble our semiconductor products. Although these subcontractors have not recently experienced any serious work stoppages, the economic, social, and political situations in countries where certain subcontractors are located are unpredictable, can be volatile, and can have a significant impact on our business. For example, the recent reduction in overall demand for semiconductor products has financially stressed certain of our subcontractors and has weakened their capital structures. Consequently, we may experience disruption to our supply chain. Any unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, or power shortages in countries where our subcontractors are located could prevent our revenues and/or profits from increasing or could cause our revenues and/or profits to decline.

We may be unable to adequately protect our intellectual property rights and may face significant future litigation expenses.

         We rely significantly on patents to protect our intellectual property rights. As of March 31, 2002, we held a total of 651 patents relating to various aspects of our products and technology and had a number of patent applications pending. Although our patents and patent applications may have value in discouraging competitive entry into our market segment, our patents and patent applications may not provide meaningful protection from our competitors. Our competitors may also be able to circumvent our patents or develop new patentable technologies that displace our existing products. Further, we may not be able to timely develop or patent new technologies and those patents granted to us may not be valuable in all markets or may not enable us to develop new products that achieve market acceptance. Also, from time to time in the normal course of business, we receive and make inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We may not be able to obtain such licenses on reasonable terms.

         In addition to patent protection, we rely on trademark, trade secret, copyright, and mask work laws to protect our unpatented proprietary information or technologies. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties, including our former employees or consultants, may attempt to disclose, obtain, or use our proprietary information or technologies without our authorization. Other companies may also develop substantially equivalent proprietary information or technologies or infringe on our trademarks and service marks, potentially causing our brand recognition to decline. The steps we have taken may not prevent misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If other companies obtain our proprietary information or technologies or develop substantially equivalent information or technologies, they may develop products that compete against ours, and our revenues and/or profits may not increase or may decline.

         Intellectual property claims brought against us, regardless of their merit, can result in costly litigation and the diversion of our financial resources and technical and management personnel. Legal proceedings also tend to be unpredictable and may be affected by events outside of our control. Further, we may not succeed in defending or enforcing our intellectual property rights. If we are not successful in defending or enforcing our intellectual property rights, third parties may obtain significant monetary damages or an injunction against the manufacture and sale of one or more of our product families, thereby preventing our revenues and/or profits from increasing or causing our revenues and/or profits to decline.

         We have been a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. In July 2001, we entered into a settlement agreement with Xilinx under which we settled all pending litigation between Altera and Xilinx. As part of the settlement agreement, Altera and Xilinx entered into a royalty-free patent cross license agreement, including a prohibition against further patent litigation between the two companies for the next five years. In connection with the settlement agreement, we paid Xilinx a one-time payment of $20 million. Similarly, in July 2001 we entered into a settlement agreement with Lattice under which we settled all pending patent litigation between Altera and Lattice. As part of the settlement agreement with Lattice, Altera and Lattice entered into a royalty-free patent cross license agreement, including a multi-year prohibition against further patent litigation between the two companies. No payments were made by Altera or Lattice as part of the settlement.

We depend on independent distributors to generate sales and fulfill our customer orders.

         Worldwide sales through independent distributors accounted for approximately 96% of our total sales during the quarter ended March 31, 2002. We rely on a variety of independent distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. These distributors are located all over the world and are of various sizes and financial strength. We are highly dependent on Arrow Electronics, Inc. in many locations across the world, particularly in North America where Arrow is our only distributor. During the quarter ended March 31, 2002, Arrow accounted for approximately 56% of worldwide sales, and another distributor accounted for approximately 13% of worldwide sales. While we have contractual relationships with all of our distributors, these contracts may be terminated by either party in a relatively short period of time. Any adverse impact on the ability of our independent distributors to assist us in marketing and selling our products or in order fulfillment could prevent our revenues and/or profits from increasing or could cause our revenues and/or profits to decline.

We depend on international sales for a significant portion of our total sales.

         During each of the last two years, international sales constituted a significant portion of our total sales. During the quarter ended March 31, 2002, international sales constituted approximately 56% of our total sales. Risks related to our foreign operations include unfavorable economic conditions in a specific country or region, fluctuation in foreign currency exchange rates, foreign currency weakness against the U.S. dollar, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries upon the importation or exportation of our products in the future and may prevent our revenues and/or profits from increasing or may cause our revenues and/or profits to decline.

Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

         As a result of unfavorable economic conditions and deteriorating end-market demand experienced by our customers in a broad range of sectors, our sales decreased during 2001 compared to the prior year. The semiconductor industry is highly cyclical and has been significantly impacted by the recent economic downturn. The industry experienced a significant downturn as a result of diminished demand for semiconductor products and excess production capacity. The recent economic downturn reduced demand for our own products, thereby resulting in inventory charges of $154.5 million in 2001 related primarily to excess inventory. Additionally, we significantly reduced factory activity, which resulted in under-absorbed manufacturing overhead. Further, the reduction in overall industry demand has financially stressed certain of our subcontractors and has weakened their capital structures. Consequently, we may experience disruption to our supply chain due to this economic downturn. If these conditions in the semiconductor industry persist or worsen in the future, or if other unfavorable conditions occur, our revenues and/or profits may not increase or may decline.

Our quarterly operating results may fluctuate.

         Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

•	The cyclical nature of the semiconductor industry;

•	The cyclical nature of demand for our customers’ products;

•	General economic conditions in the countries where we sell our products;

•	Demand for our products;

•	The pricing of our products;

•	The timing of our and our competitors’ new product introductions;

•	Our inventory levels and product obsolescence;

•	The scheduling, rescheduling, and cancellation of large orders by our customers;

•	The availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors;

•	Our ability to develop new process technologies and achieve volume production at the foundries of TSMC or Sharp;

•	Changes in manufacturing yields;

•	Adverse movements in exchange rates, interest rates, or tax rates; or

•	Litigation expenses, including those litigation expenses incurred in connection with the defense or enforcement of our intellectual property rights.

Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

         Our future success depends, in large part, upon the continued service of our key management, technical, sales, and support employees, and on our ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and the loss of key employees could prevent our revenues and/or profits from increasing or could cause our revenues and/or profits to decline.

Our stock price may be subject to significant volatility.

         In recent years, the stock market has experienced extreme price volatility and the price of our common stock has been subject to wide fluctuations. The overall stock market, the prices of semiconductor stocks in general, and the price of our stock may continue to fluctuate greatly. We believe that factors such as quarter-to-quarter variances in financial results, announcements of new products, new orders, and order rate variations by us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, the stock prices for many technology companies experience large fluctuations, which are often unrelated to the operating performance of the specific companies. Broad market fluctuations, as well as general economic conditions such as a recessionary period or high interest rates, may cause the market price of our common stock to decline.

         The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by The Nasdaq National Market:

	2002		2001

	High	Low	High	Low

First Quarter	$25.48	$19.07	$34.31	$21.44

Second Quarter	—	—	30.30	19.69

Third Quarter	—	—	32.88	15.77

Fourth Quarter	—	—	26.98	15.38

ITEM 3:                     Quantitative and Qualitative Disclosures About Market Risk

         Our investment portfolio consisted of fixed income securities of $743.7 million as of March 31, 2002 and $745.3 million as of March 31, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002 and March 31, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

         We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2002 and March 31, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

PART II                      OTHER INFORMATION

ITEM 1:                     Legal Proceedings

We are a party to lawsuits and have in the past and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside of our control. Consequently, current and/or future litigation may prevent our revenues and/or profits from increasing or may cause our revenues and/or profits to decline.

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

         In April 2002, we settled a suit brought against us by Cypress Semiconductor Corporation in the Santa Clara County Superior Court alleging tortious interference with existing contractual relations with Right Track CAD Inc., tortious interference with economic relations, misappropriation of trade secrets, and unfair competition. The companies have agreed to release all claims against each other relating to the lawsuit without any admission of liability.

\

ITEM 6:                     Exhibits and Reports on Form 8-K

         (a)                      Exhibits

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

#10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.

#10.10+	Form of Deferred Compensation Agreement.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.

         (b)                      Reports on Form 8-K

                                    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian

Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: May 10, 2002

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

#10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.

#10.10+	Form of Deferred Compensation Agreement.

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.