Form 10-Q
period 2002-06-30
ALTERA CORP
filed 2002-08-12
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes  [X]    No  [   ]

Number of shares of common stock outstanding at August 7, 2002: 381,940,682

PART I   FINANCIAL INFORMATION

ITEM 1:   Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$231,163	$145,048
Short-term investments	663,275	660,643

Total cash, cash equivalents, and short-term investments	894,438	805,691
Accounts receivable, net	80,619	33,931
Inventories, net	31,779	77,611
Deferred income taxes	123,739	125,672
Other current assets	16,827	86,443

Total current assets	1,147,402	1,129,348
Property and equipment, net	198,266	217,282
Investments and other assets	11,173	14,797

	$1,356,841	$1,361,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,958	$17,573
Accrued liabilities	27,772	26,644
Accrued compensation	27,357	22,102
Deferred income on sales to distributors	154,164	147,745
Income taxes payable	34,953	32,863

Total current liabilities	265,204	246,927

Stockholders’ equity:
Common stock	383	386
Capital in excess of par value	386,577	394,748
Retained earnings	723,079	740,655
Deferred stock-based compensation	(20,385)	(24,961)
Accumulated other comprehensive income	1,983	3,672

Total stockholders’ equity	1,091,637	1,114,500

	$1,356,841	$1,361,427

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$178,936	$215,260	$350,893	$502,698
Costs and expenses:
Cost of sales	70,165	192,718	138,748	291,913
Research and development expenses	43,838	40,001	85,023	90,974
Selling, general, and administrative expenses	42,276	56,836	85,816	118,799
Restructuring and other special charges	—	30,828	—	30,828

Total costs and expenses	156,279	320,383	309,587	532,514

Income (loss) from operations	22,657	(105,123)	41,306	(29,816)
Interest and other income, net	6,707	9,634	13,754	24,315

Income (loss) before income taxes	29,364	(95,489)	55,060	(5,501)
Benefit from (provision for) income taxes	(7,635)	6,287	(14,316)	(20,709)

Net income (loss)	$21,729	$(89,202)	$40,744	$(26,210)

Income (loss) per share:
Basic	$0.06	$(0.23)	$0.11	$(0.07)

Diluted	$0.06	$(0.23)	$0.10	$(0.07)

Shares used in computing per share amounts:
Basic	384,411	385,333	385,085	386,763

Diluted	394,190	385,333	395,641	386,763

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$40,744	$(26,210)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	26,307	25,793
Amortization of deferred stock-based compensation	5,681	12,257
Deferred income taxes	2,887	(6,475)
Non-cash restructuring and other special charges	—	5,031
Changes in assets and liabilities:
Accounts receivable, net	(46,688)	116,381
Inventories, net	45,832	97,622
Other current assets	69,616	2,066
Accounts payable and accrued liabilities	9,768	(52,198)
Deferred income on sales to distributors	6,419	(219,224)
Income taxes payable	9,890	(110,410)

Cash provided by (used for) operating activities	170,456	(155,367)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,667)	(47,781)
Purchases of short-term investments	(256,892)	(413,081)
Proceeds from the maturity and sale of short-term investments	251,617	383,500

Cash used for investing activities	(8,942)	(77,362)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	13,900	16,032
Repurchase of common stock	(89,299)	(119,693)

Cash used for financing activities	(75,399)	(103,661)

Net increase (decrease) in cash and cash equivalents	86,115	(336,390)
Cash and cash equivalents at beginning of period	145,048	496,385

Cash and cash equivalents at end of period	$231,163	$159,995

Supplemental disclosure of cash flow information:
Income taxes (received) paid, net	$(71,778)	$138,250

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us” or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and June 30, 2001, and cash flows for the six months ended June 30, 2002 and June 30, 2001. The December 31, 2001 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K, as filed on March 8, 2002 with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest June 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of June 30th.

Note 2 – Balance Sheet Details:

The inventories at June 30, 2002 and December 31, 2001 were comprised of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials and work in process	$18,977	$50,417
Finished goods	12,802	27,194

Inventories, net	$31,779	$77,611

As a result of unfavorable economic conditions and diminished demand for semiconductor products beginning in late 2000, we experienced a sharp decline in sales and recorded total inventory charges of $154.5 million in 2001. These inventory charges were recorded in cost of sales in our consolidated statement of operations and related primarily to excess inventory for our APEX 20KE, FLEX 10KE, and MAX 7000A product families and assembly packaging materials. During the second quarter of 2002, we had a $1.4 million gross margin benefit resulting from a release of inventory reserves due to the sale of inventory previously written off in 2001.

Property and equipment at June 30, 2002 and December 31, 2001 were comprised of the following (in thousands):

	June 30,	December 31,
	2002	2001

Land	$30,779	$30,779
Buildings and improvements	119,190	118,785
Equipment and software	193,809	193,592
Office furniture and fixtures	19,921	19,930
Leasehold improvements	4,864	4,980

Property and equipment, at cost	368,563	368,066
Accumulated depreciation and amortization	(170,297)	(150,784)

Property and equipment, net	$198,266	$217,282

Note 3 – Restructuring and Other Special Charges:

During 2001, we recorded restructuring and other special charges of $47.7 million in connection with our plan to reduce future operating expenses and to align our organization’s cost structure with a reduction in projected sales resulting from unfavorable economic conditions. The charges consisted of severance and fringe benefits related to our workforce reduction of approximately 152 employees primarily in selling, general, and administrative functions. The charges also included the write-down associated with the spin-off of Northwest Logic, Inc., the write-down of certain equipment and intangible assets, the consolidation of excess facilities, and the termination of certain license agreements. In addition, we made a one-time payment of $20.0 million as part of our patent litigation settlement with Xilinx, Inc. These charges were classified as operating expenses in our consolidated statement of operations for the year ended December 31, 2001.

The following table summarizes the charges in 2001 and the activity related to the restructuring liability during the first six months of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	June 30,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$652	$199
Litigation settlement	20,000	—	—	—
Spin-off of Northwest Logic	6,697	159	159	—
Impairment of production and other equipment	8,158	—	—	—
Impairment of investments and intangible assets	5,157	—	—	—
Consolidation of excess facilities and other	3,823	1,217	717	500

Total	$47,669	$2,227	$1,528	$699

Cash expenditures relating to workforce reductions have been substantially paid as of June 30, 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $0.7 million as of June 30, 2002, is included in accrued liabilities in the condensed consolidated balance sheet.

Note 4 – Comprehensive Income (Loss):

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$21,729	$(89,202)	$40,744	$(26,210)
Unrealized holding gains (losses) on available-for-sale investments	35	635	(2,643)	6,150
Income tax (expense) benefit	(14)	(248)	954	(2,399)

Comprehensive income (loss)	$21,750	$(88,815)	$39,055	$(22,459)

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain (loss) on available-for-sale investments, net of tax.

Note 5 – Income Per Share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and excludes the dilutive effect of stock options and restricted stock. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options are exercised and that we repurchase shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 30.1 million shares for the three months ended June 30, 2002 and 27.1 million shares for the six months ended June 30, 2002, as their effect is anti-dilutive. Anti-dilutive options and unvested restricted stock totaled 23.3 million shares for the three months ended June 30, 2001 and 22.5 million shares for the six months ended June 30, 2001. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic:
Net income (loss)	$21,729	$(89,202)	$40,744	$(26,210)

Weighted shares outstanding	384,411	385,333	385,085	386,763

Net income (loss) per share	$0.06	$(0.23)	$0.11	$(0.07)

Diluted:
Net income (loss)	$21,729	$(89,202)	$40,744	$(26,210)

Weighted shares outstanding	384,411	385,333	385,085	386,763
Effect of dilutive securities:
Stock options and restricted stock	9,779	—	10,556	—

Diluted weighted shares outstanding	394,190	385,333	395,641	386,763

Net income (loss) per share	$0.06	$(0.23)	$0.10	$(0.07)

Note 6 – Common Stock Repurchases:

During the second quarter of 2002, we repurchased 4.0 million shares of common stock for an aggregate cost of $75.1 million. Since the inception of our repurchase program in 1996 through the end of the second quarter of 2002, we have repurchased 41.8 million of the 48.0 million shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 7 – Deferred Stock-Based Compensation:

We recorded deferred stock-based compensation of $1.1 million during the six months ended June 30, 2002 and $283,000 during the six months ended June 30, 2001. Deferred stock-based compensation represents the difference between the sale price and the quoted market price of our stock on the date that restricted stock is sold to certain new employees. We amortize deferred stock-based compensation over the vesting period of three to four years. Amortization of deferred stock-based compensation was $2.9 million for the three months ended June 30, 2002 and $5.7 million for the six months ended June 30, 2002. Amortization of deferred stock-based compensation was $3.3 million for the three months ended June 30, 2001 and $12.3 million for the six months ended June 30, 2001. The restricted stock sold to the employees is subject to our repurchase rights under certain circumstances. At June 30, 2002, 611,115 shares were subject to our repurchase rights at the original sale prices.

Note 8 – New Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Future Results; Risk Factors” below and elsewhere in this report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins, such as the costs of raw materials, our ability to absorb manufacturing costs, trends in selling prices, and the sale of previously written-off inventory, (2) our ability to control and reduce operating expenses, (3) our research and development efforts, (4) the commercial success of our new products, (5) trends in future revenue, (6) the source of our revenues, (7) the availability of funds and cash to finance operations, (8) our ability to hold our fixed income investments until maturity, and (9) future economic conditions.

               The forward-looking statements contained in this report and any prediction of our future results of operations involve a number of risks and uncertainties, many of which are outside of our control. Some of these risks and uncertainties are described in proximity to the forward-looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the following, which are described in more detail later in this report:

•	our ability to compete successfully in the highly competitive semiconductor industry;

•	our ability to define, develop, and sell new products that achieve market acceptance;

•	our dependence on independent subcontractors for the supply and quality of our finished silicon wafers and the testing and assembly of our semiconductor products;

•	our ability to protect our intellectual property rights and the impact of future litigation;

•	our dependence on independent distributors to generate sales and fulfill our customer orders;

•	our dependence on international sales for a significant portion of our total sales;

•	our potential tax liability as a multinational corporation;

•	general economic conditions and the cyclical nature of the semiconductor industry;

•	the fluctuation of our quarterly operating results;

•	our ability to attract and retain key technical and management personnel; and

•	earthquakes and other catastrophic events.

               Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate due to the risks and uncertainties associated with our business. Therefore, forward-looking statements included in this report could be inaccurate. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, you should not interpret the inclusion of such information as a representation by us or any other person that the results or conditions described in such statements or that our objectives and plans will be achieved.

CRITICAL ACCOUNTING POLICIES

               The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgements and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgements and estimates may have a material impact on our statement of operations and financial conditions. Critical accounting policies, as defined by the U.S. Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies include those regarding (1) revenue recognition; (2) the valuation of inventories; and (3) the valuation of property, equipment, and intangible assets.

Revenue Recognition

               We sell our products to original equipment manufacturers (OEMs) and to electronics component distributors who resell product to OEMs. We recognize revenue on products sold to OEMs upon shipment, but defer recognition of revenue on products sold to distributors until the product is resold to the OEM. More than ninety-five percent of our product is shipped to electronic component distributors who provide warehousing, logistics, and programming services for our OEMs. Our revenue reporting is dependent on receiving pertinent and accurate data from our distributor in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer on their shipments of our products to OEMs as well as the quantities of our inventory they still have in stock. We have developed robust systems for receiving that information and have additionally developed cross-checks for verifying the accuracy of the reported information. We also perform audits of our distributors’ information systems and inventories. We believe that the information supplied to us by our distributors is materially accurate and complete. If distributors incorrectly report their sales to our OEMs or mis-state their inventory of our products, it could lead to inaccurate reporting of our revenues and income.

Valuation of Inventories

               Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We reserve inventory that is excess to projected customer demand, and the creation of such reserves results in a write-down of inventory to net realizable value resulting in a charge to cost of goods sold. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on a relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, common commercial terms within the semiconductor industry allow customers to cancel orders with a notice of 30 days or less and with no penalty. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. We routinely compare our inventory against projected demand and as a result frequently record immaterial inventory charges to provision for excess and obsolete inventories. Nevertheless, at any point in time, some portion of our unreserved inventory is subject to the risk of being materially in excess to projected demand. In 2001, as a result of a large and unforecasted decline in sales we determined that a significant portion of our inventory was excess to projected demand and recorded inventory charges of $154.5 million. While we endeavor to accurately predict demand, we may record unanticipated material inventory write-downs in the future.

Valuation of Property, Equipment, and Intangible Assets

               We evaluate the recoverability of our property, equipment, and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Actual useful lives and future cash flows could be different from those estimated by our management. These differences could have a material effect on our future operating results.

               Also, we have a cycle count policy for property and equipment whereby assets are periodically and systematically counted to ensure that assets physically exist and are in operation. Although, to date, we have had no material write-down of our property and equipment as a result of such cycle counts, there is an inherent risk that we may not determine that an asset is no longer in operation until a later period.

               In 2001, we recorded a charge of $13.3 million for the impairment of (1) production and other equipment that has been removed from service or is being held for sale, (2) purchased intangible assets related to technology acquired in previous acquisitions but no longer being used, and (3) investments in development stage enterprises that were in financial distress. These charges were classified as operating expenses in our consolidated statements of operations.

RESULTS OF OPERATIONS

Sales

               We offer three main types of semiconductor products: (1) field-programmable gate arrays, or FPGAs, which consist of our Stratix, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families; (2) general-purpose complex programmable logic devices, or CPLDs, which consist of our MAX and Classic families; and (3) low-cost, masked devices, which consist of our HardCopy and Mask Programmed Logic Device, or MPLD, families.

               We classify our products into three categories: New, Mainstream, and Mature and Other Products. These categories are based on the process technologies used to manufacture our products, and as our products mature, we adjust the categories and restate prior data to reflect the current category composition.

•	New Products include ACEX 1K, APEX 20KC, APEX 20KE, APEX II, MAX 7000B, Excalibur, HardCopy, Mercury, and Stratix families;

•	Mainstream Products include APEX 20K, FLEX 6000, FLEX 10KA, FLEX 10KE, MAX 3000A, and MAX 7000A families; and

•	Mature and Other Products include Classic, FLEX 8000, FLEX 10K, MAX 7000, MAX 7000S, and MAX 9000 families, MPLD, configuration and other devices, tools, and intellectual property.

               Sales during the three months ended June 30, 2002 were $178.9 million compared to $215.3 million for the three months ended June 30, 2001, representing a 17% decline in revenue year over year. Sales during the six months ended June 30, 2002 were $350.9 million compared to $502.7 million for the six months ended June 30, 2001, representing a 30% decline in revenue year over year.

               The declines in periodic sales comparisons are the result of five consecutive sequential declines in quarterly sales beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. The protracted deceleration resulted in a peak-to-trough decline in quarterly sales of nearly 60%. This period of decline was the result of a general economic downturn and softening demand for products manufactured by our customers, especially those in the communications and computing equipment markets. Our customers, in response to reduced demand for their products, acted to reduce their inventories resulting in an inventory contraction throughout the entire supply chain. The reduction in end-market demand coupled with the inventory contraction resulted in significant sales declines for the semiconductor industry including the programmable logic segment. As the rate of decline in our customers’ markets moderated and as customers achieved reduced inventories consistent with their reduced sales levels, they began to procure more semiconductors including our products. This increase in demand, coupled with increasing sales of our New Products, led to a 6% sequential increase in sales during the first quarter of 2002. Sales increased 4% sequentially in the second quarter of 2002 driven by increased sales of New Products. Our management expects that sequential sales growth in the third quarter will be 0% to 2% as a result of continued growth in our New Products offset by continued declines at our customers in the telecommunications equipment market and by a seasonal decrease in procurements from our European-based customers. We cannot assure you that this will occur and if unstable and unfavorable economic conditions persist or worsen, our revenues could decrease.

               Sales by product category, as a percentage of total sales, were as follows for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

New	26%	12%	23%	11%
Mainstream	40%	46%	41%	48%
Mature and Other	34%	42%	36%	41%

Total sales	100%	100%	100%	100%

               New Products represented 26% of total sales for the three months ended June 30, 2002, up from 12% of total sales for the three months ended June 30, 2001. New Products for the six months ended June 30, 2002 represented 23% of total sales, up from 11% over the same period a year ago. Our New Products have been developed and introduced to the marketplace over the last several years. These products have improved features and higher densities than their predecessors. As a result of increased customer demand for PLDs with higher densities and enhanced performance, we have experienced a shift in sales to our newer products from our more mature products. Sales of New Products grew 74% during the three months ended June 30, 2002 and 46% during the six months ended June 30, 2002 compared to the same periods a year ago. Our management expects that sales of our New Products will continue to increase as design win momentum in our New Products continues to be strong, but we cannot assure you that this will occur.

               Sales of Mainstream Products declined 28% during the three months ended June 30, 2002 and 40% during the six months ended June 30, 2002 compared to the same periods a year ago. Sales of Mature and Other Products declined 32% during the three months ended June 30, 2002 and 39% during the six months ended June 30, 2002 compared to the same periods a year ago. The declines in both product categories were driven by continued softness in end-markets, discontinuation of certain product lines by some customers, excess inventory at various customers, as well as routine price declines.

               The semiconductor industry is intensely competitive and our products are subject to price erosion. New products generally have higher selling prices that typically decline over a product’s life cycle. Our strategy is to offset the overall reduction in sales that results from declining selling prices by introducing new products. This strategy is dependent on successful development and roll-out of new products and the market’s acceptance of those products. We believe that we have been generally successful in that regard but can give no assurance of future success. Unless future new products are developed and introduced in a timely fashion and achieve market acceptance, future sales will decline.

               Effective January 1, 2002, we adopted a new methodology for revenue classification by market segment. Sales by market segment, as a percentage of total sales, were as follows for the three months ended June 30, 2002 and March 31, 2002, and for the six months ended June 30, 2002. The market segment data is derived by analysis that involves interpretation and extrapolation and relies on information provided to us by our distributors and end customers. Actual percentages may be different from those presented below.

	Three Months Ended		Six Months Ended

	June 30, 2002	March 31, 2002	June 30, 2002

Communications	49%	49%	48%
Industrial and Automotive	26%	25%	26%
Computer and Storage	13%	15%	14%
Digital Consumer	12%	11%	12%

Total sales	100%	100%	100%

               Despite the unfavorable economic conditions and reduced capital spending for communications equipment, we continued to generate the largest percentage of our sales from the Communications market segment. The Communications market segment includes the networking, telecommunication, and wireless sectors. Our management believes that the Communications market will continue to be our largest market segment for the foreseeable future.

               Compared to the first quarter of 2002, second quarter sales into the Communications market segment increased 4%, Industrial and Automotive increased 9%, Computer and Storage declined 8%, and Digital Consumer increased 9%. The 4% sequential increase in the Communications market segment was driven primarily by growth in wireless and networking business, partially offset by a decline in the telecommunication sector. The 9% increase in the Industrial and Automotive market segment was driven primarily by growth in manufacturing test and measurement equipment.

               Sales by geography, as a percentage of total sales, were as follows for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

North America	43%	44%	43%	46%

Europe	24%	27%	24%	27%
Japan	20%	20%	20%	19%
Asia Pacific	13%	9%	13%	8%

Total international	57%	56%	57%	54%

Total sales	100%	100%	100%	100%

               North America sales represented 43% of total sales for the three months ended June 30, 2002, down from 44% of total sales for the three months ended June 30, 2001. North America sales for the six months ended June 30, 2002 represented 43% of total sales, down from 46% over the same period a year ago. The percentage of sales for North America declined as certain end customers shifted their production to subcontract manufacturing sites located in Asia Pacific, thereby resulting in the transfer of some of our sales from North America to Asia Pacific. In absolute dollars, for the three and six months ended June 30, 2002 compared to the same periods a year ago, we saw declines in North America, Europe, and Japan primarily due to a general economic downturn and softening end-market demand especially in the Communications and Computer and Storage sectors. We expect sales in Europe to decrease in the third quarter of 2002 as Europe enters into a seasonal slow period. We also expect that more sales will continue to transfer from North America to Asia Pacific, and that sales will also transfer from Europe and Japan to Asia Pacific.

Gross Margin

               Gross margin, as a percentage of sales, for the three months ended June 30, 2002 was 61% compared to 10% for the three months ended June 30, 2001. Gross margin for the six months ended June 30, 2002 was 60% compared to 42% for the six months ended June 30, 2001. Gross margins in 2002 are significantly improved over the first half of 2001 because of a $116.1 million write-down of inventories charged against cost of sales, which suppressed margin in the second quarter of 2001. The write-down reflected our evaluation that much of our inventory was excess to projected demand. Through the first three quarters of 2000, we experienced rapid growth in demand for our products. Because we believed that strong demand would continue and because we desired to reduce lead times and improve customer service levels, we ordered significant volumes of wafers for delivery in the fourth quarter of 2000 and first quarter of 2001. Demand began to fall precipitously in the fourth quarter of 2000 rendering many of the wafers that we had ordered excess to projected demand. The product that we procure from our wafer suppliers is custom and unique to us. Once our supplier begins production, we are obliged to take delivery of, and pay for, the material we have ordered. Our wafer suppliers’ manufacturing cycle times are often as long as three months and sometimes longer. This long manufacturing cycle time as contrasted to our customers’ desire for short delivery lead times necessitates that we order material based upon internal forecasts of demand. In the future, to the extent that we misestimate total demand, or the mix of demand, we may degrade customer service to unacceptably low levels or may procure materials that prove to be excess to projected demand, which will result in additional charges against cost of sales.

               Excluding the inventory charge, gross margin was 64% for the three months ended June 30, 2001 and 65% for the six months ended June 30, 2001. On that basis, the decreases in gross margin for the three and six months ended June 30, 2002 over the same periods last year were due to routine declines in selling prices, coupled with fixed unit costs resulting from high inventory levels and reduced factory activity contributing to under-absorbed manufacturing overhead. These decreases were partially offset by a $1.4 million gross margin benefit resulting from the release of inventory reserves due to the sale of inventory previously written off in 2001.

               We expect that gross margin will increase slightly in the second half of the year. This expectation is based on anticipated improvement in manufacturing overhead absorption as we ramp production for certain products, and on anticipated lower die costs resulting from improved yields and lower wafer prices, partially offset by routine declines in selling prices. Our management expects gross margin to further benefit from continued sales of inventory that was previously written off in 2001.

Research and Development

               Research and development expenses for the three months ended June 30, 2002 were $43.8 million, or 24% of sales, compared to $40.0 million, or 19% of sales, for the three months ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 were $85.0 million, or 24% of sales, compared to $91.0 million, or 18% of sales, for the six months ended June 30, 2001. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

               Research and development expenses increased $3.8 million, or 10%, for the three months ended June 30, 2002 over the same period a year ago. The increase was primarily attributed to higher spending on prototype wafers. Research and development expenses decreased $6.0 million, or 7%, for the six months ended June 30, 2002 over the same period a year ago. The decrease was primarily attributed to a decrease in the amortization of deferred stock-based compensation as well as reduced spending on masks, partially offset by higher spending on prototype wafers. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. Compared to the second quarter of 2002, research and development expenses are expected to increase by approximately $2.0 million to $3.0 million in the third quarter of 2002 as we purchase more masks and prototype wafers for our new products.

               We will continue to make significant investments in the development of new products and focus our efforts on the development of new PLDs and hardware that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix and HardCopy families, our Quartus II software, and Excalibur embedded processor solutions, as well as other future products. Our management expects these new products to be successful in the marketplace, but we cannot assure you that such products will achieve market success. Some of our recent major achievements are summarized below:

•	In July 2002, we released the latest version of our Quartus II development software, featuring a new timing closure methodology based on ASIC design techniques that can significantly accelerate the process of meeting timing requirements in high density system-on-a-programmable-chip (SOPC) designs.

•	In the second quarter of 2002, we began shipping our first member of the Stratix device family. Stratix devices have smaller die sizes than our previous product families and offer high levels of integration with more memory, logic elements, and digital signal processing, or DSP, functionality. The new high-performance Stratix architecture, which enables block-based design methodology, allows for easier integration of complex functions into a single PLD.

•	In March 2002, we completed the roll out of all of our first generation ARM-based Excalibur embedded processor solutions including the ARM-based hard core processor and the Nios soft core processor, which we believe provide designers a reduction in overall development cost and accelerated time-to-market compared to ASIC solutions. Utilizing the Nios soft core and ARM-

based hard core embedded processors, customers can include processors in their SOPC designs, increasing the system integration capabilities of our PLDs.

•	Introduced in the first quarter of 2002, our SOPC Builder is an automated system generation tool, which combines system building blocks into a complex design implemented in our high-density PLDs. When combined with our Excalibur embedded processor solutions, SOPC Builder enables the creation of complex systems that include on-chip memory, a processor core, I/O functions, and application-specific intellectual property.

•	We began shipping our HardCopy devices in 2001. Our HardCopy devices facilitate a seamless migration path from the largest PLDs to a low-cost, non-programmable alternative for customers willing to purchase large volumes of our HardCopy devices. HardCopy devices are currently offered to support our high-density APEX 20KE and APEX 20KC devices and will be developed to support additional high-density devices in the future. We believe the combination of PLDs and HardCopy devices will deliver the benefits of fast time-to-market, flexibility, and lower costs that are important to customers in today’s markets.

•	Our APEX II EP2A70, using the industry’s first 0.13-micron all-copper interconnect system, began shipping in December 2001. This device provides greater performance versus traditional aluminum/tungsten interconnect. Our APEX II family incorporates enhancements to both the I/O and memory structures, allowing designers to incorporate high-level system functionality onto a single PLD.

Selling, General, and Administrative

               Selling, general, and administrative expenses for the three months ended June 30, 2002 were $42.3 million, or 24% of sales, compared to $56.8 million, or 26% of sales for the three months ended June 30, 2001. Selling, general, and administrative expenses for the six months ended June 30, 2002 were $85.8 million, or 24% of sales, compared to $118.8 million, or 24% of sales for the six months ended June 30, 2001. Selling, general, and administrative expenses include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, advertising, and legal expenses. Selling, general, and administrative expenses also include costs related to the direct sales force and field application engineers who work in sales offices worldwide to stimulate demand by assisting customers in the use and proper selection of our products.

               Selling, general, and administrative expenses decreased $14.5 million, or 26%, for the three months ended June 30, 2002 and $33.0 million, or 28%, for the six months ended June 30, 2002 over the same periods a year ago. The decreases were primarily due to spending control measures including the restructuring programs implemented during 2001, lower expenses for labor, advertising, recruiting, travel, and entertainment, as well as reduced litigation expenses stemming from the settlement of our litigation with Xilinx and Lattice Semiconductor Corporation. We also settled our litigation with Cypress Semiconductor Corporation in April 2002. We expect that selling, general, and administrative expenses will remain relatively flat for the third quarter of 2002.

Restructuring and Other Special Charges

               During 2001, we recorded restructuring and other special charges of $47.7 million in connection with our plan to reduce future operating expenses and to align our organization’s cost structure with a reduction of projected sales resulting from unfavorable economic conditions. The charges consisted of severance and fringe benefits related to our workforce reduction of approximately 152 employees primarily in selling, general, and administrative functions. The charges also included the write-down associated with the spin-off of Northwest Logic, the write-down of certain equipment and intangible assets, the consolidation of excess facilities, and the termination of certain license agreements. In addition, we made a one-time payment of $20.0 million as part of our patent litigation settlement with Xilinx. These charges were classified as operating expenses in our consolidated statement of operations for the year ended December 31, 2001.

               The following table summarizes the charges in 2001 and the activity related to the restructuring liability during the first six months of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	June 30,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$652	$199
Litigation settlement	20,000	—	—	—
Spin-off of Northwest Logic	6,697	159	159	—
Impairment of production and other equipment	8,158	—	—	—
Impairment of investments and intangible assets	5,157	—	—	—
Consolidation of excess facilities and other	3,823	1,217	717	500

Total	$47,669	$2,227	$1,528	$699

               Cash expenditures relating to workforce reductions have been substantially paid as of June 30, 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $0.7 million as of June 30, 2002, is included in accrued liabilities in the condensed consolidated balance sheet.

Income (Loss) from Operations

               Income from operations was $22.7 million, or 13% of sales, for the three months ended June 30, 2002 compared to a loss from operations of $105.1 million, or 49% of sales for the three months ended June 30, 2001. For the six months ended June 30, 2002, income from operations was $41.3 million, or 12% of sales, compared to a loss from operations of $29.8 million, or 6% of sales, for the six months ended June 30, 2001. The increases over the prior year were primarily due to the inventory and restructuring charges taken during the second quarter of 2001. Excluding these charges, income from operations for the three months ended June 30, 2001 was $41.8 million, or 19% of sales, and $117.1 million, or 23% of sales, for the six months ended June 30, 2001. On that basis, the decreases in operating income over the prior year were due to decreases in sales and gross margin percentage, partially offset by decreases in total operating expenses.

Interest and Other Income, Net

               Interest and other income was $6.7 million for the three months ended June 30, 2002 compared to $9.6 million for the three months ended June 30, 2001. Interest and other income was $13.8 million for the six months ended June 30, 2002 compared to $24.3 million for the six months ended June 30, 2001. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income for the three months ended June 30, 2002 compared to the same period last year was primarily due to a decline in interest rates. The decline for the six months ended June 30, 2002 compared to the same period last year was primarily due to a decline in interest rates as well as a lower average investment balance.

Provision for Income Taxes

               Our effective income tax rate was 26% for the three months ended June 30, 2002 compared to 7% for the three months ended June 30, 2001. Excluding the effects of the inventory and restructuring charges taken during the second quarter of 2001, the effective income tax was 30% for the three months ended June 30, 2001. On that basis, the reduction of the effective tax rate was primarily due to the increased impact of benefits relating to tax-exempt income and research and development tax credits, as well as a change in the geographic mix of income.

Financial Condition, Liquidity, and Capital Resources

               We ended the second quarter of 2002 with $894.4 million of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe the available sources of funds including cash, cash equivalents, short-term investments, and cash we expect to generate from operations will be adequate to finance our activities for at least the next year.

               Cash and cash equivalents increased $86.2 million or 59%, to $231.2 million at June 30, 2002 from $145.0 million at December 31, 2001. The increase resulted from $170.5 million provided by operating activities, partially offset by $8.9 million used for investing activities and $75.4 million used for financing activities. Our positive cash flow from operations was mainly attributed to net income, depreciation and amortization, a decrease in other current assets resulting primarily from the receipt of a tax refund of $72.8 million, as well as a decrease in inventory. These items were partially offset by an increase in accounts receivable.

               For the six months ended June 30, 2002, cash used for investing activities of $8.9 million consisted of purchases of short-term investments and capital equipment. These items were partially offset by proceeds from the maturity and sale of short-term investments. Cash used for financing activities of $75.4 million resulted from the repurchase of our common stock, which was partially offset by the net proceeds from the issuance of our common stock to our employees.

Impact of Currency Translation and Inflation

               We purchase the majority of our materials and services in U.S. dollars and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies. As of June 30, 2002, we had no open forward contracts; however, we may enter into similar contracts from time to time to hedge foreign exchange exposure. To date, inflation has not significantly impacted our financial results, but could in the future.

New Accounting Pronouncements

               In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

FUTURE RESULTS; RISK FACTORS

               The following important risk factors, among others, have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 as well as any subsequent reports on Forms 10-Q and 8-K. The following important risk factors described below are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, and results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

               Because we develop PLDs for applications that are presently served by vendors of application-specific integrated circuits, or ASICs, and processor-related products, such as microcontrollers and DSPs, we also indirectly compete in the markets for ASICs, microcontrollers, and DSPs. Many of these vendors, including Analog Devices, Inc., International Business Machines Corporation, LSI Logic Corporation, and Texas Instruments Inc. have substantially greater financial, technical, and marketing resources than we do and have well-established market positions and solutions that have been proven technically feasible and economically competitive over several decades. We may not be able to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, our customers increasingly use standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the markets for ASICs, microcontrollers, and DSPs, but may also displace our products in the applications that we presently serve. If we cannot successfully compete in the PLD, ASIC, microcontroller, and DSP markets, our revenues and/or profits may not increase or may decline.

Our future success depends on our ability to define, develop, and sell new products that achieve market acceptance.

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

               We depend entirely upon subcontractors to manufacture our silicon wafers. Our primary wafer supply arrangements are with two semiconductor vendors: Taiwan Semiconductor Manufacturing Company, or TSMC, and Sharp Corporation. As described in more detail below, our dependence on these subcontractors may result in increased costs, an inability to meet demand due to lower product availability, and loss of revenue and/or profits.

               Silicon wafer production facilities have at any given time a fixed capacity, the allocation of which is determined solely by our vendors and over which we have no direct control. We have no formalized long-term commitment from our foundry suppliers. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. Further, the wafers for our newer product families can only be produced at newer fabrication or substantially retrofitted facilities that are able to manufacture wafers that incorporate leading-edge technologies. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products, thereby resulting in a loss of potential revenue.

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

               Difficulties in production yields can often occur when we begin production of new products, when we transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another, or manufactures the same product at multiple factories. Further, production throughput times vary considerably among our wafer suppliers and among the various factories used by our wafer suppliers, and we may experience delays from time to time in processing some of our products. These difficulties and delays can potentially result in significantly higher costs and lower product availability. Although our inventory levels are currently ample relative to demand, we have in the past experienced supply shortages. For example, from the fourth quarter of 1999 through the first half of 2000, process control issues associated with volume ramp up at a wafer supplier resulted in low die yields on our

FLEX 10KA and FLEX 10KE products, thereby leading to reduced product availability in these families. As a result, we were unable to support distributor stocking at desired levels and in some cases could not meet end customer demand.

               Our management expects that, to maintain or enhance our competitive position, we will continue to introduce new products using, and convert established products to, new and more advanced process technologies. For example, our Stratix family is manufactured on a 0.13-micron, all-layer-copper interconnect process for which there is limited production history. We will also continue to transition our fabrication process arrangements to larger wafer sizes and smaller circuit geometries. Such transitions entail inherent technological risks and start-up difficulties that can adversely affect yields, costs, and time of delivery. To enhance our product designs and cost structure, we depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner.

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

               Market conditions, including currency fluctuation, political strife, labor disruption, power shortages, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, or freight rates, or interruption in air transportation, in areas where our foundry vendors are located also could have a severe negative impact on our operating capabilities. For example, in September 1999, a major earthquake struck Taiwan, resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at our primary vendor, TSMC, for several days and then only limited production began. Nearly two weeks passed before full production resumed, and a portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. We may experience similar problems in the future as a result of similar events outside of our control.

We depend on independent subcontractors, located primarily in Asia, for the testing and assembly of our semiconductor products.

               Independent subcontractors, located primarily in Asia, assemble and test our semiconductor products. Because we rely on independent subcontractors to perform these services, we cannot directly control our product delivery schedules and quality assurance and control. This lack of control could result in future product shortages and quality assurance problems that could increase our manufacturing, assembly, or testing costs. For example, in the second quarter of 1999, difficulties with a vendor’s manufacturing process limited the availability of packaging materials (piece parts) used in certain of our proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our FLEX 10KE product family.

               Further, although our subcontractors who test and assemble our products have not recently experienced any serious work stoppages, the economic, market, social, and political situations in countries where certain subcontractors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may not be able to obtain alternative assembly and testing services in a timely manner. The recent reduction in overall demand for semiconductor products has financially stressed certain of our subcontractors and has weakened their capital structures. Consequently, we may experience disruption to our supply chain. Any unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, or power shortages in countries where our subcontractors are located could prevent our revenues and/or profits from increasing or could cause our revenues and/or profits to decline.

We may be unable to adequately protect our intellectual property rights and may face significant future litigation expenses.

               We rely significantly on patents to protect our intellectual property rights. As of June 30, 2002, we held a total of 534 issued United States patents relating to various aspects of our products and technology and had a number of patent applications pending. Although our patents and patent applications may have value in discouraging competitive entry into our market segment, our patents and patent applications may not provide meaningful protection from our competitors. Our competitors may also be able to circumvent our patents or develop new patentable technologies that displace our existing products. Further, we may not be able to timely develop or patent new technologies and those patents granted to us may not be valuable in all markets or may not enable us to develop new products that achieve market acceptance. Also, from time to time in the normal course of business, we receive and make inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We may not be able to obtain such licenses on reasonable terms.

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

               We have been a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. In July 2001, we entered into a settlement agreement with Xilinx under which we settled all pending litigation between Altera and Xilinx. As part of the settlement agreement, Altera and Xilinx entered into a royalty-free patent cross license agreement, including a prohibition against further patent litigation between the two companies for the next five years. In connection with the settlement agreement, we paid Xilinx a one-time payment of $20 million. Prior to the settlement with Xilinx, we devoted substantial financial resources over an eight-year period to the Xilinx litigation. Similarly, in July 2001 we entered into a settlement agreement with Lattice under which we settled all pending patent litigation between Altera and Lattice. As part of the settlement agreement with Lattice, Altera and Lattice entered into a royalty-free patent cross license agreement, including a multi-year prohibition against further patent litigation between the two companies. No payments were made by Altera or Lattice as part of the settlement.

We depend on independent distributors to generate sales and fulfill our customer orders.

               Worldwide sales through independent distributors accounted for more than ninety-five percent of our total sales during the quarter ended June 30, 2002. We rely on a variety of independent distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. These distributors are located all over the world and are of various sizes and financial strength. We are highly dependent on Arrow Electronics, Inc. in many locations across the world, particularly in North America where Arrow is our only distributor. During the quarter ended June 30, 2002, Arrow accounted for approximately 56% of worldwide sales, and the next largest distributor accounted for approximately 14% of worldwide sales. As of June 30, 2002, Arrow accounted for approximately 47% of total accounts receivable, while the next largest distributor accounted for 13% of total accounts receivable. While we have contractual relationships with all of our distributors, these contracts may be terminated by either party in a relatively short period of time. Any adverse impact on the ability of our independent distributors to assist us in marketing and selling our products or in order fulfillment could prevent our revenues and/or profits from increasing or could cause our revenues and/or profits to decline.

We depend on international sales for a significant portion of our total sales.

               During each of the last two years, international sales constituted a significant portion of our total sales. During the quarter ended June 30, 2002, international sales constituted approximately 57% of our total sales.

Risks related to our foreign operations include unfavorable economic, market, political, and social conditions in a specific country or region, fluctuation in foreign currency exchange rates, foreign currency weakness against the United States dollar, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries upon the importation or exportation of our products in the future and may prevent our revenues and/or profits from increasing or may cause our revenues and/or profits to decline.

Our business is subject to tax risks associated with being a multinational corporation.

               As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws is subject to legal and factual interpretation, judgment, and uncertainties. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation, and court rulings.

               We endeavor to fully comply with all tax laws in the jurisdictions in which we operate. We believe that we have provided adequate reserves to cover risk and uncertainty in the application of the tax laws in such jurisdictions. However, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

               The semiconductor industry is highly cyclical, which means that semiconductor companies such as ourself experience significant fluctuations in sales and profitability. The semiconductor industry has been significantly impacted by the recent economic downturn and contraction in the computing and communication equipment markets and by the ensuing inventory correction in the supply chain for those industries. This downcycle, like many of the preceding downcycles, has resulted in significant reductions in unit demand, excess customer inventories, price erosion, and excess production capacity. We experienced five consecutive declines in quarterly sales beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. The protracted deceleration resulted in a peak-to-trough decline in quarterly sales of nearly 60%. Our management anticipates that the cyclical nature of the semiconductor industry will persist and that our sales will fluctuate accordingly.

               In addition to reductions in sales, our profitability decreases during downturns as we are unable to reduce our expenses at the same rate as our sales decline. For example, at the height of the previous upcycle, in the third quarter of 2000, our operating expenses were less than 27% of sales compared to approximately 48% of sales in the most recent quarter. Similarly, our gross margins tend to deteriorate during downcycles. For example, in the third quarter of 2000, our gross margin was over 66% of sales compared to less than 61% of sales in the most recent quarter. Furthermore, the recent industry contraction was prolonged and severe and resulted in inventory charges of $154.5 million in 2001 relating primarily to the write-off of inventories excess to projected demand. Additionally, as a result of reduced demand and in an effort to reduce our ongoing expense levels, we incurred restructuring charges and write-downs totaling $48 million in 2001. In the year ended December 31, 2000, our net income was $497 million on sales of $1.4 billion whereas for the year ended December 31, 2001, we reported a net loss of $40 million on sales of $839 million. We expect that our future revenues and profitability will continue to be volatile.

               Last year in an effort to reduce the possibility of future charges for excess inventory, we reduced our inventory carrying targets. Our customers typically order product with less delivery lead time than our manufacturing cycle time. The recently implemented reduction in targeted inventory carrying levels may result in poorer delivery performance relative to customers’ desired lead times. Though we believe that in the short term, customers have only limited ability to switch vendors in applications where we have secured a design win, we recognize that over time poor delivery performance may erode market share. We will endeavor to achieve delivery lead times that are acceptable to our customers while maintaining minimized inventory carrying levels. Despite our efforts, we may not achieve our targeted inventory reductions, we may experience inventory write-downs in the future, and we may lose market share as a result of carrying less inventory.

Our quarterly operating results may fluctuate.

               Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

•	The cyclical nature of the semiconductor industry;

•	The cyclical nature of demand for our customers’ products;

•	General economic, market, political, and social conditions in the countries where we sell our products;

•	Demand for our products and the products of our customers;

•	The pricing of our products and the products of our competitors;

•	The gain or loss of a key customer;

•	The timing of our and our competitors’ new product introductions;

•	Our inventory levels and product obsolescence;

•	The scheduling, rescheduling, and cancellation of large orders by our customers;

•	The availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors;

•	Our ability to develop new process technologies and achieve volume production at the foundries of TSMC or Sharp;

•	Changes in manufacturing yields;

•	Adverse movements in exchange rates, interest rates, or tax rates; or

•	Litigation expenses, including those litigation expenses incurred in connection with the defense or enforcement of our intellectual property rights.

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

Our business is subject to the risks of earthquakes and other catastrophic events.

               Our corporate headquarters are located near major earthquake fault lines. A significant natural disaster, such as an earthquake, may cause significant disruption to our business. In addition, although we have implemented network security measures, our computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Further, our business is subject to the effects of war and acts of terrorism. Any catastrophic event, such as an earthquake or other natural disasters, the failure of our computer systems, or war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or manufacture or ship our products. If any such catastrophic event occurs, our revenues and/or profits may not increase or may decline. We have crisis management and business continuity plans to respond to such catastrophic events, but we cannot assure you that such plans will effectively mitigate loss of business or profits. Our property and liability insurance does not provide coverage for losses caused by earthquake, war, or acts of terrorism.

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

               The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by The Nasdaq National Market:

	2002		2001

	High	Low	High	Low

First Quarter	$25.48	$19.07	$34.31	$21.44
Second Quarter	$24.46	$13.60	30.30	19.69
Third Quarter	—	—	32.88	15.77
Fourth Quarter	—	—	26.98	15.38

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

               Our investment portfolio consisted of fixed income securities of $818.7 million as of June 30, 2002 and $748.1 million as of June 30, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002 and June 30, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

               We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2002 and June 30, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

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

               In November 1999, we sued Clear Logic Inc. in the United States District Court for the Northern District of California, San Jose Division, alleging that Clear Logic is unlawfully appropriating our registered mask work technology in violation of the federal mask work statute and that Clear Logic has unlawfully interfered with our relationships and contracts with our customers. The lawsuit seeks compensatory and punitive damages and an injunction to stop Clear Logic from unlawfully using our mask work technology and from interfering with our customers. Clear Logic answered the complaint by denying that it is infringing our mask work technology and denying that it has unlawfully interfered with our relationships and contracts with our customers. Clear Logic also filed a counterclaim against us for unfair competition under California law alleging that we have made false statements to our customers regarding Clear Logic.

               In October 2001, the District Court ruled on summary judgment motions filed by both parties. The Court denied Clear Logic’s motion for summary judgment of our claim of tortious interference with our software license, ruling that “using the bitstream [from our MAX+PLUS II software] to program a Clear Logic device violates Altera’s software license.” Further, the Court granted our motion for summary judgment disposing of Clear Logic’s counterclaim of unfair competition. On January 4, 2002, Clear Logic filed a petition for Chapter 11 bankruptcy, which resulted in all proceedings in the lawsuit being automatically stayed. We moved to have this stay lifted, and the bankruptcy court granted our motion effective May 31, 2002.

               Due to the nature of the litigation with Clear Logic and because the lawsuit is still in the pre-trial stage, our management cannot estimate the total expenses that we will incur prosecuting the lawsuit. Although we cannot make any assurances as to the results of this case, we intend to pursue our claims vigorously. The trial of this case is scheduled to begin November 5, 2002.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 30, 2002 at 2:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

		FOR	AUTHORITY
	NOMINEES	VOTES	WITHHELD

	Rodney Smith	344,758,783	3,511,906
	Robert W. Reed	342,729,706	5,540,983
	Charles M. Clough	344,704,790	3,565,899
	John P. Daane	342,948,885	5,321,804
	Robert J. Finocchio, Jr.	343,170,098	5,100,591
	Paul Newhagen	340,944,987	7,325,702
	Deborah D. Rieman	344,758,679	3,512,010
	William E. Terry	344,740,243	3,530,446

		FOR	VOTES
		VOTES	AGAINST	ABSTENTIONS

2.	Approval of an amendment to the 1996 Stock Option Plan to increase by 9,000,000 the number of shares of common stock reserved for issuance under the plan.	306,429,333	40,356,991	1,484,365

3.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of common stock reserved for issuance under the plan.	328,874,110	18,015,638	1,380,941

4.	Ratification of the appointment of PriceWaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002.	329,945,100	5,957,292	12,368,297

ITEM 6:   Exhibits and Reports on Form 8-K

     (a)   Exhibits

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated April, 2002, and form of Subscription Agreement.

#10.14+	Altera Corporation 1996 Stock Option Plan, as amended on April 30, 2002.

10.30+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(4)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.

     (b)   Reports on Form 8-K

                         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: August 12, 2002

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 3, 2001.(1)

3.2	By-laws of the Registrant as adopted May 5, 1997 (which became the By-laws of the Registrant on June 19, 1997).(2)

4.1	Specimen copy of certificate for shares of Common Stock of the Registrant.(3)

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated April, 2002, and form of Subscription Agreement.

#10.14+	Altera Corporation 1996 Stock Option Plan, as amended on April 30, 2002.

10.30+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(4)

(1)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.