Form 10-Q
period 2002-09-30
ALTERA CORP
filed 2002-11-08
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-16617

ALTERA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0016691 (I.R.S. Employer Identification Number)

101 INNOVATION DRIVE
SAN JOSE, CALIFORNIA 95134
(Address of principal executive offices)(zip code)

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

Yes [X]      No [  ]

Number of shares of common stock outstanding at November 5, 2002: 382,532,853

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$180,421	$145,048
Short-term investments	704,883	660,643

Total cash, cash equivalents, and short-term investments	885,304	805,691
Accounts receivable, net	63,024	33,931
Inventories, net	36,106	77,611
Deferred income taxes	98,542	125,672
Other current assets	43,896	86,443

Total current assets	1,126,872	1,129,348
Property and equipment, net	191,062	217,282
Investments and other assets	10,305	14,797

	$1,328,239	$1,361,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,992	$17,573
Accrued liabilities	29,552	26,644
Accrued compensation	36,217	22,102
Deferred income on sales to distributors	143,964	147,745
Income taxes payable	14,631	32,863

Total current liabilities	243,356	246,927

Stockholders’ equity:
Common stock	380	386
Capital in excess of par value	378,131	394,748
Retained earnings	722,480	740,655
Deferred stock-based compensation	(17,521)	(24,961)
Accumulated other comprehensive income	1,413	3,672

Total stockholders’ equity	1,084,883	1,114,500

	$1,328,239	$1,361,427

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$180,144	$174,153	$531,037	$676,851
Costs and expenses:
Cost of sales	65,189	64,521	203,937	356,434
Research and development expenses	48,449	40,192	133,472	131,166
Selling, general, and administrative expenses	41,153	48,713	126,969	167,512
Restructuring and other special charges	—	—	—	30,828

Total costs and expenses	154,791	153,426	464,378	685,940

Income (loss) from operations	25,353	20,727	66,659	(9,089)
Interest and other income, net	6,263	9,060	20,017	33,375

Income before income taxes	31,616	29,787	86,676	24,286
Provision for income taxes	(8,220)	(8,937)	(22,536)	(29,646)

Net income (loss)	$23,396	$20,850	$64,140	$(5,360)

Income (loss) per share:
Basic	$0.06	$0.05	$0.17	$(0.01)

Diluted	$0.06	$0.05	$0.16	$(0.01)

Shares used in computing per share amounts:
Basic	381,594	385,292	383,952	386,270

Diluted	387,428	399,022	392,933	386,270

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$64,140	$(5,360)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	37,325	39,750
Amortization of deferred stock-based compensation	8,545	15,593
Deferred income taxes	28,449	5,190
Non-cash restructuring and other special charges	—	5,031
Changes in assets and liabilities:
Accounts receivable, net	(29,093)	102,614
Inventories, net	41,505	130,836
Other current assets	42,547	2,353
Accounts payable and accrued liabilities	18,442	(86,093)
Deferred income on sales to distributors	(3,781)	(268,092)
Income taxes payable	(8,732)	(116,462)

Cash provided by (used for) operating activities	199,347	(174,640)

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,613)	(57,646)
Purchases of short-term investments	(489,630)	(519,909)
Proceeds from the maturity and sale of short-term investments	441,812	537,450

Cash used for investing activities	(54,431)	(40,105)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	16,495	24,849
Repurchase of common stock	(126,038)	(183,234)

Cash used for financing activities	(109,543)	(158,385)

Net increase (decrease) in cash and cash equivalents	35,373	(373,130)
Cash and cash equivalents at beginning of period	145,048	496,385

Cash and cash equivalents at end of period	$180,421	$123,255

Supplemental disclosure of cash flow information:
Income taxes (received) paid, net	$(50,043)	$139,570

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and September 30, 2001, and cash flows for the nine months ended September 30, 2002 and September 30, 2001. The December 31, 2001 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K, as filed on March 8, 2002 with the Securities and Exchange Commission, or SEC. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future periods.

The interim periods ended on the Friday nearest September 30th. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of September 30th.

Note 2 — Balance Sheet Details:

The inventories at September 30, 2002 and December 31, 2001 were comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials and work in process	$22,987	$50,417
Finished goods	13,119	27,194

Inventories, net	$36,106	$77,611

As a result of unfavorable economic conditions and diminished demand for semiconductor products beginning in late 2000, we experienced a sharp decline in sales and recorded total inventory charges of $154.5 million in 2001. These inventory charges were recorded in cost of sales in our consolidated statement of operations and related primarily to excess inventory for our APEX 20KE, FLEX 10KE, and MAX 7000A product families and assembly packaging materials. We had gross margin benefits of $1.4 million during the second quarter of 2002 and $5.4 million during the third quarter of 2002 resulting from releases of inventory reserves due to the sale of inventory previously reserved in 2001.

Property and equipment at September 30, 2002 and December 31, 2001 were comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Land	$30,779	$30,779
Buildings and improvements	119,536	118,785
Equipment and software	195,458	193,592
Office furniture and fixtures	19,902	19,930
Leasehold improvements	4,812	4,980

Property and equipment, at cost	370,487	368,066
Accumulated depreciation and amortization	(179,425)	(150,784)

Property and equipment, net	$191,062	$217,282

Note 3 — Restructuring and Other Special Charges:

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

The following table summarizes the charges in 2001 and the activity related to the restructuring liability during the first nine months of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	September 30,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$677	$174
Litigation settlement	20,000	—	—	—
Spin-off of Northwest Logic	6,697	159	159	—
Impairment of production and other equipment	8,158	—	—	—
Impairment of investments and intangible assets	5,157	—	—	—
Consolidation of excess facilities and other	3,823	1,217	779	438

Total	$47,669	$2,227	$1,615	$612

Cash expenditures relating to workforce reductions have been substantially paid as of June 30, 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $0.6 million as of September 30, 2002, is included in accrued liabilities in the condensed consolidated balance sheet.

Note 4 — Comprehensive Income (Loss):

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$23,396	$20,850	$64,140	$(5,360)
Increase/(decrease) in unrealized gains/(losses) on available-for-sale investments	(935)	1,596	(3,578)	7,746
Income tax benefit (expense)	365	(622)	1,319	(3,021)

Comprehensive income (loss)	$22,826	$21,824	$61,881	$(635)

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain (loss) on available-for-sale investments, net of tax.

Note 5 — Income Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and restricted stock). Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options are exercised and that we repurchase shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 37.9 million shares for the three months ended September 30, 2002 and 28.7 million shares for the nine months ended September 30, 2002, as their effect is anti-dilutive. Anti-dilutive options and unvested restricted stock totaled 12.3 million shares for the three months ended September 30, 2001 and 24.4 million shares for the nine months ended September 30, 2001. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic:
Net income (loss)	$23,396	$20,850	$64,140	$(5,360)

Weighted shares outstanding	381,594	385,292	383,952	386,270

Net income (loss) per share	$0.06	$0.05	$0.17	$(0.01)

Diluted:
Net income (loss)	$23,396	$20,850	$64,140	$(5,360)

Weighted shares outstanding	381,594	385,292	383,952	386,270
Effect of dilutive securities:
Stock options and restricted stock	5,834	13,730	8,981	—

Diluted weighted shares outstanding	387,428	399,022	392,933	386,270

Net income (loss) per share	$0.06	$0.05	$0.16	$(0.01)

Note 6 — Common Stock Repurchases:

During the third quarter of 2002, we repurchased 3.1 million shares of common stock for an aggregate cost of $36.7 million. For the first nine months of 2002, we repurchased 7.8 million shares of common stock for an aggregate cost of $126.0 million. In October 2002, our Board of Directors approved an increase in the shares authorized for repurchase from 48.0 million shares to 68.0 million shares. Since the inception of our repurchase program in 1996 through the end of the third quarter of 2002, we have repurchased 44.9 million of the 68.0 million shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 7 — Deferred Stock-Based Compensation:

We recorded deferred stock-based compensation of $1.1 million during the nine months ended September 30, 2002 and $283,000 during the nine months ended September 30, 2001. Deferred stock-based compensation represents the difference between the sale price and the quoted market price of our stock on the date that restricted stock is sold to certain new employees. We amortize deferred stock-based compensation over the vesting period of three to four years. Amortization of deferred stock-based compensation was $2.9 million for the three months ended September 30, 2002 and $8.5 million for the nine months ended September 30, 2002. Amortization of deferred stock-based compensation was $3.3 million for the three months ended September 30, 2001 and $15.6 million for the nine months ended September 30, 2001. The restricted stock sold to the employees is subject to our repurchase rights under certain circumstances. At September 30, 2002, 566,011 shares were subject to our repurchase rights at the original sale prices.

Note 8 — New Accounting Pronouncements:

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

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Future Results; Risk Factors” below and elsewhere in this report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins, such as the costs of raw materials, our ability to absorb manufacturing costs, trends in selling prices, and the sale of previously reserved inventory; (2) our ability to control and reduce operating expenses; (3) our research and development efforts; (4) the commercial success of our new products; (5) trends in future sales; (6) the availability of funds and cash to finance operations; (7) our ability to hold our fixed income investments until maturity; and (8) future economic conditions.

     The forward-looking statements contained in this report and any prediction of our future results of operations involve a number of risks and uncertainties, many of which are outside of our control. Some of these risks and uncertainties are described in proximity to the forward-looking statements. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with the following, which are described in more detail later in this report:

•	our ability to compete successfully in the highly competitive semiconductor industry;

•	our ability to define, develop, and sell new products that achieve market acceptance;

•	our dependence on independent subcontractors for the supply of finished silicon wafers;

•	our dependence on independent subcontractors, located primarily in Asia, for the testing and assembly of our semiconductor products;

•	conditions outside the control of our independent subcontractors;

•	the ability of our intellectual property rights to provide meaningful protection from our competitors;

•	the significant costs of intellectual property litigation;

•	our exposure to warranty-related liabilities;

•	our dependence on distributors to generate sales and fulfill our customer orders;

•	the length of our design-in and sales cycle;

•	our dependence on international sales for a significant portion of our total sales;

•	our potential tax liability as a multinational corporation;

•	the fluctuation of our gross margins;

•	general economic conditions and the cyclical nature of the semiconductor industry;

•	the fluctuation of our quarterly operating results;

•	our ability to attract and retain key technical and management personnel;

•	earthquakes and other catastrophic events; and

•	limited insurance coverages.

     Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate due to the risks and uncertainties associated with our business. Therefore, forward-looking statements included in this report could be inaccurate. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, you should not interpret the inclusion of such information as a representation by us that the results or conditions described in such statements will be achieved.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any factual errors or errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. Critical accounting policies, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies include those regarding (1) revenue recognition; (2) the valuation of inventories; and (3) the valuation of property, equipment, and intangible assets.

Revenue Recognition

     We sell our products to original equipment manufacturers, or OEMs, and to electronics component distributors who resell products to OEMs. We recognize revenue on products sold to OEMs upon shipment, but defer recognition of revenue on products sold to distributors until the products are resold. More than ninety-five percent of our products are sold to distributors for subsequent resale to OEMs or their subcontract manufacturers. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer on their shipments as well as the quantities of our products they still have in stock. We have developed robust systems for receiving that information and have additionally developed cross-checks for verifying the accuracy of the reported information. We also perform audits of our distributors’ information systems and inventories. We believe that the information supplied to us by our distributors is materially accurate and complete. If distributors incorrectly report their sales or mis-state their inventory of our products, it could lead to inaccurate reporting of our revenues and income.

Valuation of Inventories

     Inventories are recorded at the lower of cost on a first-in-first-out basis (approximated by standard cost) or market. We reserve inventory that is excess to projected customer demand, and the creation of such reserves results in a write-down of inventory to net realizable value and a charge to cost of goods sold. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on a relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand. We routinely compare our inventory against projected demand and as a result frequently record immaterial inventory charges to provision for excess and obsolete inventories. Nevertheless, at any point in time, some portion of our unreserved inventory is subject to the risk of being materially in excess to projected demand. In 2001, as a result of a large and unforecasted decline in sales, we determined that a significant portion of our inventory was excess to projected demand and recorded inventory charges of $154.5 million. While we endeavor to accurately predict demand and stock commensurate inventory levels, we may record unanticipated material inventory write-downs in the future.

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

     Sales during the three months ended September 30, 2002 were $180.1 million compared to $174.2 million for the three months ended September 30, 2001, representing a 3% increase in sales year over year. Sales during the nine months ended September 30, 2002 were $531.0 million compared to $676.9 million for the nine months ended September 30, 2001, representing a 22% decline in sales year over year.

     The decline in the year-to-date sales comparison is the result of five consecutive sequential declines in quarterly sales beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. The protracted deceleration resulted in a peak-to-trough decline in quarterly sales of nearly 60%. This period of decline was the result of a general economic downturn and softening demand for products manufactured by our customers, especially those in the communications and computing equipment markets. Our customers, in response to reduced demand for their products, acted to reduce their inventories resulting in an inventory contraction throughout the entire supply chain. The reduction in end-market demand coupled with the inventory contraction resulted in significant sales declines for the semiconductor industry including the programmable logic segment. As the rate of decline in our customers’ markets moderated and as customers achieved reduced inventories consistent with their reduced sales levels, they began to procure more semiconductors including our products. This increase in demand, coupled with increasing sales of our New Products, led to sequential sales increases of 6% during the first quarter of 2002, 4% during the second quarter of 2002, and an additional 1% during the third quarter of 2002. We expect fourth quarter sales to be between $176.5 million and $183.7 million. We also expect that, during the fourth quarter of 2002, sales will continue to grow in our New Products, as well as in the Consumer and Industrial and Automotive markets, but sales will decline in the Communications and Computer and Storage markets. We cannot assure you that this will occur and if unstable and unfavorable economic conditions persist or worsen, our sales could be below our expectations.

     Sales by product category, as a percentage of total sales, were as follows for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

New	30%	16%	25%	12%
Mainstream	37%	44%	40%	47%
Mature and Other	33%	40%	35%	41%

Total sales	100%	100%	100%	100%

     New Products represented 30% of total sales for the three months ended September 30, 2002, up from 16% of total sales for the three months ended September 30, 2001. New Products for the nine months ended September 30, 2002 represented 25% of total sales, up from 12% over the same period a year ago. Our New Products have been developed and introduced to the marketplace over the last several years. These products have improved features and higher densities than their predecessors. As a result of increased customer demand for programmable logic devices, or PLDs, with higher densities and enhanced performance, we have experienced a shift in sales to our newer products from our more mature products. Sales of New Products grew 95% during the three months ended September 30, 2002 and 62% during the nine months ended September 30, 2002 compared to the same periods a year ago. We expect that sales of our New Products will continue to increase as design win momentum in our New Products continues to be strong, but we cannot assure you that this will occur.

     Sales of Mainstream Products declined 14% during the three months ended September 30, 2002 and 33% during the nine months ended September 30, 2002 compared to the same periods a year ago. Sales of Mature and Other Products declined 15% during the three months ended September 30, 2002 and 33% during the nine months ended September 30, 2002 compared to the same periods a year ago. The declines in both product categories for all comparable periods were driven by continued softness in end-markets, discontinuation of certain product lines by some customers, excess inventory at various customers, as well as price declines.

     The semiconductor industry is intensely competitive and our products are subject to price erosion. New products generally have higher selling prices that typically decline over a product’s life cycle. Our strategy is to offset the overall reduction in sales that results from declining selling prices by introducing new products. This strategy is dependent on successful development and roll-out of new products and the market’s acceptance of those products. We believe that we have been generally successful in that regard, but can give no assurance of future success. Unless future new products are developed and introduced in a timely fashion and achieve market acceptance, future sales will decline.

     Effective January 1, 2002, we adopted a new methodology for revenue classification by market segment. The market segment data is derived by analysis that involves interpretation and extrapolation and relies on information provided to us by our distributors and end customers; actual percentages may be different. Sales by market segment, as a percentage of total sales, were as follows for the three months ended September 30, 2002 and June 30, 2002, and for the nine months ended September 30, 2002:

	Three Months Ended		Nine Months Ended

	September 30, 2002	June 30, 2002	September 30, 2002

Communications	44%	49%	47%
Industrial and Automotive	27%	26%	26%
Computer and Storage	13%	13%	14%
Digital Consumer	16%	12%	13%

Total sales	100%	100%	100%

     Despite the unfavorable economic conditions and reduced capital spending for communications equipment, we continued to generate the largest percentage of our sales from the Communications market segment. The Communications market segment includes the networking, telecommunication, and wireless sectors. We believe that the Communications market will continue to be our largest market segment in the foreseeable future.

     Compared to the second quarter of 2002, third quarter sales into the Communications market segment declined 8%, Industrial and Automotive increased 4%, Computer and Storage declined 3%, and Digital Consumer increased 33%. The 8% sequential decline in the Communications market segment was driven primarily by a decline in wireless and telecommunication business. The 4% increase in the Industrial and Automotive market segment was driven primarily by growth in manufacturing, test and measurement equipment, medical, and automotive business. The 33% increase in the Digital Consumer market segment was driven primarily by growth in digital broadcast business. For the three and nine months ended September 30, 2002, no single end customer provided more than 10% of our sales. Sales for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future periods. If unstable and unfavorable economic conditions persist or worsen, our sales could decrease.

     Sales by geography, as a percentage of total sales, were as follows for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

North America	38%	44%	42%	45%

Europe	23%	26%	24%	27%
Japan	21%	21%	20%	19%
Asia Pacific	18%	9%	14%	9%

Total international	62%	56%	58%	55%

Total sales	100%	100%	100%	100%

     North America sales represented 38% of total sales for the three months ended September 30, 2002, down from 44% of total sales for the three months ended September 30, 2001. North America sales for the nine months ended September 30, 2002 represented 42% of total sales, down from 45% over the same period a year ago. The percentage of sales for North America declined as certain end customers shifted their production to subcontract manufacturing sites located in Asia Pacific, thereby resulting in the transfer of some of our sales from North America to Asia Pacific. In absolute dollars, for the three and nine months ended September 30, 2002 compared to the same periods a year ago, we saw declines in North America and Europe primarily due to a general economic downturn and softening end-market demand especially in the Communications and Computer and Storage sectors. Sales in Japan increased slightly during the third quarter of 2002 compared to the same period a year ago.

     Compared to the second quarter of 2002, third quarter sales in North America declined 10% primarily due to the transfer of more sales from North America to Asia Pacific. Sales in Europe declined 3% primarily due to its seasonal slow period. We expect that sales will continue to transfer from North America, Europe, and Japan to Asia Pacific in the foreseeable future.

Gross Margin

     Gross margins were 64% for the three months ended September 30, 2002 and 62% for the nine months ended September 30, 2002. These percentages included benefits of $5.4 million for the three months ended September 30, 2002 and $6.8 million for the nine months ended September 30, 2002 resulting from the release of inventory reserves due to the sale of inventory previously reserved in 2001. Excluding this inventory reserve release benefit, gross margins were 61% for the three months ended September 30, 2002 and 60% for the nine months ended September 30, 2002.

     Gross margins were 63% for the three months ended September 30, 2001 and 47% for the nine months ended September 30, 2001. These percentages included a $116.1 million write-down of inventories, which was charged against cost of sales in the second quarter of 2001. Excluding this inventory write-down, gross margins were 63% for the three months ended September 30, 2001 and 64% for the nine months ended September 30, 2001. The write-down reflected our evaluation that much of our inventory was excess to projected demand. Through the first three quarters of 2000, we experienced rapid growth in demand for our products. Because we believed that strong demand would continue and because we desired to reduce lead times and improve customer service levels, we ordered significant volumes of wafers for delivery in the fourth quarter of 2000 and first quarter of 2001. Demand began to fall precipitously in the fourth quarter of 2000, rendering many of the wafers that we had ordered excess to projected demand. The products that we procure from our wafer suppliers are custom and unique to us. Once our supplier begins production, we are obliged to take delivery of, and pay for, the material we have ordered. Our wafer suppliers’ manufacturing cycle times are often as long as three months and sometimes longer. This long manufacturing cycle time as contrasted to our customers’ desire for short delivery lead times necessitates that we order material based upon internal forecasts of demand. In the future, to the extent that we misestimate total demand, or the mix of demand, we may degrade customer service to unacceptably low levels or may procure materials that prove to be excess to projected demand, which will result in additional charges against cost of sales.

     Excluding the 2002 inventory reserve release benefit and 2001 inventory write-down, gross margins were 61% for the three months ended September 30, 2002 and 63% for the same period last year; gross margins were 60% for the nine months ended September 30, 2002 and 64% for the same period last year. On this basis, the decreases in gross margins for the three and nine months ended September 30, 2002 over the same periods last year were due to declines in selling prices, coupled with fixed unit costs resulting from high inventory levels and reduced factory activity contributing to under-absorbed manufacturing overhead.

     Excluding the impact of reserve releases relating to the sale of previously reserved inventory, we expect that gross margin will be relatively flat in the fourth quarter compared to the third quarter of 2002. This expectation is based on anticipated improvement in manufacturing overhead absorption as we ramp production for certain products, and on anticipated lower die costs resulting from improved yields and lower wafer prices, offset by declines in selling prices. Additionally, we anticipate that gross margins will benefit by several hundred basis points from the sale of reserved inventory for the next several quarters including the fourth quarter. The actual amount of the benefit is dependent on the mix of products ordered by customers, is subject to significant volatility, and is difficult to reliably predict.

Research and Development

     Research and development expenses for the three months ended September 30, 2002 were $48.4 million, or 27% of sales, compared to $40.2 million, or 23% of sales, for the three months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 were $133.5 million, or 25% of sales, compared to $131.2 million, or 19% of sales, for the nine months ended September 30, 2001. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $8.2 million, or 21%, for the three months ended September 30, 2002 over the same period a year ago. The increase was primarily attributable to higher spending on prototype wafers. Research and development expenses increased $2.3 million, or 2%, for the nine months ended September 30, 2002 over the same period a year ago. The increase was primarily attributable to higher spending on prototype wafers. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. We expect that research and development expenses will remain relatively flat in the fourth quarter of 2002.

     We will continue to make significant investments in the development of new products and focus our efforts on the development of new PLDs and hardware that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Cyclone, Stratix, Stratix GX, and HardCopy families, our Quartus II software, and Excalibur embedded processor solutions, as well as other future products. We expect these new products to be successful in the marketplace, but we cannot assure you that such products will achieve market success. Some of our recent major achievements are summarized below:

•	In September 2002, we announced the Cyclone device family, a low-cost FPGA family. Cyclone devices include a focused combination of features, density, and performance. Cyclone devices target designers of high-volume systems in the consumer, communications, industrial, and automotive markets by delivering the benefits of programmable devices at lower prices.

•	In the second quarter of 2002, we began shipping our Stratix device family. To date, we have shipped four members of our Stratix device family to customers. Stratix devices have smaller die sizes than our previous product families and offer high levels of integration with more memory, logic elements, and digital signal processing, or DSP, functionality. The new high-performance Stratix architecture allows for easier integration of complex functions into a single PLD.

•	In March 2002, we completed the roll out of all of our first generation ARM-based Excalibur embedded processor solutions including the ARM-based hard core processor and the Nios soft core processor, which we believe provide designers a reduction in overall development cost and accelerated time-to-market compared to ASIC solutions. Utilizing the Nios soft core and ARM-based hard core embedded processors, customers can integrate more functionality into PLDs.

•	Introduced in the first quarter of 2002, our SOPC Builder is an automated system generation tool, which combines system building blocks into a complex design implemented in our high-density PLDs. When combined with our Excalibur embedded processor solutions, SOPC Builder enables the creation of complex systems that include on-chip memory, a processor core, I/O functions, and application-specific intellectual property.

•	We began shipping our HardCopy devices in 2001. Our Hardcopy devices facilitate a seamless migration path from the largest PLDs to a low-cost, non-programmable alternative for customers willing to purchase large volumes of our HardCopy devices. HardCopy devices are currently offered to support our high-density APEX 20KE and APEX 20KC devices and will be developed to support additional high-density devices in the future. We believe the combination of PLDs and HardCopy devices will deliver the benefits of fast time-to-market, flexibility, and lower costs that are important to customers in today’s markets.

Selling, General, and Administrative

     Selling, general, and administrative expenses for the three months ended September 30, 2002 were $41.2 million, or 23% of sales, compared to $48.7 million, or 28% of sales for the three months ended September 30, 2001. Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $127.0 million, or 24% of sales, compared to $167.5 million, or 25% of sales for the nine months ended September 30, 2001. Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, and travel and entertainment expenses.

     Selling, general, and administrative expenses decreased $7.5 million, or 16%, for the three months ended September 30, 2002 and $40.5 million, or 24%, for the nine months ended September 30, 2002 over the same periods a year ago. The decreases were primarily due to spending control measures including the restructuring programs implemented during 2001, lower expenses for labor, advertising, recruiting, travel, and entertainment, as well as reduced litigation expenses stemming from the settlement of our litigation with Xilinx and Lattice Semiconductor Corporation. We expect that selling, general, and administrative expenses will increase slightly to approximately $42.0 million for the fourth quarter of 2002.

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

     The following table summarizes the charges in 2001 and the activity related to the restructuring liability during the first nine months of 2002 (in thousands):

		Balance at		Balance at
	2001	December 31,	Cash	September 30,
	Charges	2001	Payments	2002

Workforce reduction	$3,834	$851	$677	$174
Litigation settlement	20,000	—	—	—
Spin-off of Northwest Logic	6,697	159	159	—
Impairment of production and other equipment	8,158	—	—	—
Impairment of investments and intangible assets	5,157	—	—	—
Consolidation of excess facilities and other	3,823	1,217	779	438

Total	$47,669	$2,227	$1,615	$612

     Cash expenditures relating to workforce reductions have been substantially paid as of June 30, 2002. Amounts related to non-cancelable leases will be paid over their respective terms through the third quarter of 2005. The restructuring liability, totaling $0.6 million as of September 30, 2002, is included in accrued liabilities in the condensed consolidated balance sheet.

Income (Loss) from Operations

     Income from operations was $25.4 million, or 14% of sales, for the three months ended September 30, 2002 compared to $20.7 million, or 12% of sales for the three months ended September 30, 2001. For the nine months ended September 30, 2002, income from operations was $66.7 million, or 13% of sales, compared to a loss from operations of $9.1 million, or 1% of sales, for the nine months ended September 30, 2001. The increase in operating income for the three months ended September 30, 2002 over the same period last year was primarily due to an increase in sales. The increase in operating income for the nine months ended September 30, 2002 over the same period last year was primarily due to the inventory and restructuring charges taken during the second quarter of 2001. Excluding these charges, income from operations for the nine months ended September 30, 2001 was $137.8 million, or 20% of sales. On that basis, the decrease in operating income compared to last year was due to a decrease in sales and gross margin percentage, partially offset by a decrease in total operating expenses.

Interest and Other Income, Net

     Interest and other income was $6.3 million for the three months ended September 30, 2002 compared to $9.1 million for the three months ended September 30, 2001. Interest and other income was $20.0 million for the nine months ended September 30, 2002 compared to $33.4 million for the nine months ended September 30, 2001. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income for the three months ended

September 30, 2002 compared to the same period last year was primarily due to a decline in market interest rates. The decline for the nine months ended September 30, 2002 compared to the same period last year was primarily due to a decline in market interest rates as well as a lower average investment balance.

Provision for Income Taxes

     Our effective income tax rate was 26% for the three months ended September 30, 2002 compared to 30% for the three months ended September 30, 2001. The reduction in the effective tax rate was primarily due to the increased impact of benefits relating to tax-exempt income and research and development tax credits, as well as a change in the geographic mix of income.

Financial Condition, Liquidity, and Capital Resources

     We ended the third quarter of 2002 with $885.3 million of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe the available sources of funds including cash, cash equivalents, short-term investments, and cash we expect to generate from operations will be adequate to finance our activities for at least the next year.

     Cash and cash equivalents increased $35.4 million or 24%, to $180.4 million at September 30, 2002 from $145.0 million at December 31, 2001. The increase resulted from $199.3 million provided by operating activities, partially offset by $54.4 million used for investing activities and $109.5 million used for financing activities. Our positive cash flow from operations was mainly attributable to net income, depreciation and amortization, a decrease in other current assets resulting primarily from the receipt of a tax refund, decreases in inventory, and deferred taxes, as well as an increase in accrued compensation. These items were partially offset by an increase in accounts receivable.

     For the nine months ended September 30, 2002, cash used for investing activities of $54.4 million consisted of purchases of short-term investments and capital equipment. These items were partially offset by proceeds from the maturity and sale of short-term investments. Cash used for financing activities of $109.5 million resulted from the repurchase of our common stock, which was partially offset by the net proceeds from the issuance of our common stock to our employees.

Impact of Currency Translation and Inflation

     We purchase the majority of our materials and services in U.S. dollars and transact our foreign sales in U.S. dollars. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies. As of September 30, 2002, we had no open forward contracts; however, we may enter into similar contracts from time to time to hedge foreign exchange exposure. To date, inflation has not significantly impacted our financial results, but could in the future.

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

Stock Option Plans

     Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans will generally vest over four years. All options have a maximum term of ten years.

     We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The option grant dilution percentages were 1.1% for the nine months ended September 30, 2002, 2.3% in fiscal year 2001, and 2.8% in fiscal year 2000. We also have a share repurchase program where we regularly repurchase shares from the open market to offset dilution related to our option program.

     For 2001, options granted to our named executive officers, or NEOs, amounted to 1.7 million shares, or 14.4% of the approximately 12.1 million shares of the total options granted. Because we hired a new Chief Executive Officer in 2000 and another executive officer in 2001, our NEOs differ for fiscal years 2000 and 2001. Therefore, for comparison purposes, our NEOs for the periods presented are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2001 Proxy Statement dated March 19, 2002. No options have been granted to our NEOs for the first nine months of 2002, as grants to officers are generally made once a year in December. For additional information regarding options granted to our NEOs in 2001 and 2000, please refer to the “Executive Compensation” section of our 2001 and 2000 Proxy Statements filed with the SEC.

     A summary of the distribution and dilutive effect of options granted is as follows:

	2002 YTD	2001	2000

Net grants during the period as percentage of outstanding shares	1.1%	2.3%	2.8%
Grants to NEOs during the period as percentage of total options granted	—	14.4%	14.8%
Grants to NEOs during the period as percentage of outstanding shares	—	0.4%	0.5%
Cumulative options held by NEOs as percentage of total options outstanding	12.7%	13.3%	11.8%

     A summary of our stock option activity and related weighted average exercise prices from 2001 through the first nine months of 2002 is as follows (in thousands, except price per share amounts):

		Options Outstanding

	Shares		Weighted
	Available for	Number of	Average
	Options	Shares	Exercise Price

December 31, 2000	2,223	50,681	$16.52
Grants	(12,119)	12,119	25.71
Exercises	—	(3,669)	5.98
Forfeitures	3,072	(3,089)	29.55
Additional shares reserved	15,000	—	—

December 31, 2001	8,176	56,042	18.48
Grants	(6,199)	6,199	15.15
Exercises	—	(1,985)	5.42
Forfeitures	1,890	(1,890)	28.66
Additional shares reserved	9,000	—	—

September 30, 2002	12,867	58,366	$18.24

     As of September 30, 2002, a total of 71.2 million shares were reserved for issuance under all of our stock option plans, of which 12.9 million shares were available for future grants. For additional information regarding our stock option activity during 2000 and 2001, please see Note 11 of our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 8, 2002.

     A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of September 30, 2002 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total

	Shares	Price	Shares	Price	Shares	Price

In-the-Money	19,598	$6.09	486	$6.62	20,084	$6.10
Out-of-the-Money	9,627	23.31	28,655	25.04	38,282	24.61

Total Options Outstanding	29,225	$11.76	29,141	$24.73	58,366	$18.24

     In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than the closing price of our common stock as reported on the Nasdaq National Market on September 27, 2002 of $9.19 per share. Options are considered to be out-of-the-money if the exercise price is greater than the market price. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

     The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our NEOs at September 30, 2002:

			Number of Securities		Dollar Value of
			Underlying Unexercised		Unexercised In-the-Money
	Number of		Options at September 30,		Options at September 30,
	Shares	Dollar	2002		2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Daane	—	—	656,250	1,343,750	—	—
Denis M. Berlan	—	—	1,518,666	743,334	$3,644,728	$103,287
Nathan M. Sarkisian	—	—	758,200	680,000	564,681	51,643
Erik R. Cleage	50,000	$70,100	460,001	643,333	247,765	—
Jordan S. Plofsky	—	—	158,333	461,667	—	—

(1)	Amounts reflecting gains on outstanding stock options are based on the closing price of our common stock as reported on the Nasdaq National Market on September 27, 2002 of $9.19 per share.

     The following table provides information regarding equity compensation plans approved and not approved by security holders as of September 30, 2002 (in thousands, except price per share amounts):

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants, and Rights	Warrants, and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	58,096	$18.31	15,189 (1)
Equity Compensation Plans Not Approved by Security Holders	45	6.45	—

Total	58,141 (2)	$18.30	15,189

(1)	Consists of 12,524,487 shares available for future issuance under our 1996 Stock Option Plan, 342,500 shares available for future issuance under our 1998 Director Stock Option Plan, and 2,322,281 shares available for future issuance under our 1987 Employee Stock Purchase Plan.

(2)	Does not include information for options assumed in connection with mergers and acquisitions. As of September 30, 2002, a total of 224,751 shares of our common stock were issuable upon exercise of such outstanding options.

FUTURE RESULTS; RISK FACTORS

     The following important risk factors, among others, have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. The following important risk factors described below are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, and results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

     As a semiconductor company, we operate in a dynamic market characterized by rapid technological change. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may not result in the timely introduction of competitive new products, enhancements to existing products in response to both evolving demands of the marketplace and competitive product offerings, and/or market acceptance of new and existing products.

We depend entirely on independent subcontractors for the supply of finished silicon wafers.

     We depend entirely upon subcontractors to manufacture our silicon wafers. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company, or TSMC, and the remaining portion from Sharp Corporation. Silicon wafer production facilities have at any given time a fixed capacity, the allocation of which is determined solely by our vendors and over which we have no direct control. We have no formalized long-term commitment from our foundry suppliers. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.

     To ensure the continued supply of wafers, we may establish other sources of wafer supply for our products as such arrangements become economically advantageous or technically necessary. However, there are only a few foundries that have the capabilities to manufacture our products. If we engage alternative sources of supply with foundries that have the capabilities to manufacture our products, we may encounter start-up difficulties. Also, shipments could be delayed significantly while such sources are qualified for volume production.

     In addition to sufficient foundry manufacturing capacity, we depend on good production yields and timely delivery of silicon wafers to meet our customers’ demand for products and to maintain profit margins. The manufacture of advanced complementary metal oxide semiconductor, or CMOS, wafers is a highly complex process. Wafer production yields depend on a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced, and may experience from time to time, problems with achieving acceptable production yields and timely delivery from our foundry vendors.

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

     We expect that, to maintain or enhance our competitive position, we will continue to introduce new products using, and convert established products to, new and more advanced process technologies. For example, our Stratix family is manufactured on a 0.13-micron, all-layer-copper interconnect process for which there is limited production history. Our future success depends on our ability to successfully transition to the 0.13-micron process. We will also continue to transition our fabrication process arrangements to larger wafer sizes and smaller circuit geometries. Such transitions entail inherent technological risks and start-up difficulties that can adversely affect yields, costs, and timeliness of delivery. To enhance our product designs and cost structure, we depend on all of our subcontractors, and especially our principal foundry partner, TSMC, to improve process technologies in a timely manner.

We depend on independent subcontractors, located primarily in Asia, for the testing and assembly of our semiconductor products.

     Independent subcontractors, located primarily in Asia, assemble and test our semiconductor products. Because we rely on independent subcontractors to perform these services, we cannot directly control our product delivery schedules or quality levels. For example, in the second quarter of 1999, difficulties with a subcontractor’s manufacturing process limited the availability of packaging materials (piece parts) used in certain of our proprietary FineLine BGA, or ball-grid array, packages, thereby causing limited production. This in turn limited shipments of our FLEX 10KE product family. In addition, the recent reduction in overall demand for semiconductor products has financially stressed certain of our subcontractors and has weakened their capital structures. As a result of our dependence on independent subcontractors for the testing and assembly of our semiconductor products, we may experience future product shortages, quality assurance problems, increases in our manufacturing costs, and/or disruptions to our supply chain.

Conditions outside the control of our independent subcontractors may impact their business operations.

     The economic, market, social, and political situations in countries where certain subcontractors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may not be able to obtain product in a timely manner. Market conditions, including currency fluctuation, political strife, labor disruption, power shortages, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, or freight rates, or interruption in air transportation, in areas where our subcontractors are located also could have a severe negative impact on our operating capabilities. For example, in September 1999, a major earthquake struck Taiwan, resulting in widespread physical damage and loss of life. The earthquake halted wafer fabrication production at our primary vendor, TSMC, for several days and then only limited production began. Nearly two weeks passed before full production resumed, and a portion of the inventory in the production process was scrapped as a result of damage incurred during the earthquake. Our subcontractors may experience similar or more severe problems in the future as a result of similar events.

Our intellectual property rights may not provide meaningful protection from our competitors.

     We rely significantly on patents to protect our intellectual property rights. As of September 30, 2002, we held a total of 540 issued United States patents relating to various aspects of our products and technology and had a number of patent applications pending. Our patents and patent applications may not provide meaningful protection from our competitors. Our competitors may be able to circumvent our patents or develop new patentable technologies that displace our existing products. Further, we may not be able to timely develop or patent new technologies and those patents granted to us may not be valuable in all markets or may not enable us to develop new products that achieve market acceptance. Also, from time to time in the normal course of business, we receive and make inquiries with respect to possible patent infringements. As a result of inquiries received from third parties, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We may not be able to obtain such licenses on reasonable terms.

     In addition to patent protection, we rely on trademark, trade secret, copyright, and mask work laws to protect our unpatented proprietary information or technologies. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties, including our former employees or consultants, may attempt to disclose, obtain, or use our proprietary information or technologies without our authorization. Other companies may also develop substantially equivalent proprietary information or technologies or infringe on our trademarks and service marks, potentially causing our brand recognition to decline. The steps we have taken may not prevent misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. If other companies obtain our proprietary information or technologies or develop substantially equivalent information or technologies, they may develop products that compete against ours products.

We may face significant costs arising from intellectual property litigation.

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

     We have been a party to lawsuits and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. In July 2001, we entered into a settlement agreement with Xilinx under which we settled all pending litigation between Altera and Xilinx. As part of the settlement agreement, Altera and Xilinx entered into a royalty-free patent cross license agreement, including a prohibition against further patent litigation between the two companies for the next five years. In connection with the settlement agreement, we paid Xilinx a one-time payment of $20 million. Prior to the settlement with Xilinx, we devoted substantial financial resources over an eight-year period to the Xilinx litigation. Similarly, in July 2001, we entered into a settlement agreement with Lattice under which we settled all pending patent litigation between Altera and Lattice. As part of the settlement agreement with Lattice, Altera and Lattice entered into a royalty-free patent cross license agreement, including a multi-year prohibition against further patent litigation between the two companies. No payments were made by Altera or Lattice as part of the settlement.

We may incur warranty-related liabilities.

     We generally warrant our products against defects in materials and workmanship for varying lengths of time. If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, we may record a charge against future cost of sales.

We depend on distributors to generate sales and fulfill our customer orders.

     Worldwide sales through distributors accounted for more than ninety-five percent of our total sales during the quarter ended September 30, 2002. We rely on a variety of distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. Our contracts with our distributors may be terminated by either party in a relatively short period of time.

     Our distributors are located all over the world and are of various sizes and financial strength. The recent economic downturn has placed financial strain on our distributors. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially impact our distributors’ financial operations.

     We are highly dependent on Arrow Electronics, Inc. in many locations across the world, particularly in North America. During the quarter ended September 30, 2002, Arrow accounted for approximately 53% of worldwide sales, and the next largest distributor accounted for approximately 13% of worldwide sales. As of September 30, 2002, Arrow accounted for approximately 46% of total accounts receivable, while the next largest distributor accounted for 2% of total accounts receivable.

     From time to time, our distributors may accept returns from end customers as they deem necessary in the ordinary course of business. Returns from end customers to our distributors are negative sales transactions and reduce our reported sales. Large returns could have a material impact on our forecasted and/or actual sales.

The length of our design-in and sales cycle could impact our future sales.

     Our sales depend on our products being designed into our end customers’ products and those products achieving volume production. Our products are very complex in nature, and the time from design-in to volume production ranges from 6 months to 3 years. From initial product design-in to volume production, many factors could impact the timing of our sales or could prevent sales. These factors, include, but are not limited to, the competitive position of our technology, customer adoption of our products and tools, the competitiveness of our customers’ products in the markets they serve, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

We depend on international sales for a significant portion of our total sales.

     During each of the last two years, international sales constituted a significant portion of our total sales. During the quarter ended September 30, 2002, international sales constituted approximately 62% of our total sales. Risks related to our foreign operations include unfavorable economic, market, political, and social conditions in a specific country or region, fluctuation in foreign currency exchange rates, foreign currency weakness against the United States dollar, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries upon the importation or exportation of our products in the future.

Our business is subject to tax risks associated with being a multinational corporation.

     As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation, and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

Our gross margins are subject to fluctuations due to many factors.

     Our gross margins may fluctuate depending on many factors, including, but not limited to, our product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or business segment pricing strategies, and various manufacturing cost variables.

Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

     The semiconductor industry is highly cyclical, which means that semiconductor companies such as Altera experience significant fluctuations in sales and profitability. The semiconductor industry has been significantly impacted by the recent economic downturn and contraction in the computing and communication equipment markets and by the ensuing inventory correction in the supply chain for those industries. This downcycle, like many of the preceding downcycles, has resulted in significant reductions in unit demand, excess customer inventories, price erosion, and excess production capacity. We experienced five consecutive declines in quarterly sales beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. The protracted deceleration resulted in a peak-to-trough decline in quarterly sales of nearly 60%. We anticipate that the cyclical nature of the semiconductor industry will persist and that our sales will fluctuate accordingly.

     In addition to reductions in sales, our profitability decreases during downturns as we are unable to reduce our expenses at the same rate as our sales decline. For example, at the height of the previous upcycle, in the third quarter of 2000, our operating expenses were less than 27% of sales compared to less than 50% of sales in the most recent quarter. Similarly, our gross margins tend to deteriorate during downcycles. For example, in the third quarter of 2000, our reported gross margin was over 66% of sales compared to less than 64% of sales in the most recent quarter. Furthermore, the recent industry contraction was prolonged and severe and resulted in inventory charges of $154.5 million in 2001 relating primarily to the write-off of inventories excess to projected demand. Additionally, as a result of reduced demand and in an effort to reduce our ongoing expense levels, we incurred restructuring charges and write-downs totaling $48 million in 2001. In the year ended December 31, 2000, our net income was $497 million on sales of $1.4 billion whereas for the year ended December 31, 2001, we reported a net loss of $40 million on sales of $839 million. We expect that our future sales and profitability will continue to be volatile.

     Last year in an effort to reduce the possibility of future charges for excess inventory, we reduced our inventory carrying targets. Our customers typically order product with less delivery lead time than our manufacturing cycle time. The recently implemented reduction in targeted inventory carrying levels may result in poorer delivery performance relative to customers’ desired lead times, which over time may erode our competitive position and result in a loss of market share. Moreover, we may not achieve our targeted inventory reductions, we may experience inventory write-downs in the future, and we may lose market share as a result of carrying less inventory.

Our quarterly operating results may fluctuate.

     Our quarterly operating results may fluctuate in the future as a result of a number of factors, including:

•	the cyclical nature of the semiconductor industry;

•	the cyclical nature of demand for our customers’ products;

•	general economic, market, political, and social conditions in the countries where we sell our products;

•	demand for our products and the products of our customers;

•	the pricing of our products and the products of our competitors;

•	the gain or loss of a key customer;

•	the timing of our and our competitors’ new product introductions;

•	our inventory levels and product obsolescence;

•	the scheduling, rescheduling, and cancellation of large orders by our customers;

•	the availability of adequate supply commitments from our wafer foundries and assembly and test subcontractors;

•	our ability to develop new process technologies and achieve volume production at the foundries of TSMC or Sharp;

•	changes in manufacturing yields;

•	changes in distribution partners or their financial stability;

•	adverse movements in exchange rates, interest rates, or tax rates; or

•	litigation expenses, including those litigation expenses incurred in connection with the defense or enforcement of our intellectual property rights.

Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

     Our future success depends, in large part, upon the continued service of our key management, technical, sales, and support employees, and on our ability to continue to attract and retain additional qualified employees. The competition for such employees is intense and the loss of key employees could prevent our sales and/or profits from increasing or could cause our sales and/or profits to decline.

Our business is subject to the risks of earthquakes and other catastrophic events.

     Our corporate headquarters is located near major earthquake fault lines. A significant natural disaster, such as an earthquake, may cause significant disruption to our business. In addition, our computer systems are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. Further, our business is subject to the effects of war and acts of terrorism. Any catastrophic event, such as an earthquake or other natural disasters, the failure of our computer systems, or war or acts of terrorism, could significantly impair our ability to maintain our records, pay our suppliers, or manufacture or ship our products.

We carry only limited insurance coverages.

     Our insurance policies may not be adequate to fully offset the losses resulting from covered incidents. Additionally, we may not have coverage for certain losses. For example, our property insurance does not provide coverage for losses caused by earthquake or war and only provides limited coverage for acts of terrorism.

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

     The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by The Nasdaq National Market:

	2002		2001

	High	Low	High	Low

First Quarter	$25.48	$19.07	$34.31	$21.44
Second Quarter	24.46	13.60	30.30	19.69
Third Quarter	14.80	8.93	32.88	15.77
Fourth Quarter	—	—	26.98	15.38

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio consisted of fixed income securities of $831.2 million as of September 30, 2002 and $672.3 million as of September 30, 2001. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002 and September 30, 2001, the decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

     We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2002 and September 30, 2001, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4: Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

     We are a party to lawsuits and have in the past and may in the future become a party to lawsuits involving various types of claims, including, but not limited to, unfair competition and intellectual property matters. Legal proceedings tend to be unpredictable and costly and may be affected by events outside of our control. Consequently, current and/or future litigation may prevent our sales and/or profits from increasing or may cause our sales and/or profits to decline.

     As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, we are currently involved in litigation with Clear Logic Inc. The trial in this case is scheduled to begin November 12, 2002. There were no material developments in the case during the quarter ended September 30, 2002.

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed the following Current Report on Form 8-K during the quarter ended September 30, 2002:

•	Current Report on Form 8-K dated August 12, 2002, filed with the SEC on August 14, 2002, under Item 9 (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: November 8, 2002

CERTIFICATIONS

     I, John Daane, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Altera Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ John Daane John Daane Chief Executive Officer

     I, Nathan Sarkisian, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Altera Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Nathan Sarkisian Nathan Sarkisian Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.