Form 10-Q
period 2003-03-31
ALTERA CORP
filed 2003-05-15
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  [X]     No     [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No     [   ]

Number of shares of common stock outstanding at May 12, 2003: 382,895,499

PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$373,160	$255,397
Short-term investments	612,213	687,262

Total cash, cash equivalents, and short-term investments	985,373	942,659
Accounts receivable, net	88,136	57,111
Inventories	30,352	39,089
Deferred income taxes	97,795	105,289
Other current assets	29,193	32,028

Total current assets	1,230,849	1,176,176
Property and equipment, net	178,176	183,999
Investments and other assets	10,844	11,562

	$1,419,869	$1,371,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,606	$22,759
Accrued liabilities	21,925	23,109
Accrued compensation	27,541	34,833
Deferred income on sales to distributors	183,084	144,307
Income taxes payable	15,089	15,493

Total current liabilities	269,245	240,501

Stockholders’ equity:
Common stock	383	384
Capital in excess of par value	404,164	403,318
Retained earnings	756,854	740,824
Deferred stock-based compensation	(11,872)	(14,689)
Accumulated other comprehensive income	1,095	1,399

Total stockholders’ equity	1,150,624	1,131,236

	$1,419,869	$1,371,737

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$195,076	$171,957
Costs and expenses:
Cost of sales	64,258	68,583
Research and development expenses	50,188	41,185
Selling, general, and administrative expenses	44,203	43,540

Total costs and expenses	158,649	153,308

Income from operations	36,427	18,649
Interest and other income, net	4,836	7,047

Income before income taxes	41,263	25,696
Provision for income taxes	11,141	6,681

Net income	$30,122	$19,015

Income per share:
Basic	$0.08	$0.05

Diluted	$0.08	$0.05

Shares used in computing per share amounts:
Basic	382,637	385,586

Diluted	388,253	396,917

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$30,122	$19,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,160	14,729
Amortization of deferred stock-based compensation	2,817	2,818
Deferred income taxes	7,731	4,919
Changes in assets and liabilities:
Accounts receivable, net	(31,025)	(28,979)
Inventories	8,737	26,937
Other current assets	2,835	74,166
Accounts payable and accrued liabilities	(9,629)	6,311
Deferred income on sales to distributors	38,777	(22,783)
Income taxes payable	2,136	9,709

Cash provided by operating activities	62,661	106,842

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,369)	(976)
Purchases of short-term investments	(175,383)	(106,598)
Proceeds from the maturity and sale of short-term investments	249,891	124,380
Net change in long-term investments	(250)	—

Cash provided by investing activities	70,889	16,806

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	5,894	4,702
Repurchases of common stock	(21,681)	(14,213)

Cash used for financing activities	(15,787)	(9,511)

Net increase in cash and cash equivalents	117,763	114,137
Cash and cash equivalents at beginning of period	255,397	145,048

Cash and cash equivalents at end of period	$373,160	$259,185

Supplemental disclosure of cash flow information:
Income taxes received, net	$(2,620)	$(81,062)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of March 31, 2003, results of operations for the three months ended March 31, 2003 and March 31, 2002, and cash flows for the three months ended March 31, 2003 and March 31, 2002. The December 31, 2002 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as filed on March 11, 2003 with the Securities and Exchange Commission, or SEC. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future periods.

Our interim periods ended on April 4, 2003 and March 29, 2002. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of March 31st.

Note 2 – Guarantees, Indemnifications, and Warranty Liabilities

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any financial exposure under those indemnification obligations.

We generally warrant our products against defects in materials and workmanship for varying lengths of time. If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, we may record a charge against future cost of sales. Warranty expense has historically been immaterial.

Note 3 – Balance Sheet Details:

Inventories at March 31, 2003 and December 31, 2002 were comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials and work in process	$21,786	$28,841
Finished goods	8,566	10,248

Total inventories	$30,352	$39,089

During the first quarter of 2003, we had a gross margin benefit of $9.1 million resulting from the sale of inventory previously written down in 2001.

Property and equipment at March 31, 2003 and December 31, 2002 were comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Land	$30,779	$30,779
Buildings and improvements	119,498	119,453
Equipment and software	193,529	191,501
Office furniture and fixtures	19,773	19,880
Leasehold improvements	4,822	4,907

Property and equipment, at cost	368,401	366,520
Accumulated depreciation and amortization	(190,225)	(182,521)

Property and equipment, net	$178,176	$183,999

Note 4 – Comprehensive Income:

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$30,122	$19,015
Change in unrealized gains/(losses) on available-for-sale investments	(541)	(2,678)
Income tax benefit	237	968

Comprehensive income	$29,818	$17,305

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain on available-for-sale investments, net of tax.

Note 5 – Income Per Share:

In accordance with Statement of Financial Accounting Standards No. 128, or SFAS No. 128, “Earnings Per Share,” we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and restricted stock). Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options are exercised and that we repurchase shares with (1) the proceeds of these hypothetical exercises and (2) the amount of the tax benefit resulting from the hypothetical option exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 38.1 million shares for the three months ended March 31, 2003 and 18.6 million shares for the three months ended March 31, 2002, as their effect is anti-dilutive. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Basic:
Net income	$30,122	$19,015

Weighted shares outstanding	382,637	385,586

Net income per share	$0.08	$0.05

Diluted:
Net income	$30,122	$19,015

Weighted shares outstanding	382,637	385,586
Effect of dilutive securities:
Stock options and restricted stock	5,616	11,331

Diluted weighted shares outstanding	388,253	396,917

Net income per share	$0.08	$0.05

Note 6 – Investments and Other Assets:

At March 31, 2003, our long-term investments and other assets of $10.8 million consisted primarily of intangible assets acquired in connection with the acquisition of Right Track CAD Inc. of approximately $8.5 million, net of $9.1 million of accumulated amortization, and other intangible assets. These intangible assets will be amortized on a straight-line basis over their estimated useful lives. At December 31, 2002, our long-term investments and other assets of $11.6 million consisted primarily of intangible assets acquired in connection with the acquisition of Right Track of approximately $9.3 million, net of $8.3 million of accumulated amortization, and other intangible assets.

Note 7 – Common Stock Repurchases:

During the first quarter of 2003, we repurchased 1.9 million shares of common stock for an aggregate cost of $21.7 million. Since the inception of our repurchase program in 1996, through the end of the first quarter of 2003, we have repurchased 47.9 million of the 68.0 million shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 8 – Stock-Based Compensation Plans:

At March 31, 2003, we had three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. As of March 31, 2003, the 1996 Stock Option Plan had 68.0 million shares reserved for issuance and 7.6 million shares were available for future grants. The 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 343,000 shares were available for future grants.

Employee Stock Purchase Plan

As of March 31, 2003, the 1987 Employee Stock Purchase Plan had 15.7 million shares reserved for issuance and 1.8 million shares were available for future grants. Sales under the Employee Stock Purchase Plan were 887,361 shares of common stock at an average price of $12.75 per share in 2002. We had no sales under the Employee Stock Purchase Plan during the first three months of 2003.

Pro Forma Net Income and Net Income Per Share

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

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all years presented:

	Stock Options		Employee Stock Purchase Plan

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Expected life (in years)	3.5	2.9	0.5	0.5
Expected stock price volatility	71.0%	73.8%	78.9%	106.0%
Risk-free interest rate	2.4%	3.7%	1.6%	2.0%

The estimated weighted-average fair value of options granted was $6.60 per share for the first quarter of 2003 and $10.84 per share for the first quarter of 2002. The estimated weighted-average fair value of shares purchased under the Employee Stock Purchase Plan was $4.59 per share for the first quarter of 2003 and $9.45 per share for the first quarter of 2002.

SFAS No. 148 amended SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

	Three months ended	Three months ended
	March 31, 2003	March 31, 2002

Reported net income	$30,122	$19,015
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(24,398)	(22,438)

Pro forma net income (loss)	$5,724	$(3,423)
Pro forma net income (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Reported net income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Note 9 – Income Taxes:

We are under audit by domestic and international taxing authorities. Although the outcome of a tax audit is always uncertain, we believe we have adequately provided in our financial statements for any adjustments that may ultimately result from resolution of these audits.

Note 10 – Subsequent Event:

On May 6, 2003, our stockholders approved an amendment to our 1996 Stock Option Plan to permit the exchange of certain options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. Our directors and six most highly compensated officers will not be eligible to participate in the option exchange program. The option exchange will not result in any compensation charges against our earnings under current accounting standards. Please see our 2002 Proxy Statement filed on March 25, 2003 for further details on the option exchange program. In addition to the option exchange program, our stockholders also approved an amendment to our 1996 Stock Option Plan to increase by 6 million the number of shares reserved for issuance under that plan and an amendment to our 1987 Employee Stock Purchase Plan to increase by 2 million the number of shares reserved for issuance under that plan.

ITEM 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our research and development efforts; (2) the commercial success of our new products; (3) trends in future sales; (4) the availability of cash to finance operations; and (5) our ability to hold our fixed income investments until maturity.

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

          Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described below under “Risk Factors” and those risks described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

          The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. Critical accounting policies, as defined by the Securities and Exchange Commission, or SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies include those regarding (1) revenue recognition; (2) the valuation of inventories; and (3) the valuation of property, equipment, and intangible assets. For a discussion of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Sales

          We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 64% of our sales during the three months ended March 31, 2003, consist of our Stratix, Stratix GX, Cyclone, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs, which represented 28% of our total sales during the same period, consist of our MAX and Classic families. Our products serve a wide range of markets, including communications, industrial and automotive, computer and storage, and consumer.

We classify our products into three categories: New, Mainstream, and Mature and Other Products.

•	New Products include ACEX 1K, APEX 20KC, APEX 20KE, APEX II, MAX 7000B, Cyclone, Excalibur, HardCopy, Mercury, Stratix, and Stratix GX families;

•	Mainstream Products include APEX 20K, FLEX 6000, FLEX 10KA, FLEX 10KE, MAX 3000A, and MAX 7000A families; and

•	Mature and Other Products include Classic, FLEX 8000, FLEX 10K, MAX 7000, MAX 7000S, and MAX 9000 families, MPLD, configuration and other devices, tools, and intellectual property.

          Sales during the three months ended March 31, 2003 were $195.1 million compared to $172.0 million for the three months ended March 31, 2002, representing a 13% increase in sales year over year. Our FPGA revenue grew 23% and New Products increased 93%, primarily driven by growth in APEX 20KE, Stratix, and ACEX 1K families. The increase in sales was primarily due to higher unit sales of our New, Mainstream, and Mature and Other Products, partially offset by a decrease in average unit selling prices in all categories.

          Sales increased 8% sequentially in the first quarter of 2003. Revenue growth was broadly based across customers and products. New Products continue to drive growth with an 11% sequential gain driven predominantly by the Stratix family.

          Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline, were as follows:

	Three Months Ended
				Year-
	March 31,	March 31,	December 31,	Over-Year	Sequential
	2003	2002	2002	Change	Change

New	34%	20%	33%	93%	11%
Mainstream	36%	43%	35%	-5%	10%
Mature and Other	30%	37%	32%	-8%	3%

Total sales	100%	100%	100%	13%	8%

          Our New Products have been developed and introduced to the marketplace over the last several years, and our Stratix, Stratix GX, and Cyclone families have all been introduced within the last year. These products have additional features, higher densities, and significant cost advantages over their predecessors. As a result of customer demand for PLDs with higher densities and enhanced performance, we have experienced a shift in sales to our New Products from our Mature Products. Compared to the first quarter of 2002, sales of our New Products grew 93%. We expect that sales of our New Products will continue to increase as design win momentum in our New Products continues to be strong.

          In absolute dollars, sales of both Mainstream Products and Mature and Other Products declined during the three months ended March 31, 2003 compared to the same period a year ago. The declines in both product categories for all comparable periods were driven by a shift of product sales to New Products as well as continued softness in end-markets. Compared to the fourth quarter of 2002, sales of all product categories increased. The increase in our New Product sales resulted primarily from increases in sales of our Stratix family compared to the fourth quarter of 2002.

          Our market segment information is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assigning of revenue to a market segment requires the use of estimates and judgment. As such, actual results may differ from those reported. Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline, were as follows:

	Three Months Ended
				Year-
	March 31,	March 31,	December 31,	Over-Year	Sequential
	2003	2002	2002	Change	Change

Communications	44%	49%	45%	3%	6%
Industrial and Automotive	29%	25%	27%	31%	16%
Computer and Storage	11%	15%	13%	-14%	-4%
Consumer	16%	11%	15%	56%	11%

Total sales	100%	100%	100%	13%	8%

          In absolute dollars, sales in the Industrial and Automotive market segment increased 31% during the three months ended March 31, 2003 compared to the same period a year ago driven primarily by growth in manufacturing, test and measurement equipment, and military business. Sales in the Consumer market segment increased 56% during the three months ended March 31, 2003 compared to the same period a year ago driven primarily by growth in the digital broadcast and digital entertainment business. The growth in these market segments also demonstrate our success in displacing ASIC products and moving into higher volume applications with programmable logic. For the three months ended March 31, 2003 and 2002, no single end customer provided more than 10% of our sales.

          Compared to the fourth quarter of 2002, the 16% sequential increase in the Industrial and Automotive market segment was driven primarily by growth in manufacturing, test and measurement equipment, and military business. The 11% sequential increase in the Consumer market segment was driven primarily by growth in the digital broadcast and digital entertainment business.

          We expect to continue generating the largest percentage of our sales from the Communications market segment for the foreseeable future. As a percentage of total sales, the Communications market segment declined this quarter compared to the previous quarter and the first quarter of 2002. The communications end market remains weak as a result of suppressed capital spending levels by communications services providers. The Communications market segment includes the networking, telecommunications, and wireless sectors.

          Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline, were as follows:

	Three Months Ended
				Year-
	March 31,	March 31,	December 31,	Over-Year	Sequential
	2003	2002	2002	Change	Change

North America	34%	44%	34%	-13%	7%

Europe	25%	25%	24%	15%	17%
Japan	25%	19%	25%	45%	5%
Asia Pacific	16%	12%	17%	58%	2%

Total international	66%	56%	66%	35%	9%

Total sales	100%	100%	100%	13%	8%

          The percentage of total sales represented by North America declined as a result of certain end customers shifting their production from North America to subcontract manufacturing sites located in Asia Pacific, as well as a general slow-down in end customer demand. We expect that sales will continue to transfer from North America and other international locations to Asia Pacific for the foreseeable future.

Gross Margin

          Gross margin was 67% for the three months ended March 31, 2003 and 60% for the three months ended March 31, 2002. Gross margin in the first quarter of 2003 included a benefit of $9.1 million resulting from the sale of inventory previously written down in 2001. Such benefit had a favorable gross margin impact of 5 percentage points for the three months ended March 31, 2003. The balance of the increase in gross margin for the three months ended March 31, 2003 over the same period last year was primarily due to declines in unit costs.

Research and Development

          Research and development expenses for the three months ended March 31, 2003 were $50.2 million, or 26% of sales, compared to $41.2 million, or 24% of sales, for the three months ended March 31, 2002. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

          Research and development expenses increased $9.0 million, or 22%, for the three months ended March 31, 2003 over the same period a year ago. The increase was primarily attributable to higher spending on prototype wafers and prototype development. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

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

Selling, General, and Administrative

          Selling, general, and administrative expenses for the three months ended March 31, 2003 were $44.2 million, or 23% of sales, compared to $43.5 million, or 25% of sales for the three months ended March 31, 2002. Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel and entertainment expenses.

          Selling, general, and administrative expenses were relatively flat for the three months ended March 31, 2003 over the same period a year ago. The increases in labor and commissions and incentives were partially offset by a decline in legal expenses.

Income from Operations

          Income from operations was $36.4 million, or 19% of sales, for the three months ended March 31, 2003 compared to $18.6 million, or 11% of sales, for the three months ended March 31, 2002. The increase in operating income for the three months ended March 31, 2003 over the same period last year was primarily due to increases in sales and gross margin percentage, partially offset by the increase in total operating expenses.

Interest and Other Income, Net

          Interest and other income was $4.8 million for the three months ended March 31, 2003 compared to $7.0 million for the three months ended March 31, 2002. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income for the three months ended March 31, 2003 compared to the same period last year was primarily due to a decline in market interest rates.

Provision for Income Taxes

          Our effective income tax rate was 27% for the three months ended March 31, 2003 compared to 26% for the three months ended March 31, 2002. The increase in the effective tax rate primarily resulted from the decreased benefit of tax-exempt income and research and development tax credits, offset by a favorable change in the geographic mix of income, which includes the benefit from the sale of previously written-down inventory taxed at a lower rate.

Financial Condition, Liquidity, and Capital Resources

               We ended the first quarter of 2003 with $985.4 million of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be adequate to finance our activities for at least the next year.

               Cash and cash equivalents increased $117.8 million, or 46%, to $373.2 million at March 31, 2003 from $255.4 million at December 31, 2002. The increase resulted from $62.7 million provided by operating activities and $70.9 million provided by investing activities, partially offset by $15.8 million used for financing activities. Our positive cash flow from operations was mainly attributable to net income, depreciation and amortization, an increase in deferred income on sales to distributors, and decreases in inventory and deferred income taxes. These items were partially offset by an increase in accounts receivable and decreases in accrued compensation, accounts payable, and accrued liabilities.

               For the three months ended March 31, 2003, cash provided by investing activities of $70.9 million consisted of proceeds from the maturity and sale of short-term investments of $249.9 million and were partially offset by purchases of short-term investments of $175.4 million and capital equipment of $3.4 million. Cash used for financing activities of $15.8 million resulted from the repurchases of our common stock of $21.7 million, which was partially offset by $5.9 million of net proceeds from the issuance of our common stock to our employees.

RISK FACTORS

          Before you decide to buy, hold, or sell our common stock, you should carefully consider the risk factors described below, in addition to the other information contained elsewhere in this report. The risk factors described below are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, and results of operation could be seriously harmed. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

          The following risk factors have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us:

(1)	Our financial results depend on our ability to compete successfully in the highly competitive semiconductor industry.

(2)	Our future success depends on our ability to define, develop, and sell new products that achieve market acceptance.

(3)	We depend entirely on independent subcontractors to supply us with finished silicon wafers.

(4)	We depend on independent subcontractors, located primarily in Asia, to assemble and test our semiconductor products.

(5)	Conditions outside the control of our independent subcontractors may impact their business operations.

(6)	Our intellectual property rights may not provide meaningful protection from our competitors.

(7)	We may face significant costs arising from intellectual property litigation.

(8)	We may incur warranty-related liabilities.

(9)	We depend on distributors to generate sales and fulfill our customer orders.

(10)	The length of our design-in and sales cycle could impact our future sales.

(11)	We depend on international sales for a majority of our total sales.

(12)	Our business is subject to tax risks associated with being a multinational corporation.

(13)	Our gross margins are subject to fluctuations due to many factors.

(14)	Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

(15)	Our quarterly operating results may fluctuate.

(16)	Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

(17)	Our business is subject to the risks of earthquakes and other catastrophic events.

(18)	We carry only limited insurance coverages.

(19)	Our stock price may be subject to significant volatility.

          For a discussion of these risk factors, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

          There are other risk factors that could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These risk factors include the following:

          The outbreak of severe acute respiratory syndrome, or SARS, could impact our business. For the three months ended March 31, 2003, sales in Japan and Asia Pacific accounted for over 40% of our total sales. If SARS or any other health care crisis significantly affects the demand for our products or the ability of our sales force or distributors in Asia to generate sales and fulfill customer orders, our sales could decrease. We also depend significantly on independent subcontractors located in Asia to supply us with finished silicon wafers and to assemble and test our semiconductor products. If SARS or any other health care crisis significantly affects the ability of our independent subcontractors in Asia to supply us with finished silicon wafers or to assemble and test our semiconductor products, we could experience a prolonged disruption to our supply chain, which would reduce our sales.

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk

          Our investment portfolio consisted of fixed income securities of $985.4 million as of March 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the level as of March 31, 2003, the increase or decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

          We have international subsidiaries and branch operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rate at March 31, 2003, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:        Controls and Procedures

          Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date of this evaluation.

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

          As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we are currently involved in litigation with Clear Logic Inc. There were no material developments in the case during the quarter ended March 31, 2003.

ITEM 5:        Other Information

Stock Option Plans

          Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years.

          We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The option grant dilution percentages were less than 0.1% for the three months ended March 31, 2003, 2.4% in fiscal year 2002, and 2.3% in fiscal year 2001. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

          For 2002, options granted to our named executive officers, or NEOs, amounted to 1.8 million shares, or 14% of the approximately 12.5 million shares of the total options granted. For comparison purposes, our NEOs for the periods presented are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2002 Proxy Statement filed with the SEC in March 2003. No options have been granted to our NEOs during the first three months of 2003, as grants to officers are generally made once a year in December. For additional information regarding options granted to our NEOs in 2002 and 2001, please refer to the “Executive Compensation” section of our 2002 and 2001 Proxy Statements filed with the SEC.

          A summary of the distribution and dilutive effect of options granted is as follows:

	2003 YTD	2002	2001

Net grants during the period as percentage of outstanding shares	<0.1%	2.4%	2.3%
Grants to NEOs during the period as percentage of total options granted	—	14.0%	13.1%
Grants to NEOs during the period as percentage of outstanding shares	—	0.5%	0.4%
Cumulative options held by NEOs as percentage of total options outstanding	13.7%	13.4%	11.3%

          A summary of activity under all of our stock option plans and related weighted average exercise prices for the first three months of 2003 is as follows (in thousands, except price per share amounts):

		Options Outstanding

	Shares Available for	Number of	Weighted Average
	Options	Shares	Exercise Price

December 31, 2002	7,922	60,130	$18.22
Grants	(515)	515	13.11
Exercises	—	(1,062)	5.55
Forfeitures	496	(496)	28.09
Additional shares reserved	—	—	—

March 31, 2003	7,903	59,087	$18.32

          A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of March 31, 2003 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total

	Shares	Price	Shares	Price	Shares	Price

In-the-Money	19,200	$7.15	11,081	$13.17	30,281	$9.35
Out-of-the-Money	9,888	26.49	18,918	$28.41	28,806	27.75

Total Options Outstanding	29,088	$13.72	29,999	$22.78	59,087	$18.32

          In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $14.16 per share, which was the closing price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal first quarter. Options are considered to be out-of-the-money if the exercise price is greater than the market price. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

          The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our NEOs at March 31, 2003:

			Number of Securities		Dollar Value of Unexercised In
	Number of		Underlying Unexercised		-the-Money Options
	Shares	Dollar	Options at March 31, 2003		at March 31, 2003 (1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Daane	—	—	875,000	1,625,000	$—	$125,000
Denis M. Berlan	—	—	1,702,000	810,000	11,193,316	62,500
Nathan M. Sarkisian	—	—	908,200	730,000	4,116,438	50,000
George Papa	—	—	108,333	491,667	—	50,000
Jordan S. Plofsky	—	—	217,083	602,917	—	50,000
(1)	Amounts reflecting gains on outstanding stock options are based on the closing price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal first quarter of $14.16 per share.

          The following table provides information regarding equity compensation plans approved and not approved by security holders as of March 31, 2003 (in thousands, except footnotes and price per share amounts):

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants, and	Outstanding Options,	Securities Reflected in
	Rights	Warrants, and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	58,834	$18.38	9,667 (1)
Equity Compensation Plans Not Approved by Security Holders	45 (2)	6.45	—

Total	58,879 (3)	$18.37	9,667

(1)	Consists of 7,560,638 shares available for future issuance under our 1996 Stock Option Plan, 342,500 shares available for future issuance under our 1998 Director Stock Option Plan, and 1,763,709 shares available for future issuance under our 1987 Employee Stock Purchase Plan.

(2)	Represents options to purchase 45,000 shares granted to Paul Newhagen in May 1998 upon his transition from an employee director to a non-employee director. All shares underlying the options are fully vested.

(3)	Does not include information for options assumed in connection with mergers and acquisitions. As of March 31, 2003, a total of 208,273 shares of our common stock with a weighted-average exercise price of $3.21 were issuable upon exercise of such outstanding options.

ITEM 6:    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian

Nathan Sarkisian, Senior Vice President
(duly authorized officer) and Chief
Financial Officer (principal financial
officer)

Date: May 15, 2003

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

          5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

          5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Nathan Sarkisian

Nathan Sarkisian
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.