Form 10-Q
period 2003-06-30
ALTERA CORP
filed 2003-08-11
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Number of shares of common stock outstanding at August 6, 2003: 382,420,403

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$459,410	$255,397
Short-term investments	616,472	687,262

Total cash, cash equivalents, and short-term investments	1,075,882	942,659
Accounts receivable, net	79,516	57,111
Inventories	28,944	39,089
Deferred income taxes	100,459	105,289
Other current assets	32,692	32,028

Total current assets	1,317,493	1,176,176
Property and equipment, net	172,771	183,999
Investments and intangible assets, net	9,002	11,562

	$1,499,266	$1,371,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,970	$22,759
Accrued liabilities	21,671	23,109
Accrued compensation	28,565	34,833
Deferred income and allowances on sales to distributors	201,402	144,307
Income taxes payable	29,763	15,493

Total current liabilities	325,371	240,501

Stockholders’ equity:
Common stock	383	384
Capital in excess of par value	406,909	403,318
Retained earnings	773,253	740,824
Deferred stock-based compensation	(7,860)	(14,689)
Accumulated other comprehensive income	1,210	1,399

Total stockholders’ equity	1,173,895	1,131,236

	$1,499,266	$1,371,737

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$205,259	$178,936	$400,335	$350,893
Costs and expenses:
Cost of sales	65,424	70,165	129,682	138,748
Research and development expenses	46,105	43,838	96,293	85,023
Selling, general, and administrative expenses	45,594	42,276	89,797	85,816

Total costs and expenses	157,123	156,279	315,772	309,587

Income from operations	48,136	22,657	84,563	41,306
Interest and other income, net	1,314	6,707	6,150	13,754

Income before income taxes	49,450	29,364	90,713	55,060
Provision for income taxes	(13,352)	(7,635)	(24,493)	(14,316)

Net income	$36,098	$21,729	$66,220	$40,744

Income per share:
Basic	$0.09	$0.06	$0.17	$0.11

Diluted	$0.09	$0.06	$0.17	$0.10

Shares used in computing per share amounts:
Basic	382,725	384,411	382,698	385,085

Diluted	390,902	394,190	389,594	395,641

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$66,220	$40,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,251	26,307
Amortization of deferred stock-based compensation	5,395	5,681
Deferred income taxes	4,999	2,887
Loss on securities	3,113	—
Changes in assets and liabilities:
Accounts receivable, net	(22,405)	(46,688)
Inventories	10,145	45,832
Other current assets	(664)	69,616
Accounts payable and accrued liabilities	13,505	9,768
Deferred income and allowances on sales to distributors	57,095	6,419
Income taxes payable	19,735	9,890

Cash provided by operating activities	178,389	170,456

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,713)	(3,667)
Purchases of short-term investments	(307,186)	(256,892)
Proceeds from the maturity and sale of short-term investments	374,505	251,617
Purchases of intangible assets	(750)	—

Cash provided by (used for) investing activities	59,856	(8,942)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	17,629	13,900
Repurchases of common stock	(51,861)	(89,299)

Cash used for financing activities	(34,232)	(75,399)

Net increase in cash and cash equivalents	204,013	86,115
Cash and cash equivalents at beginning of period	255,397	145,048

Cash and cash equivalents at end of period	$459,410	$231,163

Supplemental disclosure of cash flow information:
Income taxes received, net	$(4,170)	$(71,778)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of June 30, 2003, results of operations for the three and six months ended June 30, 2003 and June 30, 2002, and cash flows for the six months ended June 30, 2003 and June 30, 2002. The December 31, 2002 balance sheet was derived from audited financial statements on that date. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as filed on March 11, 2003 with the Securities and Exchange Commission, or SEC. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

Our interim periods ended on July 4, 2003 and June 28, 2002. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of June 30th.

Note 2 — Guarantees, Indemnifications, and Warranty Liabilities

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for our indemnification obligations. However, there can be no assurances that we will not have any future financial exposure under those indemnification obligations.

We generally warrant our products against defects in materials and workmanship for varying lengths of time. If there is a material increase in the rate of customer claims or our estimates of probable losses relating to specifically identified warranty exposures are inaccurate, we may record a charge against future cost of sales. Warranty expense has historically been immaterial to our financial statements.

Note 3 — Balance Sheet Details:

Inventories at June 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials and work in process	$21,369	$28,841
Finished goods	7,575	10,248

Total inventories	$28,944	$39,089

We realized gross margin benefits of $9.2 million for the three months ended June 30, 2003 and $18.3 million for the six months ended June 30, 2003, resulting from the sale of inventory previously written down in 2001. The benefits were $1.4 million for both three and six months ended June 30, 2002.

Property and equipment at June 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Land	$30,779	$30,779
Buildings and improvements	119,417	119,453
Equipment and software	192,191	191,501
Office furniture and fixtures	19,731	19,880
Leasehold improvements	4,775	4,907

Property and equipment, at cost	366,893	366,520
Accumulated depreciation and amortization	(194,122)	(182,521)

Property and equipment, net	$172,771	$183,999

Note 4 — Comprehensive Income:

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$36,098	$21,729	$66,220	$40,744
Change in unrealized gains/(losses) on available-for-sale investments	183	35	(358)	(2,643)
Income tax (expense) benefit	(68)	(14)	169	954

Comprehensive income	$36,213	$21,750	$66,031	$39,055

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 28.2 million shares for the three months ended June 30, 2003 and 33.1 million shares for the six months ended June 30, 2003, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 30.1 million shares for the three months ended June 30, 2002 and 27.1 million shares for the six months ended June 30, 2002. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic:
Net income	$36,098	$21,729	$66,220	$40,744

Weighted shares outstanding	382,725	384,411	382,698	385,085

Net income per share	$0.09	$0.06	$0.17	$0.11

Diluted:
Net income	$36,098	$21,729	$66,220	$40,744

Weighted shares outstanding	382,725	384,411	382,698	385,085
Effect of dilutive securities:
Stock options and restricted stock	8,177	9,779	6,896	10,556

Diluted weighted shares outstanding	390,902	394,190	389,594	395,641

Net income per share	$0.09	$0.06	$0.17	$0.10

Note 6 — Investments and Intangible Assets, Net:

At June 30, 2003, our long-term investments and intangible assets of $9.0 million consisted primarily of intangible assets acquired in connection with the acquisition of Right Track CAD Inc. (Right Track) of approximately $6.4 million, net of $11.2 million of accumulated amortization, and other intangible assets. These intangible assets are being amortized on a straight-line basis over their estimated useful lives. At December 31, 2002, our long-term investments and intangible assets of $11.6 million consisted primarily of intangible assets acquired in connection with the acquisition of Right Track of approximately $9.3 million, net of $8.3 million of accumulated amortization, and other intangible assets.

During the second quarter of 2003, we performed an analysis of the remaining economic useful life of our Right Track intangible assets. We noted that while there was no impairment, the purchased technologies are being rapidly superceded by next generation technologies. Therefore, we shortened the amortization period so that these intangible assets will be fully amortized by March 2004. This change in estimate resulted in additional amortization expense of $1.4 million for the three months ended June 30, 2003.

Our investments and intangible assets at June 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Market ready technology	$21,168	$(14,645)	$6,523	$21,168	$(11,706)	$9,462
Other intangible assets	2,850	(371)	2,479	2,100	—	2,100

Total investments and intangible assets	$24,018	$(15,016)	$9,002	$23,268	$(11,706)	$11,562

Amortization of acquired intangible assets was $2.3 million for the three months ended June 30, 2003 and $3.3 million for the six months ended June 30, 2003. Amortization of acquired intangible assets was $0.8 million for the three months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2002. The estimated future amortization expense of acquired intangible assets as of June 30, 2003 is as follows (in thousands):

Years Ending December 31,

2003 (remaining six months)	$4,767
2004	3,155
2005	976
2006	104
2007	—
2008	—

Total	$9,002

Note 7 — Common Stock Repurchases:

During the three months ended June 30, 2003, we repurchased 1.7 million shares of common stock for an aggregate cost of $30.2 million. During the six months ended June 30, 2003, we repurchased 3.6 million shares of common stock for an aggregate cost of $51.9 million. Since the inception of our repurchase program in 1996, through the end of the second quarter of 2003, we have repurchased 49.6 million of the 68.0 million total shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 8 — Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. On May 6, 2003, our stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance from 68.0 million shares to 74.0 million shares. As of the end of our fiscal second quarter of 2003, 20.3 million shares were available for future grants under our 1996 Stock Option Plan. As of the end of our fiscal second quarter of 2003, the 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 287,000 shares were available for future grants.

Employee Stock Purchase Plan

On May 6, 2003, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 15.7 million shares to 17.7 million shares. As of the end of our fiscal second quarter of 2003, 3.2 million shares were available for future grants under that plan. Sales under the Employee Stock Purchase Plan were 567,328 shares of common stock at an average price of $10.56 per share for the six months ended June 30, 2003, and 887,361 shares of common stock at an average price of $12.75 per share in fiscal year 2002.

Pro Forma Net Income and Net Income Per Share

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or fully transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value.

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all years presented:

	Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Expected life (in years)	3.5	3.5	3.5	3.0
Expected stock price volatility	70.2%	64.4%	70.6%	72.2%
Risk-free interest rate	2.1%	4.4%	2.3%	3.8%

	Employee Stock Purchase Plan

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Expected life (in years)	0.5	0.5	0.5	0.5
Expected stock price volatility	67.3%	85.3%	67.3%	85.3%
Risk-free interest rate	1.4%	2.0%	1.4%	2.0%

The estimated weighted-average fair value of options granted was $8.30 per share for the three months ended June 30, 2003 and $7.36 per share for the six months ended June 30, 2003. The estimated weighted-average fair value of options granted was $9.53 per share for the three months ended June 30, 2002 and $10.62 per share for the six months ended June 30, 2002.

The estimated weighted-average fair value of shares purchased under the Employee Stock Purchase Plan was $4.63 per share for both three and six months ended June 30, 2003, and $8.19 per share for both three and six months ended June 30, 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Reported net income	$36,098	$21,729	$66,220	$40,744
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(21,222)	(21,926)	(45,620)	(44,364)

Pro forma net income (loss)	$14,876	$(197)	$20,600	$(3,620)

Pro forma net income (loss) per share:
Basic	$0.04	$0.00	$0.05	$(0.01)
Diluted	$0.04	$0.00	$0.05	$(0.01)
Reported net income per share:
Basic	$0.09	$0.06	$0.17	$0.11
Diluted	$0.09	$0.06	$0.17	$0.10

Note 9 — Stock Option Exchange Program:

On June 5, 2003, we filed with the Securities and Exchange Commission an offer to exchange certain outstanding options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. We filed an amended offer to exchange on June 24, 2003. Our directors and six most highly compensated officers were not eligible to participate in the stock option exchange program.

The exchange offer expired on July 3, 2003. Our employees tendered for exchange options to purchase 6,634,116 shares of our common stock, which were cancelled on July 4, 2003. On the terms and conditions set forth in the offer to exchange, we expect to grant new options to purchase an aggregate of 4,352,178 shares of our common stock in exchange for the surrendered options. The exercise price per share of the new options will be equal to the fair market value of our common stock on the new grant date, which is expected to be no earlier than January 5, 2004. Under current accounting standards, this option exchange is not expected to result in any compensation charges.

Note 10 — Income Taxes:

We are under audit by domestic and international taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any adjustments that may ultimately result from resolution of these audits.

Note 11 — Interest and Other Income, Net:

Interest and other income for the three and six months ended June 30, 2003 include a recognized loss of $3.1 million on the subsequent sale of certain securities. The sales order was executed on the last business day of the fiscal second quarter and settled in the fiscal third quarter.

Note 12 — New Accounting Pronouncements:

In March 2003, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement’s consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our research and development efforts; (2) the commercial success of our new products; (3) trends in future sales; (4) the availability of cash to finance operations; (5) our stock option exchange program; (6) our ability to pay for materials and services provided by our wafer foundries and assembly and test subcontractors; (7) the impact of new accounting pronouncements on our financial statements; and (8) our ability to hold our fixed income investments until maturity.

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

     Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described below under “Risk Factors” and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

RESULTS OF OPERATIONS

Sales

     We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 65% of our sales for both the three and six months ended June 30, 2003, consist of our Stratix, Stratix GX, Cyclone, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs, which represented 27% and 28% of our total sales during the same periods, consist of our MAX and Classic families. Our products serve a wide range of markets, including communications, industrial and automotive, computer and storage, and consumer.

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

     Sales during the three months ended June 30, 2003 were $205.3 million compared to $178.9 million for the three months ended June 30, 2002, representing a 15% increase in sales year over year. Our FPGA revenue grew 26% and New Products increased 74%. The increase in sales was primarily due to higher unit sales of our New and Mainstream Products, partially offset by a decrease in average unit selling prices in all categories. Sales during the six months ended June 30, 2003 were $400.3 million compared to $350.9 million for the six months ended June 30, 2002, representing a 14% increase in sales year over year.

     Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended					Six Months Ended

				Year-				Year-
	June 30,	June 30,	March 31,	Over-Year	Sequential	June 30,	June 30,	Over-Year
	2003	2002	2003	Change	Change	2003	2002	Change

New	39%	26%	34%	74%	21%	37%	23%	82%
Mainstream	33%	40%	36%	-5%	-4%	34%	41%	-5%
Mature and Other	28%	34%	30%	-6%	-2%	29%	36%	-7%

Total sales	100%	100%	100%	15%	5%	100%	100%	14%

     Compared to the same periods of last year, sales of New Products grew 74% for the three months ended June 30, 2003 and 82% for the six months ended June 30, 2003. Our New Products have been developed and introduced to the marketplace over the last several years, and our Stratix, Stratix GX, and Cyclone families have all been introduced since the first quarter of 2002. These products have additional features, higher densities, and/or significant cost advantages over their predecessors. As a result, we have experienced a transition in sales to our New Products from our Mainstream and Mature and Other Products. We expect that sales of our New Products will continue to increase as design win momentum in our New Products continues to be strong.

     In absolute dollars, sales of both Mainstream Products and Mature and Other Products declined during the three and six months ended June 30, 2003 compared to the same periods a year ago. The declines in both product categories for all comparable periods were driven by a shift of product sales to New Products, continued softness in end-markets, and routine price declines.

     Our market segment information is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of revenue to a market segment requires the use of estimates and judgment. As such, actual results may differ from those reported.

     Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended					Six Months Ended

				Year-				Year-
	June 30,	June 30,	March 31,	Over-Year	Sequential	June 30,	June 30,	Over-Year
	2003	2002	2003	Change	Change	2003	2002	Change

Communications	45%	49%	44%	6%	8%	44%	48%		5%
Industrial and Automotive	29%	26%	29%	24%	3%	29%	26%		28%
Computer and Storage	10%	13%	11%	-8%	-2%	11%	14%	-	11%
Consumer	16%	12%	16%	52%	7%	16%	12%		54%

Total sales	100%	100%	100%	15%	5%	100%	100%		14%

     We expect to continue generating the largest percentage of our sales from the Communications market segment for the foreseeable future. Compared to the first quarter of 2003, the Communications market segment increased 8% sequentially, driven primarily by increased demand from telecommunications access, transmission, and wireless base station equipment customers, partially offset by lower sales to networking customers. The increases in sales for the three and six months ended June 30, 2003 compared to the same periods last year were also driven by increased demand from telecommunications access, transmission, and wireless base station equipment customers, partially offset by a decline in sales to networking customers.

     Compared to the first quarter of 2003, sales in the Industrial and Automotive market segment increased 3% driven primarily by growth in the military and aerospace markets offset by declines to medical, automotive, and test and measurement customers. The increases in sales for the three and six months ended June 30, 2003 compared to the same periods last year were driven by improved sales to military and aerospace, test and measurement, medical, security and energy management, and manufacturing system customers.

     Compared to the first quarter of 2003, sales in the Computer and Storage market segment decreased 2% as a result of a major customer transitioning its sales from one generation of equipment with high Altera content to a newer generation with lower Altera content. This specific customer’s equipment transition also resulted in declines in sales for the three and six months ended June 30, 2003 compared to the same periods last year. In all of these periods, the specific customer-driven sales declines were partially offset by growth in sales to other computer and storage customers.

     Compared to the first quarter of 2003, sales in the Consumer market segment increased 7% primarily driven by growth in sales to digital entertainment equipment customers which was partially offset by declines in sales to digital broadcast and studio equipment customers. The increases in sales for the three and six months ended June 30, 2003 compared to the same periods last year were driven by improved sales to digital entertainment equipment as well as digital broadcast and studio equipment customers.

     For the three and six months ended June 30, 2003 and 2002, no single end customer provided more than 10% of our sales.

     Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended						Six Months Ended

				Year-					Year-
	June 30,	June 30,	March 31,	Over-Year	Sequential		June 30,	June 30,	Over-Year
	2003	2002	2003	Change	Change		2003	2002	Change

North America	33%	43%	34%	-11%		3%	33%	43%	-	12%

Europe	21%	24%	25%	4%	-	11%	24%	24%		9%
Japan	24%	20%	25%	34%		0%	24%	20%		39%
Asia Pacific	22%	13%	16%	89%		42%	19%	13%		75%

Total international	67%	57%	66%	34%		6%	67%	57%		34%

Total sales	100%	100%	100%	15%		5%	100%	100%		14%

     The percentage of total sales represented by North America declined for the three and six months ended June 30, 2003 compared to the same periods last year mainly due to certain end customers shifting their production from North America to subcontract manufacturing sites located in Asia Pacific. The percentage of total sales represented by Japan increased significantly for the three and six months ended June 30, 2003 compared to the same periods last year due to strong growth in a broad base of customers, along all product categories with a focus on New Products. The percentage of total sales represented by Asia Pacific increased for all comparable periods primarily driven by the transfer of business from North America and from Europe as well as an increase in sales to local customers. We expect that sales will continue to transfer from North America and other international locations to Asia Pacific for the foreseeable future.

Gross Margin

     Gross margin was 68.1% for the three months ended June 30, 2003 compared to 60.8% for the three months ended June 30, 2002. Gross margin was 67.6% for the six months ended June 30, 2003 compared to 60.5% for the six months ended June 30, 2002. Gross margin included benefits of $9.2 million for the three months ended June 30, 2003 and $18.3 million for the six months ended June 30, 2003, resulting from the sale of inventory previously written down in 2001. The benefits were $1.4 million for both three and six months ended June 30, 2002. Such benefits had a favorable gross margin impact of 4.5% for the three months ended June 30, 2003 and 4.6% for the six months ended June 30, 2003. The increases in gross margin for the comparable periods were also due to declines in unit costs.

Research and Development

     Research and development expenses for the three months ended June 30, 2003 were $46.1 million, or 22% of sales, compared to $43.8 million, or 24% of sales, for the three months ended June 30, 2002. Research and development expenses for the six months ended June 30, 2003 were $96.3 million, or 24% of sales, compared to $85.0 million, or 24% of sales, for the six months ended June 30, 2002. Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

     Research and development expenses increased $2.3 million, or 5%, for the three months ended June 30, 2003 over the same period a year ago. The increase was primarily attributed to an increase in labor and benefit costs. Research and development expenses increased $11.3 million, or 13%, for the six months ended June 30, 2003 over the same period a year ago. The increase was primarily attributed to an increase in labor and higher spending on prototype development. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

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

Selling, General, and Administrative

     Selling, general, and administrative expenses for the three months ended June 30, 2003 were $45.6 million, or 22% of sales, compared to $42.3 million, or 24% of sales for the three months ended June 30, 2002. Selling, general, and administrative expenses for the six months ended June 30, 2003 were $89.8 million, or 22% of sales, compared to $85.8 million, or 24% of sales, for the six months ended June 30, 2002. Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel and entertainment expenses.

     Selling, general, and administrative expenses increased $3.3 million, or 8%, for the three months ended June 30, 2003 and $4.0 million, or 5%, for the six months ended June 30, 2003 over the same periods a year ago. These increases were primarily due to higher spending for labor, commissions, and incentives, partially offset by a decline in legal expenses.

Income from Operations

     Income from operations was $48.1 million, or 23% of sales, for the three months ended June 30, 2003 compared to $22.7 million, or 13% of sales, for the three months ended June 30, 2002. For the six months ended June 30, 2003, income from operations was $84.6 million, or 21% of sales, compared to $41.3 million, or 12% of sales, for the six months ended June 30, 2002. The increases in operating income over the prior year were primarily due to increases in sales and improved gross margins, partially offset by increases in operating expenses.

Interest and Other Income, Net

     Interest and other income was $1.3 million for the three months ended June 30, 2003 compared to $6.7 million for the three months ended June 30, 2002. Interest and other income was $6.2 million for the six months ended June 30, 2003 compared to $13.8 million for the six months ended June 30, 2002. Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The declines in interest and other income during the three and six months ended June 30, 2003 compared to the same periods a year ago were primarily due to declines in market interest rates as well as a recognized loss of $3.1 million on the sale of certain securities. The sales order was executed on the last business day of the fiscal second quarter and settled in the fiscal third quarter.

Provision for Income Taxes

     Our effective income tax rate was 27% for the three and six months ended June 30, 2003 compared to 26% for the three and six months ended June 30, 2002. The increase in the effective tax rate primarily resulted from the decreased benefit of tax-exempt income and research and development tax credits, offset by a favorable change in the geographic mix of income, which includes the benefit from the sale of previously written-down inventory taxed at a lower rate.

Financial Condition, Liquidity, and Capital Resources

     We ended the second quarter of 2003 with $1.1 billion of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. Since our inception, we have used a combination of equity and debt financing and cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be adequate to finance our activities for at least the next year.

     Cash and cash equivalents increased $204.0 million, or 80%, to $459.4 million at June 30, 2003 from $255.4 million at December 31, 2002. The increase resulted from $178.4 million provided by operating activities and $59.9 million provided by investing activities, partially offset by $34.2 million used for financing activities. Our positive cash flow from operations was mainly attributable to net income, depreciation and amortization, increases in deferred income and allowances on sales to distributors, income tax payable, and accounts payable and a decrease in inventory. These items were partially offset by an increase in accounts receivable and a decrease in accrued compensation.

     For the six months ended June 30, 2003, cash provided by investing activities of $59.9 million mainly consisted of proceeds from the maturity and sale of short-term investments of $374.5 million, which were partially offset by purchases of short-term investments of $307.2 million and capital equipment of $6.7 million. Cash used for financing activities of $34.2 million resulted from the repurchases of our common stock of $51.9 million, which was partially offset by $17.6 million of net proceeds from the issuance of our common stock to our employees.

Purchase Commitments

     We depend entirely upon subcontractors to manufacture our silicon wafers. In addition, independent subcontractors assemble and test the majority of our semiconductor products. Subcontractor lead times can be lengthy. Due to the lengthy lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 30, 2003, we had less than one hundred million dollars of outstanding purchase commitments to subcontractors and all other vendors. We expect to receive and pay for the materials and services within the next four to six months.

Impact of Currency Translation and Inflation

     We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of June 30, 2003, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

New Accounting Pronouncements

     In March 2003, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement’s consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

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

     The following risk factors have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us:

(1)	Our financial results depend on our ability to compete successfully in the highly competitive semiconductor industry.

(2)	Our future success depends on our ability to define, develop, and sell new products that achieve market acceptance.

(3)	We depend entirely on independent subcontractors to supply us with finished silicon wafers.

(4)	We depend on independent subcontractors, located primarily in Asia, to assemble and test our semiconductor products.

(5)	Conditions outside the control of our independent subcontractors may impact their business operations.

(6)	Our intellectual property rights may not provide meaningful protection from our competitors.

(7)	We may face significant costs arising from intellectual property litigation.

(8)	We may incur warranty-related liabilities.

(9)	We depend on distributors to generate sales and fulfill our customer orders.

(10)	The length of our design-in and sales cycle could impact our future sales.

(11)	We depend on international sales for a majority of our total sales.

(12)	Our business is subject to tax risks associated with being a multinational corporation.

(13)	Our gross margins are subject to fluctuations.

(14)	Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

(15)	Our quarterly operating results may fluctuate.

(16)	Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

(17)	Our business is subject to the risks of earthquakes and other catastrophic events.

(18)	We carry only limited insurance coverages.

(19)	Our stock price may be subject to significant volatility.

(20)	The outbreak of severe acute respiratory syndrome, or SARS, could impact our business.

     For a discussion of these risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio consisted of fixed income securities of $1.1 billion as of June 30, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the level as of June 30, 2003, the increase or decline in the fair value of the portfolio would not be material. Additionally, we anticipate holding our fixed income investments until maturity and, therefore, we do not expect to realize an adverse impact on income or cash flows.

     We have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2003, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4: Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we are currently involved in litigation with Clear Logic Inc. There were no material developments in the case during the quarter ended June 30, 2003.

ITEM 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 6, 2003 at 2:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.
		FOR	AUTHORITY
	NOMINEES	VOTES	WITHHELD

	John P. Daane	337,226,651	6,897,172

	Robert W. Reed	327,831,783	16,292,040

	Charles M. Clough	338,718,831	5,404,992

	Robert J. Finocchio, Jr.	327,836,559	16,287,264

	Paul Newhagen	255,968,023	88,155,800

	Deborah D. Rieman	329,398,438	14,725,385

	William E. Terry	329,378,269	14,745,554

		FOR VOTES	VOTES AGAINST	ABSTENTIONS

2.	Approval of an amendment to the 1996 Stock Option Plan to permit the exchange of certain options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options.	271,003,389	70,957,158	2,163,276

3.	Approval of an amendment to the 1996 Stock Option Plan to increase by 6,000,000 the number of shares of common stock reserved for issuance under the plan.	310,297,865	31,702,996	2,122,962

4.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by	336,582,040	5,506,811	2,034,972

2,000,000 the number of shares of common stock reserved for issuance under the plan.

5.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003.	323,301,874	18,845,188	1,976,761

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

     We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The dilution percentage calculation for the six months ended June 30, 2003 is negative and therefore not reported since it does not provide a meaningful comparison with prior periods. The negative dilution percentage resulted from the 6.6 million shares of options cancelled on July 4, 2003 associated with our Stock Option Exchange Program. On the terms and conditions set forth in the offer to exchange, we expect to grant, no earlier than January 5, 2004, new options to purchase an aggregate of 4,352,178 shares of our common stock in exchange for the cancelled options. Moreover, we are postponing a large portion of the annual option grants until 2004 to avoid the application of unfavorable accounting treatment to our Stock Option Exchange Program. Together, these two factors will result in abnormally low dilution in 2003 and abnormally high dilution in 2004. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

     For 2002, we granted to our named executive officers, or NEOs, options to purchase 1.8 million shares, or 14% of the approximately 12.5 million shares under all options granted. For comparison purposes, our NEOs for the periods presented are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2002 Proxy Statement filed with the SEC in March 2003. No options have been granted to our NEOs during the first six months of 2003, as grants to officers are generally made once a year in December. For additional information regarding options granted to our NEOs in 2002 and 2001, please refer to the “Executive Compensation” section of our 2002 and 2001 Proxy Statements filed with the SEC.

     A summary of the distribution and dilutive effect of options granted is as follows:

	2003 YTD		2002	2001

Net grants during the period as percentage of outstanding shares	N/A	(1)	2.4%	2.3%
Grants to NEOs during the period as percentage of total options granted	—		14.0%	13.1%
Grants to NEOs during the period as percentage of outstanding shares	—		0.5%	0.4%
Cumulative options held by NEOs as percentage of total options outstanding	15.7%		13.4%	11.3%

(1)	Dilution percentage calculation is negative and therefore does not provide a meaningful comparison with prior periods.

     A summary of activity under all of our stock option plans and related weighted average exercise prices for the first six months of 2003 is as follows (in thousands, except price per share amounts):

		Options Outstanding

	Shares Available	Number of	Weighted Average
	for Options	Shares	Exercise Price

December 31, 2002	7,922	60,130	$18.22
Grants	(938)	938	14.72
Exercises	—	(2,283)	5.10
Forfeitures(1)	7,567	(7,568)	37.69
Additional shares reserved	6,000	—	—

July 4, 2003	20,551	51,217	$15.87

(1)	Includes 6.6 million shares of options cancelled on July 4, 2003 associated with Stock Option Exchange Program.

     A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of the end of our fiscal second quarter of 2003 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total

	Shares	Price	Shares	Price	Shares	Price

In-the-Money	19,452	$7.79	10,445	$13.32	29,897	$9.72
Out-of-the-Money	8,984	23.34	12,336	25.35	21,320	24.50

Total Options Outstanding	28,436	$12.70	22,781	$19.84	51,217	$15.87

     In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $17.22 per share, which was the closing market price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal second quarter. Options are considered to be out-of-the-money if the exercise price is greater than the closing market price. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

     The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our NEOs at the end of our fiscal second quarter of 2003:

			Number of Securities		Dollar Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options
	Shares		Options at June 30, 2003		at June 30, 2003(1)
	Acquired on	Dollar Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Daane	—	$—	968,750	1,531,250	$—	$1,655,000
Denis M. Berlan	30,000	519,984	1,722,000	760,000	15,784,102	827,500
Nathan M. Sarkisian	25,000	306,946	933,200	680,000	6,490,249	662,000
George Papa	—	—	133,333	466,667	—	662,000
Jordan S. Plofsky	—	—	250,833	569,167	—	662,000

(1)	Amounts reflecting gains on outstanding stock options are based on the closing market price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal second quarter of $17.22 per share.

     The following table provides information regarding equity compensation plans approved and not approved by security holders as of the end of our fiscal second quarter of 2003 (in thousands, except footnotes and price per share amounts):

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to	Weighted-Average Exercise	Under Equity
	be Issued Upon Exercise	Price of Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants, and	(Excluding Securities
	Warrants, and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	51,025	$15.92	23,747 (1)
Equity Compensation Plans Not Approved by Security Holders	45 (2)	6.45	—

Total	51,070 (3)	$15.91	23,747

(1)	Consists of 20,264,267 shares available for future issuance under our 1996 Stock Option Plan, 286,667 shares available for future issuance under our 1998 Director Stock Option Plan, and 3,196,381 shares available for future issuance under our 1987 Employee Stock Purchase Plan.

(2)	Represents options to purchase 45,000 shares granted to Paul Newhagen in May 1998 upon his transition from an employee director to a non-employee director. All shares underlying the options are fully vested.

(3)	Does not include information for options assumed in connection with mergers and acquisitions. As of the end of our fiscal second quarter of 2003, a total of 146,845 shares of our common stock with a weighted-average exercise price of $4.45 were issuable upon exercise of such outstanding options.

ITEM 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

#10.1+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 2003, and form of Subscription Agreement.

10.2+	Altera Corporation 1996 Stock Option Plan, as amended effective May 6, 2003.(1)

#31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Schedule TO filed on June 5, 2003.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report of Form 10-Q pursuant to Item 6(a) thereof.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: August 11, 2003

EXHIBIT INDEX

Exhibit No.	Description

#10.1+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 2003, and form of Subscription Agreement.

10.2+	Altera Corporation 1996 Stock Option Plan, as amended effective May 6, 2003.(1)

#31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Schedule TO filed on June 5, 2003.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report of Form 10-Q pursuant to Item 6(a) thereof.