Form 10-Q
period 2003-09-30
ALTERA CORP
filed 2003-11-10
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding at November 6, 2003: 378,750,102

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$321,971	$255,397
Short-term investments	765,766	687,262

Total cash, cash equivalents, and short-term investments	1,087,737	942,659
Accounts receivable, net	62,367	57,111
Inventories	43,151	39,089
Deferred income taxes	100,161	105,289
Other current assets	31,102	32,028

Total current assets	1,324,518	1,176,176

Long-term investments	14,452	—
Property and equipment, net	167,184	183,999
Intangible and other assets, net	7,024	11,562

	$1,513,178	$1,371,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,767	$22,759
Accrued liabilities	21,901	23,109
Accrued compensation	35,608	34,833
Deferred income and allowances on sales to distributors	199,505	144,307
Income taxes payable	42,902	15,493

Total current liabilities	342,683	240,501

Stockholders’ equity:
Common stock	381	384
Capital in excess of par value	395,564	403,318
Retained earnings	778,888	740,824
Deferred stock-based compensation	(5,402)	(14,689)
Accumulated other comprehensive income	1,064	1,399

Total stockholders’ equity	1,170,495	1,131,236

	$1,513,178	$1,371,737

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$209,446	$180,144	$609,781	$531,037
Costs and expenses:
Cost of sales	65,578	65,189	195,260	203,937
Research and development expenses	40,976	48,449	137,269	133,472
Selling, general, and administrative expenses	46,943	41,153	136,740	126,969

Total costs and expenses	153,497	154,791	469,269	464,378

Income from operations	55,949	25,353	140,512	66,659
Interest and other income, net	4,002	6,263	10,152	20,017

Income before income taxes	59,951	31,616	150,664	86,676
Provision for income taxes	(16,188)	(8,220)	(40,681)	(22,536)

Net income	$43,763	$23,396	$109,983	$64,140

Income per share:
Basic	$0.11	$0.06	$0.29	$0.17

Diluted	$0.11	$0.06	$0.28	$0.16

Shares used in computing per share amounts:
Basic	381,366	381,594	382,290	383,952

Diluted	391,013	387,428	390,104	392,933

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$109,983	$64,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,819	37,325
Amortization of deferred stock-based compensation	7,853	8,545
Deferred income taxes	5,385	28,449
Loss on securities	3,113	—
Changes in assets and liabilities:
Accounts receivable, net	(5,256)	(29,093)
Inventories	(4,062)	41,505
Other current assets	926	42,547
Accounts payable and accrued liabilities	19,575	18,442
Deferred income and allowances on sales to distributors	55,198	(3,781)
Income taxes payable	35,049	(8,732)

Cash provided by operating activities	259,583	199,347

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,286)	(6,613)
Purchases of investments	(606,068)	(489,630)
Proceeds from the maturity and sale of investments	509,407	441,812
Purchases of intangible assets	(1,180)	—

Cash used for investing activities	(107,127)	(54,431)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	23,994	16,495
Repurchases of common stock	(109,876)	(126,038)

Cash used for financing activities	(85,882)	(109,543)

Net increase in cash and cash equivalents	66,574	35,373
Cash and cash equivalents at beginning of period	255,397	145,048

Cash and cash equivalents at end of period	$321,971	$180,421

Supplemental disclosure of cash flow information:
Income taxes received, net	$(3,827)	$(50,043)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The December 31, 2002 balance sheet was derived from our audited financial statements included in our 2002 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K, as filed on March 11, 2003 with the Securities and Exchange Commission, or SEC. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

Our interim periods ended on October 3, 2003 and September 27, 2002. For presentation purposes, the interim financial statements and accompanying notes refer to our interim periods ending as of September 30th.

Note 2 – Guarantees, Indemnifications, and Warranty Liabilities:

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of our indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any claim related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, there can be no assurances that we will not record charges in the future as a result of these indemnification obligations.

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

Note 3 – Balance Sheet Details:

Inventories at September 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials and work in process	$32,766	$28,841
Finished goods	10,385	10,248

Total inventories	$43,151	$39,089

We realized gross margin benefits of $7.6 million for the three months ended September 30, 2003 and $25.9 million for the nine months ended September 30, 2003, resulting from the sale of inventory previously written down in 2001. Such benefits were $5.4 million for the three months ended September 30, 2002 and $6.8 million for the nine months ended September 30, 2002.

At September 30, 2003, we designated and subsequently reclassified $129.5 million of investments from available-for-sale to held-to-maturity. This reclassification was based on our ability and intent to hold such investments to maturity. At the time of reclassification, these securities had an unrealized loss of $44,000, which is included in accumulated other comprehensive income. This unrealized loss will be amortized over the remaining life of the underlying securities. Of the held-to-maturity investments, $14.5 million had a remaining maturity of over one year and are included in long-term investments.

Property and equipment at September 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Land	$30,779	$30,779
Buildings and improvements	119,430	119,453
Equipment and software	188,948	191,501
Office furniture and fixtures	19,813	19,880
Leasehold improvements	4,838	4,907

Property and equipment, at cost	363,808	366,520
Accumulated depreciation and amortization	(196,624)	(182,521)

Property and equipment, net	$167,184	$183,999

Note 4 – Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$43,763	$23,396	$109,983	$64,140
Change in unrealized losses on investments	(234)	(935)	(592)	(3,578)
Income tax benefit	88	365	257	1,319

Comprehensive income	$43,617	$22,826	$109,648	$61,881

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain on investments, net of tax.

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 20.5 million shares for the three months ended September 30, 2003 and 28.8 million shares for the nine months ended September 30, 2003, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 37.9 million shares for the three months ended September 30, 2002 and 28.7 million shares for the nine months ended September 30, 2002. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net income	$43,763	$23,396	$109,983	$64,140

Weighted shares outstanding	381,366	381,594	382,290	383,952

Net income per share	$0.11	$0.06	$0.29	$0.17

Diluted:
Net income	$43,763	$23,396	$109,983	$64,140

Weighted shares outstanding	381,366	381,594	382,290	383,952
Effect of dilutive securities:
Stock options and restricted stock	9,647	5,834	7,814	8,981

Diluted weighted shares outstanding	391,013	387,428	390,104	392,933

Net income per share	$0.11	$0.06	$0.28	$0.16

Note 6 – Intangible and Other Assets, Net:

At September 30, 2003, our intangible and other assets consisted primarily of market ready technology acquired in connection with the acquisition of Right Track CAD Inc. (Right Track) in 2000. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

During the second quarter of 2003, we performed an analysis of the remaining economic useful life of our Right Track intangible assets. We noted that while there was no impairment, the purchased technologies are being rapidly superceded by next generation technologies. Therefore, we shortened the amortization period so that these intangible assets will be fully amortized by March 2004. This change in estimate resulted in additional amortization expense of $1.3 million for the three months ended September 30, 2003 and $2.7 million for the nine months ended September 30, 2003.

Our acquired intangible assets at September 30, 2003 and December 31, 2002 were comprised of the following (in thousands):

	September 30, 2003			December 31, 2002
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Market ready technology	$21,168	$(16,791)	$4,377	$21,168	$(11,706)	$9,462
Other intangible assets	6,808	(4,161)	2,647	5,628	(3,528)	2,100

Total acquired intangible assets	$27,976	$(20,952)	$7,024	$26,796	$(15,234)	$11,562

Amortization of acquired intangible assets was $2.4 million for the three months ended September 30, 2003 and $5.7 million for the nine months ended September 30, 2003. Amortization of acquired intangible assets was $0.8 million for the three months ended September 30, 2002 and $2.4 million for the nine months ended September 30, 2002. The estimated future amortization expense of acquired intangible assets as of September 30, 2003 was as follows (in thousands):

Years Ending December 31,
2003 (remaining three months)	$2,419
2004	3,298
2005	1,120
2006	187
2007 and beyond	—

Total	$7,024

Note 7 – Common Stock Repurchases:

During the three months ended September 30, 2003, we repurchased 2.9 million shares of common stock for an aggregate cost of $58.0 million. During the nine months ended September 30, 2003, we repurchased 6.5 million shares of common stock for an aggregate cost of $109.9 million. Since the inception of our repurchase program in 1996, through the end of the third quarter of 2003, we have repurchased 52.5 million of the 68.0 million total shares authorized for repurchase. The repurchased shares were retired upon acquisition.

Note 8 – Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. On May 6, 2003, our stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance from 68.0 million shares to 74.0 million shares. As of the end of our fiscal third quarter of 2003, 18.9 million shares were available for future grants under our 1996 Stock Option Plan. As of the end of our fiscal third quarter of 2003, the 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 287,000 shares were available for future grants.

Employee Stock Purchase Plan

On May 6, 2003, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 15.7 million shares to 17.7 million shares. As of the end of our fiscal third quarter of 2003, 3.2 million shares were available for future grants under that plan. Sales under the Employee Stock Purchase Plan were 567,328 shares of common stock at an average price of $10.56 per share for the nine months ended September 30, 2003, and 887,361 shares of common stock at an average price of $12.75 per share in fiscal year 2002.

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

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all years presented:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life (in years)	3.3	3.4	3.3	3.3
Expected stock price volatility	71.8%	72.4%	71.7%	72.4%
Risk-free interest rate	1.8%	3.5%	1.9%	3.6%
Weighted average estimated fair value	$8.85	$6.38	$8.66	$7.56

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life (in years)	0.5	0.5	0.5	0.5
Expected stock price volatility	50.9%	62.4%	67.3%	85.3%
Risk-free interest rate	1.1%	1.9%	1.4%	2.0%
Weighted average estimated fair value	$4.68	$6.79	$4.62	$8.19

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income	$43,763	$23,396	$109,983	$64,140
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(20,617)	(22,918)	(66,237)	(67,282)

Pro forma net income (loss)	$23,146	$478	$43,746	$(3,142)

Pro forma net income (loss) per share:
Basic	$0.06	$0.00	$0.11	$(0.01)
Diluted	$0.06	$0.00	$0.11	$(0.01)
Reported net income per share:
Basic	$0.11	$0.06	$0.29	$0.17
Diluted	$0.11	$0.06	$0.28	$0.16

Note 9 – Stock Option Exchange Program:

On June 5, 2003, we filed with the SEC an offer to exchange certain outstanding options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. We filed an amended offer to exchange on June 24, 2003. Our directors and six most highly compensated officers were not eligible to participate in the stock option exchange program.

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

Note 10 – Income Taxes:

We are under audit by domestic and international taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any adjustments that may ultimately result from resolution of these audits.

Note 11 – Interest and Other Income, Net:

Interest and other income for the nine months ended September 30, 2003 included a recognized loss of $3.1 million on the sale of certain securities.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our research and development efforts; (2) the commercial success of our new products; (3) trends in future sales; (4) the availability of cash to finance operations; (5) our stock option exchange program; and (6) our ability to pay for materials and services provided by our wafer foundries and assembly and test subcontractors.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described below under “Risk Factors” and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

RESULTS OF OPERATIONS

Our interim periods ended on October 3, 2003, September 27, 2002, and July 4, 2003. For presentation purposes, the interim financial statements, accompanying notes and management discussion and analysis refer to our interim periods ending as of September 30th and June 30th.

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which primarily consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 66% of our sales for the three months ended September 30, 2003 and 65% of our sales for the nine months ended September 30, 2003, consist of our Stratix, Stratix GX, Cyclone, APEX, APEX II, FLEX, ACEX, Excalibur, and

Mercury families, and CPLDs, which represented 26% and 27% of our total sales during the same periods, consist of our MAX and Classic families. Our products serve a wide range of markets, including communications, industrial and automotive, computer and storage, and consumer.

We classify our products into three categories: New, Mainstream, and Mature and Other Products.

•	New Products include ACEX 1K, APEX 20KC, APEX 20KE, APEX II, MAX 7000B, Cyclone, Excalibur, HardCopy, Mercury, Stratix, and Stratix GX families;

•	Mainstream Products include APEX 20K, FLEX 6000, FLEX 10KA, FLEX 10KE, MAX 3000A, and MAX 7000A families; and

•	Mature and Other Products include Classic, FLEX 8000, FLEX 10K, MAX 7000, MAX 7000S, and MAX 9000 families, MPLD, configuration and other devices, software and other tools, and IP cores.

Sales during the three months ended September 30, 2003 were $209.4 million compared to $180.1 million for the three months ended September 30, 2002, representing a 16% increase in sales year over year. For the three months ended September 30, 2003, our FPGA revenue grew 25% and New Products increased 61% compared to the same period a year ago. Sales during the nine months ended September 30, 2003 were $609.8 million compared to $531.0 million for the nine months ended September 30, 2002, representing a 15% increase in sales year over year. These increases were primarily due to higher unit sales in all product categories, partially offset by a decrease in average unit selling prices in all categories.

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
New	42%	30%	39%	61%	10%	38%	25%	74%
Mainstream	31%	37%	33%	-2%	-3%	33%	40%	-4%
Mature and Other	27%	33%	28%	-5%	-2%	29%	35%	-6%

Total Sales	100%	100%	100%	16%	2%	100%	100%	15%

Compared to the same periods of last year, sales of New Products grew 61% for the three months ended September 30, 2003 and 74% for the nine months ended September 30, 2003. Our New Products have been developed and introduced to the marketplace over the last several years, and our Stratix, Stratix GX, and Cyclone families have all been introduced since the first quarter of 2002. These products have additional features, higher densities, and/or significant cost advantages over their predecessors. As a result, we have experienced a transition in sales to our New Products from our Mainstream and Mature and Other Products. We expect that sales of our New Products will continue to increase as design win momentum in our New Products continues to be strong.

In absolute dollars, sales of both Mainstream Products and Mature and Other Products declined during the three and nine months ended September 30, 2003 compared to the same periods a year ago. The declines in both product categories for all comparable periods were driven by a shift of product sales to New Products and routine price declines.

Our market segment information is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of revenue to a market segment requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported.

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Communications	43%	43%	44%	15%	1%	43%	46%	7%
Industrial and Automotive	30%	28%	30%	23%	1%	30%	27%	28%
Computer and Storage	11%	13%	10%	5%	12%	11%	14%	-6%
Consumer	16%	16%	16%	15%	1%	16%	13%	38%

Total Sales	100%	100%	100%	16%	2%	100%	100%	15%

The Computer and Storage market segment led our third quarter sequential growth as a result of broadly improved demand across this market segment. Sequential growth in our other market segments reflected the typically slower seasonal demand patterns associated with the third quarter. While we expect that Communications will remain our largest market segment, we anticipate that the Industrial and Automotive and Consumer market segments will continue to be significant contributors to our growth. For the three and nine months ended September 30, 2003 and 2002, no single end customer provided more than 10% of our sales.

Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
North America	33%	38%	33%	2%	3%	33%	42%	-8%

Europe	22%	23%	21%	11%	4%	23%	24%	10%
Japan	24%	21%	24%	32%	5%	24%	20%	37%
Asia Pacific	21%	18%	22%	36%	-4%	20%	14%	59%

Total International	67%	62%	67%	25%	2%	67%	58%	31%

Total Sales	100%	100%	100%	16%	2%	100%	100%	15%

Sales in Asia Pacific and Japan increased significantly for the three and nine months ended September 30, 2003 compared to the same periods last year due to strong growth in a broad base of customers, with a focus on New Products. The percentage of total sales represented by Asia Pacific increased during the same periods primarily driven by the transfer of business from North America and from Europe, as well as an increase in sales to local customers. We expect that sales will continue to transfer to Asia Pacific from the other geographies.

Gross Margin

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Gross Margin Percentage	68.7%	63.8%	68.1%	4.9%	0.6%	68.0%	61.6%	6.4%
Benefits From Sale of Written-Down Inventory (included in reported gross margin):
Gross Margin Benefit	$7.6	$5.4	$9.2	$2.2	-$1.6	$25.9	$6.8	$19.1
Percentage of Sales	3.6%	3.0%	4.5%			4.2%	1.3%

The increases in gross margin for all comparable periods were primarily due to overall declines in unit costs. Gross margin included benefits resulting from the sale of inventory previously written down in 2001. As of September 30, 2003, the book value of the inventory written down in 2001 was essentially zero while the cost basis was $31.7 million. The cost basis of $31.7 million was comprised of $25.2 million of raw materials and work in process inventory and $6.5 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Research and Development	$41.0	$48.4	$46.1	-15%	-11%	$137.3	$133.5	3%
Percentage of Sales	20%	27%	22%			23%	25%

Research and development expenses include expenditures for labor, masks, prototype wafers, the amortization of deferred stock-based compensation for employees engaged in research and development activities, and expenses for the development of process technologies, new packages, and software to support new products and design environments.

Research and development expenses decreased $7.4 million, or 15%, for the three months ended September 30, 2003 over the same period a year ago. The decrease was primarily attributable to lower spending on prototype development and mask and wafer costs, partially offset by increased labor and benefit costs. Research and development expenses increased $3.8 million, or 3%, for the nine months ended September 30, 2003 over the same period a year ago. The increase was primarily attributable to increased labor and benefit costs, partially offset by lower spending on prototype development and mask and wafer costs. Historically, the level of research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products and we expect this to continue.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable products that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, HardCopy families, our Quartus II software, library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Selling, General, and Administrative	$46.9	$41.2	$45.6	14%	3%	$136.7	$127.0	8%
Percentage of Sales	22%	23%	22%			22%	24%

Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel and entertainment expenses.

Selling, general, and administrative expenses increased $5.7 million, or 14%, for the three months ended September 30, 2003 over the same period a year ago. The increase was primarily attributable to higher spending for labor and benefit costs. Selling, general, and administrative expenses increased $9.7 million, or 8%, for the nine months ended September 30, 2003 over the same period a year ago. The increase was primarily due to higher spending for labor and benefit costs, as well as higher spending for commissions and incentives, partially offset by a decline in legal expenses.

Income from Operations

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Income from Operations	$55.9	$25.4	$48.1	120%	16%	$140.5	$66.7	111%
Percentage of Sales	27%	14%	24%			23%	13%

The increases in operating income over the prior year were primarily due to increases in sales and improved gross margins in 2003.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2003	Sept. 30, 2002	Jun. 30, 2003			Sept. 30, 2003	Sept. 30, 2002
Interest and Other Income, Net	$4.0	$6.3	$1.3	-36%	208%	$10.2	$20.0	-49%
Percentage of Sales	2%	3%	1%			2%	3%

Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The declines in interest and other income during the three and nine months ended September 30, 2003 compared to the same periods a year ago were primarily due to declines in market interest rates and a recognized loss of $3.1 million on the sale of certain securities in the second quarter of 2003.

Provision for Income Taxes

Our effective income tax rate was 27% for the three and nine months ended September 30, 2003 compared to 26% for the three and nine months ended September 30, 2002. The increase in the effective tax rate primarily resulted from the decreased benefit of tax-exempt income and research and development tax credits, offset by a favorable change in the geographic mix of income and a benefit from the sale of previously written-down inventory taxed at a lower rate.

Financial Condition, Liquidity, and Capital Resources

We ended the third quarter of 2003 with $1.1 billion of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. We use cash generated from operations to support our operating activities, capital expenditures, acquisitions and investments, and repurchases of our common stock under our stock repurchase program. We believe our available sources of funds, including cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be adequate to finance our activities for at least the next year.

Cash and cash equivalents increased $66.6 million, or 26%, to $322.0 million at September 30, 2003 from $255.4 million at December 31, 2002. The increase resulted from $259.6 million provided by operating activities partially offset by $107.1 million used for investing activities and $85.9 million used for financing activities. Our positive cash flow from operations was mainly attributable to net income, depreciation and amortization, increases in deferred income and allowances on sales to distributors, income taxes payable, accounts payable, and a decrease in deferred taxes. These items were partially offset by increases in accounts receivable and inventory.

For the nine months ended September 30, 2003, cash used for investing activities of $107.1 million mainly consisted of purchases of investments of $606.1 million and capital equipment of $9.3 million, which were partially offset by proceeds from the maturity and sale of investments of $509.4 million. Cash used for financing activities of $85.9 million resulted from the repurchases of our common stock of $109.9 million, which was partially offset by $24.0 million of net proceeds from the issuance of our common stock to our employees.

Purchase Commitments

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 30, 2003, we had less than $100 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Impact of Currency Translation and Inflation

We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of September 30, 2003, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

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

For a discussion of these risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consisted of fixed income securities of $1.1 billion as of September 30, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the level as of September 30, 2003, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2003, our financial position and results of operations would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that our system of controls will succeed in achieving its stated goals under all conditions.

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

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we are currently involved in litigation with Clear Logic Inc. During the quarter ended September 30, 2003, the Court granted our motion for summary judgment on damages and awarded $30.6 million. Because Clear Logic is in bankruptcy and because they have stated their intent to appeal, management cannot predict the likelihood of recovery nor the amount that might be recovered, if any.

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

We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The dilution percentage calculation for the nine months ended September 30, 2003 is negative and therefore not reported since it does not provide a meaningful comparison with prior periods. The negative dilution percentage resulted from the 6.6 million shares of options cancelled on July 4, 2003 associated with our Stock Option Exchange Program. On the terms and conditions set forth in the offer to exchange, we expect to grant, no earlier than January 5, 2004, new options to purchase an aggregate of 4,352,178 shares of our common stock in exchange for the cancelled options. Moreover, we are postponing a large portion of the annual option grants until 2004 to avoid the application of unfavorable accounting treatment to our Stock Option Exchange Program. Together, these two factors will result in abnormally low dilution in 2003 and abnormally high dilution in 2004. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

For 2002, we granted to our named executive officers, or NEOs, options to purchase 1.8 million shares, or 14% of the approximately 12.5 million shares under all options granted. For comparison purposes, our NEOs for the periods presented are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2002 Proxy Statement filed with the SEC in March 2003. No options have been granted to our NEOs during the first nine months of 2003, as grants to officers are generally made once a year in December. For additional information regarding options granted to our NEOs in 2002 and 2001, please refer to the “Executive Compensation” section of our 2002 and 2001 Proxy Statements filed with the SEC.

A summary of the distribution and dilutive effect of options granted is as follows:

	2003 YTD		2002	2001
Net grants during the period as percentage of outstanding shares	N/A	(1)	2.4%	2.3%
Grants to NEOs during the period as percentage of total options granted	—		14.0%	13.1%
Grants to NEOs during the period as percentage of outstanding shares	—		0.5%	0.4%
Cumulative options held by NEOs as percentage of total options outstanding	15.5%		13.4%	11.3%

(1)	Dilution percentage calculation is negative and therefore does not provide a meaningful comparison with prior periods.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the first nine months of 2003 is as follows (in thousands, except price per share amounts):

	Shares Available for Options	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
December 31, 2002	7,922	60,130	$18.22
Grants	(2,617)	2,617	17.72
Exercises	—	(3,047)	5.91
Forfeitures(1)	7,906	(7,908)	37.18
Additional shares reserved	6,000	—	—

September 30, 2003	19,211	51,792	$16.03

(1)	Includes 6.6 million shares of options cancelled on July 4, 2003 associated with Stock Option Exchange Program.

A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of the end of our fiscal third quarter of 2003 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Price	Shares	Price	Shares	Price
In-the-Money	19,403	$8.01	10,089	$13.45	29,492	$9.87
Out-of-the-Money	9,625	23.76	12,675	24.51	22,300	24.19

Total Options Outstanding	29,028	$13.23	22,764	$19.61	51,792	$16.03

In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $17.99 per share, which was the closing market price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal third quarter. Options are considered to be out-of-the-money if the exercise price is greater than the closing market price. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

The following table provides the specified information concerning exercises of options to purchase our common stock during the first nine months of 2003 and the value of unexercised options held by our NEOs at the end of our fiscal third quarter of 2003:

Name	Number of Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2003		Dollar Value of Unexercised In-the-Money Options at September 30, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Daane	—	$—	1,062,500	1,437,500	$—	$2,040,000
Denis M. Berlan	30,000	519,984	1,772,000	710,000	17,033,042	1,020,000
Nathan M. Sarkisian	25,000	306,946	983,200	630,000	7,131,813	816,000
George Papa	—	—	158,333	441,667	—	816,000
Jordan S. Plofsky	—	—	284,583	535,417	—	816,000

(1)	Amounts reflecting gains on outstanding stock options are based on the closing market price of our common stock as reported on the Nasdaq National Market as of the end of our fiscal third quarter of $17.99 per share.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of the end of our fiscal third quarter of 2003 (in thousands, except footnotes and price per share amounts):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	51,614		$16.07	22,408	(1)
Equity Compensation Plans Not Approved by Security Holders	45	(2)	6.45	—

Total	51,659	(3)	$16.06	22,408

(1)	Consists of 18,924,598 shares available for future issuance under our 1996 Stock Option Plan, 286,667 shares available for future issuance under our 1998 Director Stock Option Plan, and 3,196,381 shares available for future issuance under our 1987 Employee Stock Purchase Plan.
(2)	Represents options to purchase 45,000 shares granted to Paul Newhagen in May 1998 upon his transition from an employee director to a non-employee director. All shares underlying the options are fully vested.
(3)	Does not include information for options assumed in connection with mergers and acquisitions. As of the end of our fiscal third quarter of 2003, a total of 133,158 shares of our common stock with a weighted-average exercise price of $4.11 were issuable upon exercise of such outstanding options.

ITEM 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

#3.1	Bylaws of Registrant, as currently in effect.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

(b)	Reports on Form 8-K

We furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003. The information furnished under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition) is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

Current Report on Form 8-K furnished to the SEC on July 21, 2003 under Item 9. Regulation FD Disclosure (12. Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: November 10, 2003

EXHIBIT INDEX

Exhibit No.	Description

#3.1	Bylaws of Registrant, as currently in effect.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.