Form 10-Q
period 2004-04-02
ALTERA CORP
filed 2004-05-10
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding at April 26, 2004: 374,347,598

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 2, 2004	January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$346,368	$258,831
Short-term investments	707,654	773,059

Total cash, cash equivalents, and short-term investments	1,054,022	1,031,890
Accounts receivable, net	129,649	87,204
Inventories	46,674	44,583
Deferred income taxes	75,671	73,795
Other current assets	41,233	32,560

Total current assets	1,347,249	1,270,032

Long-term investments	—	14,451
Property and equipment, net	158,372	160,924
Intangible and other assets, net	40,309	42,199

	$1,545,930	$1,487,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,215	$20,992
Accrued liabilities	20,419	21,582
Accrued compensation	33,784	35,507
Deferred income and allowances on sales to distributors	262,811	245,421
Income taxes payable	59,357	61,700

Total current liabilities	420,586	385,202

Stockholders’ equity:
Common stock	374	376
Capital in excess of par value	362,635	365,583
Retained earnings	762,430	738,420
Deferred stock-based compensation	(1,163)	(2,665)
Accumulated other comprehensive income	1,068	690

Total stockholders’ equity	1,125,344	1,102,404

	$1,545,930	$1,487,606

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 2, 2004	April 4, 2003
Net sales	$242,908	$195,076
Costs and expenses:
Cost of sales	75,841	64,258
Research and development expenses	42,582	50,188
Selling, general, and administrative expenses	49,878	44,203

Total costs and expenses	168,301	158,649

Income from operations	74,607	36,427
Interest and other income, net	3,736	4,836

Income before income taxes	78,343	41,263
Provision for income taxes	19,586	11,141

Net income	$58,757	$30,122

Income per share:
Basic	$0.16	$0.08

Diluted	$0.15	$0.08

Shares used in computing per share amounts:
Basic	375,736	382,637

Diluted	385,793	388,253

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2004	April 4, 2003
Cash Flows from Operating Activities:
Net income	$58,757	$30,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,598	10,160
Amortization of deferred stock-based compensation	1,502	2,817
Deferred income tax (benefit) provision	(2,103)	7,731
Tax benefit from stock plans	5,800	2,540
Changes in assets and liabilities:
Accounts receivable	(42,445)	(31,025)
Inventories	(2,091)	8,737
Other assets	(8,807)	2,835
Accounts payable and accrued liabilities	20,337	(9,629)
Deferred income and allowances on sales to distributors	17,390	38,777
Income taxes payable	(2,343)	(404)

Cash provided by operating activities	55,595	62,661

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,412)	(3,369)
Purchases of available-for-sale investments	(39,646)	(175,383)
Proceeds from the maturity and sale of available-for-sale investments	78,130	249,891
Proceeds from the maturity of held-to-maturity investments	41,977	—
Purchases of intangible assets	(610)	(250)

Cash provided by investing activities	75,439	70,889

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	8,120	5,894
Repurchases of common stock	(51,617)	(21,681)

Cash used for financing activities	(43,497)	(15,787)

Net increase in cash and cash equivalents	87,537	117,763
Cash and cash equivalents at beginning of period	258,831	255,397

Cash and cash equivalents at end of period	$346,368	$373,160

Cash paid (received) during the period for:
Income taxes paid (refunded), net	$18,034	$(2,620)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of April 2, 2004, results of operations for the three months ended April 2, 2004 and April 4, 2003, and cash flows for the three months ended April 2, 2004 and April 4, 2003. The January 2, 2004 balance sheet was derived from our audited financial statements included in our 2003 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended January 2, 2004 included in our Annual Report on Form 10-K, as filed on March 15, 2004 with the Securities and Exchange Commission, or SEC. The results of operations for the three months ended April 2, 2004 are not necessarily indicative of the results to be expected for any future periods.

Note 2 – Balance Sheet Details:

Inventories at April 2, 2004 and January 2, 2004 were comprised of the following (in thousands):

	April 2, 2004	January 2, 2004
Raw materials and work in process	$40,459	$32,882
Finished goods	6,215	11,701

Total inventories	$46,674	$44,583

We realized gross margin benefits of $3.6 million for the three months ended April 2, 2004 and $9.1 million for the three months ended April 4, 2003, resulting from the sale of inventory previously written down in 2001.

As of April 2, 2004, the book value of the inventory written down in 2001 was essentially zero while the cost basis was $19.1 million. The cost was comprised of $13.3 million of raw materials and work in process inventory and $5.8 million of finished goods inventory.

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a component of deferred income and allowances on sales to distributors. Such advance totaled $47.4 million at April 2, 2004 and $29.1 million at January 2, 2004. The second component is, in substance, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $25.5 million at April 2, 2004 and $20.6 at January 2, 2004.

Property and equipment at April 2, 2004 and January 2, 2004 were comprised of the following (in thousands):

	April 2, 2004	January 2, 2004
Land	$30,779	$30,779
Buildings	119,693	119,637
Equipment and software	194,143	190,680
Office furniture and fixtures	19,577	19,527
Leasehold improvements	5,349	5,098

Property and equipment, at cost	369,541	365,721
Accumulated depreciation and amortization	(211,169)	(204,797)

Property and equipment, net	$158,372	$160,924

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended
	April 2, 2004	April 4, 2003
Net income	$58,757	$30,122
Change in unrealized gains (losses) on investments	605	(541)
Income tax (provision) benefit	(227)	237

Comprehensive income	$59,135	$29,818

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain on investments, net of tax.

Note 4 – Income Per Share:

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 29.6 million shares for the three months ended April 2, 2004, and 38.1 million shares for the three months ended April 4, 2003, as their effect is anti-dilutive. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2004	April 4, 2003
Basic:
Net income	$58,757	$30,122

Weighted shares outstanding	375,736	382,637

Net income per share	$0.16	$0.08

Diluted:
Net income	$58,757	$30,122

Weighted shares outstanding	375,736	382,637
Effect of dilutive securities:
Stock options and restricted stock	10,057	5,616

Diluted weighted shares outstanding	385,793	388,253

Net income per share	$0.15	$0.08

Note 5 – Intangible and Other Assets, Net:

Our intangible and other assets consisted primarily of the non-current portion of deferred tax assets of $34.1 million at April 2, 2004 and January 2, 2004, and acquired intangible assets which are amortized on a straight-line basis over their estimated useful lives. Our acquired intangible assets comprised of the following (in thousands):

	April 2, 2004			January 2, 2004
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Market ready technology	$21,168	$(21,082)	$86	$21,168	$(18,937)	$2,231
Other intangible assets	9,588	(5,095)	4,493	8,978	(4,606)	4,372

Total acquired intangible assets	$30,756	$(26,177)	$4,579	$30,146	$(23,543)	$6,603

Amortization of acquired intangible assets was $2.6 million for the three months ended April 2, 2004 and $1.0 million for the three months ended April 4, 2003. As of April 2, 2004, the estimated future amortization expense of acquired intangible assets for each period was as follows (in thousands):

2004 (remaining nine months)	$1,575
2005	2,047
2006	942
2007 and beyond	15

Total	$4,579

Note 6 – Indemnification and Product Warranty:

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

The following table summarizes the activity for the three months ended April 2, 2004 related to our product warranty liability, which was included in accrued liabilities in our consolidated balance sheets:

(In thousands)	April 2, 2004
Balance at beginning of the period	$2,095
Provision	—
Payments	(195)

Balance at end of the period	$1,900

Note 7 – Common Stock Repurchases:

During the first quarter of 2004, our Board of Directors approved an increase in the shares authorized for repurchase under our stock repurchase program from 68.0 million shares to 78.0 million shares. Share repurchase activity for the three months ended April 2, 2004 was as follows:

(In millions, except per share amounts)	April 2, 2004
Shares repurchased	2.3
Cost of shares repurchased	$51.6
Average price per share	$22.23

Since the inception of our repurchase program in 1996 through April 2, 2004, we have repurchased a total of 60.8 million shares of our common stock for an aggregate cost of $1.3 billion. All shares were retired upon acquisition. At April 2, 2004, 17.2 million shares remained authorized for repurchases under the plan.

Note 8 – Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. As of April 2, 2004, the 1996 Stock Option Plan had 74.0 million shares reserved for issuance and 5.7 million shares were available for future grants. The 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 207,000 shares were available for future grants.

On June 5, 2003, we filed with the SEC an offer to our employees to exchange certain outstanding options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. We filed an amended offer to exchange on June 24, 2003. Our directors and six most highly compensated officers were not eligible to participate in the stock option exchange program.

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

Employee Stock Purchase Plan

As of the end of our fiscal first quarter of 2004, there were 17.7 million shares reserved for issuance of which 2.6 million shares were available for future issuances under that plan. We had no issuances under the Employee Stock Purchase Plan during the first three months of 2004.

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

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all periods presented:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 2, 2004	April 4, 2003	April 2, 2004	April 4, 2003
Expected life (in years)	3.5	3.5	0.5	0.5
Expected stock price volatility	66.4%	71.0%	57.2%	78.9%
Risk-free interest rate	2.7%	2.4%	1.0%	1.6%
Weighted average estimated fair value	$11.34	$6.60	$6.61	$4.59

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2004	April 4, 2003
Reported net income	$58,757	$30,122
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,076	2,019
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(27,599)	(26,417)

Pro forma net income	$32,234	$5,724

Pro forma net income per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Reported net income per share:
Basic	$0.16	$0.08
Diluted	$0.15	$0.08

Note 9 – Income Taxes:

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any adjustments that may ultimately result from the resolution of these audits.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described below under “Risk Factors” and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 2, 2004.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) taxes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended January 2, 2004.

RESULTS OF OPERATIONS

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; low-cost, masked programmed HardCopy structured ASIC devices; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 66% of our sales for the three months ended April 2, 2004 consist of our Stratix, Stratix GX, Cyclone, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs, which represented 26% of our total sales during the same period, consist of our MAX and Classic families. Our products serve a wide range of markets, including communications, computer and storage, consumer, and industrial market segments.

We classify our products into three categories: New, Mainstream, and Mature and Other Products. During the fourth quarter of 2003, we updated our product categories, and all prior period data have been adjusted to reflect the following compositions:

•	New Products include Stratix, Stratix GX, Cyclone, MAX 3000A, and HardCopy devices;

•	Mainstream Products include APEX 20K, APEX 20KC, APEX 20KE, APEX II, FLEX 10KE, ACEX 1K, Excalibur, Mercury, MAX 7000A, and MAX 7000B devices; and

•	Mature and Other Products include FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic, configuration and other devices, software and other tools, and IP cores.

Sales during the three months ended April 2, 2004 were $242.9 million compared to $195.1 million for the three months ended April 4, 2003, representing a 25% increase in sales year over year. For the three months ended April 2, 2004, sales of New Products increased 245% compared to the same period a year ago, driven by higher sales of our Stratix and Cyclone families. FPGA sales accounted for 66% of total sales and grew 28% year over year, driven predominantly by increased sales of our Stratix, Cyclone, and ACEX 1K families. CPLD sales accounted for 26% of total sales and increased 13% compared to the same period a year ago, driven primarily by increases in sales of our MAX 3000A and MAX 7000A families. These increases were primarily due to higher unit sales in all product categories, partially offset by routine declines in average unit selling prices in our Mainstream and Mature and Other categories.

Sales increased 12% sequentially in the first quarter of 2004. Revenue growth came from all customer categories with particular strength in a broad base of smaller customers in all geographies. New Products continue to drive growth with a 32% sequential gain driven predominantly by the Stratix and Cyclone families.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	April 2, 2004	April 4, 2003	January 2, 2004
New	19%	7%	16%	245%	32%
Mainstream	46%	52%	47%	10%	8%
Mature and Other	35%	41%	37%	6%	7%

Total Sales	100%	100%	100%	25%	12%

Our New Products have been developed and introduced to the marketplace over the last several years and have additional features and higher densities than their predecessors. Compared to the same period of last year, sales of New Products grew predominantly due to customer prototyping and development activities using our Stratix and Cyclone families. We expect that sales of our New Products will continue to increase as customer adoption of our New Products continues to be strong, and customers ramp their programs into volume production.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	April 2, 2004	April 4, 2003	January 2, 2004
Communications	42%	42%	47%	25%	1%
Industrial	32%	31%	29%	27%	23%
Consumer	15%	16%	13%	20%	23%
Computer and Storage	11%	11%	11%	21%	14%

Total Sales	100%	100%	100%	25%	12%

In absolute dollars, sales in all four market segments provided strong growth compared to the same period a year ago as a result of better end market conditions and increased usage of PLDs. Sales in the Communications market segment grew 25% year over year as of the three months ended April 2, 2004, driven primarily by improving market conditions in the wireline subsegment and increased penetration in the wireless subsegment. The Industrial market segment grew 27% during the three months ended April 2, 2004 compared to the same period a year ago due to improved demand and increased usage of PLDs. The Computer and Storage and Consumer market segments both grew over 20% year over year as of the three months ended April 2, 2004, primarily due to improved end market demand and increased usage of PLDs.

While we expect that Communications will remain our largest market segment, we anticipate that the Industrial and Consumer market segments will continue to significantly contribute to our future growth. For the three months ended April 2, 2004 and April 4, 2003, no single end customer provided more than 10% of our sales.

Sales by Geography

The following table is based on the geographic location of the distributor or original equipment manufacturers, or OEMs, who purchased our products which may be different from the geographic locations of our end customers. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	April 2, 2004	April 4, 2003	January 2, 2004
North America	30%	34%	31%	11%	9%

Europe	24%	25%	21%	20%	31%
Japan	25%	25%	24%	24%	15%
Asia Pacific	21%	16%	24%	61%	-4%

Total International	70%	66%	69%	32%	13%

Total Sales	100%	100%	100%	25%	12%

The percentage of total sales represented by Asia Pacific increased year over year as a result of the transfer of business from North America and from Europe, as well as an increase in sales to local customers. Sales in Asia Pacific and Japan increased significantly for the three months ended April 2, 2004 compared to the same period last year due primarily to strong demand from a broad base of customers for our New Products.

Gross Margin

	Three Months Ended
(Dollars in millions)	April 2, 2004	April 4, 2003	January 2, 2004
Gross Margin Percentage	68.8%	67.1%	67.5%

Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$3.6	$9.1	$3.1
Percentage of Sales	1.5%	4.7%	1.4%

The year-over-year increase in gross margin was primarily due to yield enhancements especially in newer products, as well as overall declines in material and subcontractor costs. Gross margin included benefits resulting from the sale of inventory previously written down in 2001.

As of April 2, 2004, the book value of the inventory written down in 2001 was essentially zero while the cost basis was $19.1 million. The cost was comprised of $13.3 million of raw materials and work in process inventory and $5.8 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change
(Dollars in millions)	April 2, 2004	April 4, 2003	January 2, 2004
Research and Development	$42.6	$50.2	$41.3	-15%	3%
Percentage of Sales	17%	26%	19%

Research and development expenses include expenditures for labor, masks, prototype wafers, and the amortization of deferred stock-based compensation for employees engaged in research and development activities. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, and software to support new products and design environments.

Research and development expenses decreased $7.6 million, or 15%, for the three months ended April 2, 2004 over the same period a year ago. The decrease was primarily attributable to lower spending on prototype wafers, which was partially offset by increased spending on labor and benefit costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. We expect that our research and development costs will increase in absolute dollars during the second half of 2004.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change
(Dollars in millions)	April 2, 2004	April 4, 2003	January 2, 2004
Selling, General, and Administrative	$49.9	$44.2	$47.9	13%	4%
Percentage of Sales	21%	23%	22%

Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased $5.7 million, or 13%, for the three months ended April 2, 2004 over the same period a year ago. The increase was primarily attributable to higher spending on labor and benefit costs, as well as higher spending on travel expenses.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change	Sequential Change
(Dollars in millions)	April 2, 2004	April 4, 2003	January 2, 2004
Interest and Other Income, Net	$3.7	$4.8	$4.2	-23%	-10%
Percentage of Sales	2%	2%	2%

Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The decline in interest and other income during the three months ended April 2, 2004 compared to the same period a year ago was primarily due to a decline in market interest rates.

Provision for Income Taxes

Our effective income tax rate was 25% for the three months ended April 2, 2004 and 27% for the three months ended April 4, 2003. The decrease in the effective tax rate for the three months ended April 2, 2004 over the same period a year ago primarily resulted from the favorable change in the geographic mix of income, partially offset by the decreased benefit of tax-exempt income and research and development tax credits.

Financial Condition, Liquidity, and Capital Resources

We ended the first quarter of 2004 with $1.1 billion of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. We currently use cash generated from operations to support our operating activities, capital expenditures, and acquisitions and investments. We also use our available cash for repurchases of our common stock under our stock repurchase program. As of April 2, 2004, there were no outstanding loans due from us.

Cash provided by operating activities was $55.6 million for the three months ended April 2, 2004. Our positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Working capital uses of cash included an increase in accounts receivable. Accounts receivable increased primarily due to increased shipments to our distributors that were weighted towards the end of our fiscal quarter in 2004. Working capital sources of cash included increases in accounts payable and accrued liabilities, and deferred income and allowances on sales to distributors.

Cash provided by investing activities was $75.4 million for the three months ended April 2, 2004, and consisted primarily of proceeds from the maturity and sale of investments, net of purchases, of $80.5 million. We also spent $4.4 million to purchase property and equipment for the three months ended April 2, 2004.

Cash used for financing activities of $43.5 million resulted from repurchase of our common stock of $51.6 million, which was partially offset by net proceeds of $8.1 million from the issuance of our common stock to employees through various option plans. We expect that we will continue to use a portion of our available capital to repurchase shares.

We believe our current cash and cash equivalents, investments and cash generated from operations will satisfy our working capital requirements for the foreseeable future.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and if the subcontractor has commenced production to satisfy our order, we are ultimately obligated to pay for the materials and services. As of April 2, 2004, we had less than $100.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2013. There had been no significant changes to our operating lease obligations since our 2003 fiscal year end. We also enter into various non-cancelable contracts to acquire goods and services in the normal course of business.

Impact of Currency Translation and Inflation

We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of April 2, 2004, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

During the first quarter of 2004, our Board of Directors approved an increase in the shares authorized for repurchase under our stock repurchase program from 68.0 million shares to 78.0 million shares. Share repurchase activity for the three months ended April 2, 2004 was as follows:

(In millions, except per share amounts)	April 2, 2004
Shares repurchased	2.3
Cost of shares repurchased	$51.6
Average price per share	$22.23

Since the inception of our repurchase program in 1996 through April 2, 2004, we have repurchased a total of 60.8 million shares of our common stock for an aggregate cost of $1.3 billion. All shares were retired upon acquisition. At April 2, 2004, 17.2 million shares remained authorized for repurchases under the plan.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

RISK FACTORS

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risk factors described below, in addition to the other information contained elsewhere in this report. The risk factors described below are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these risks or uncertainties actually occurs, our business, financial condition, and results of operation could be seriously harmed. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

The following risk factors have affected and, in the future, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us:

(1)	Our financial results depend on our ability to compete successfully in the highly competitive semiconductor industry.

(2)	Our future success depends on our ability to define, develop, and sell new and enhanced products that achieve market acceptance.

(3)	We depend entirely on independent subcontractors to supply us with finished silicon wafers.

(4)	We depend on independent subcontractors, located in Asia, to assemble and test our semiconductor products.

(5)	Conditions outside the control of our independent subcontractors may impact their business operations.

(6)	Our intellectual property rights may not provide meaningful protection from our competitors.

(7)	We may face significant costs arising from intellectual property litigation.

(8)	We may incur warranty-related liabilities.

(9)	We depend on distributors to generate sales and fulfill our customer orders.

(10)	The length of our design-in and sales cycle could impact our future sales.

(11)	We depend on international sales for a majority of our total sales.

(12)	Our business is subject to tax risks associated with being a multinational corporation.

(13)	Our gross margins are subject to fluctuations.

(14)	Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

(15)	Our quarterly operating results may fluctuate.

(16)	Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical and management personnel.

(17)	Our business is subject to the risks of earthquakes and other catastrophic events.

(18)	We carry only limited insurance coverages.

(19)	Our stock price may be subject to significant volatility.

For a discussion of these risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2004.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consisted of fixed income securities of $1.0 billion as of April 2, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of April 2, 2004, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at April 2, 2004, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal controls over financial reporting that occurred during the quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley act, we are conducting a thorough review of all of our internal control processes and procedures. This review has highlighted a number of processes where we have the opportunity to improve internal controls. Although we do not believe that any irregularities have occurred with respect to these processes, we do believe that some of these potential improvements are warranted and intend to effect them. In particular, we intend to further segregate duties in the payroll, stock administration, and purchasing functions.

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

As previously reported in our Annual Report on Form 10-K for the year ended January 2, 2004, we are currently involved in litigation with Clear Logic Inc. There were no material developments in the case during the quarter ended April 2, 2004.

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(E) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended April 2, 2004 (in thousands except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/2/04 – 1/30/04	—	—	—	19,515
1/31/04 – 2/27/04	975	$22.45	975	18,540
2/28/04 – 4/2/04	1,347	$22.07	1,347	17,193

Total	2,322	$22.23	2,322

(1)	No shares were purchased outside of publicly announced plans or programs.

The company repurchases shares under the program announced on July 15, 1996 that has no specified expiration. As of April 2, 2004, the Board of Directors had authorized, since the inception of the program, a total of 78.0 million shares for repurchase. No existing repurchase plans or programs expired, nor has the company decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which the company does not intend to make further purchases.

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

We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The option grant dilution percentage for the three months ended April 2, 2004 was 3.5%. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

Our named executive officers, or NEOs, did not receive stock option grants in fiscal 2003 but instead received a grant on January 5, 2004. These grants amounted to 10% of approximately 13.3 million total options granted. For comparison purposes, our NEOs for the first three months of 2004 are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2003 Proxy Statement filed with the SEC in April 2004. For additional information regarding options granted to our NEOs in 2003 and 2002, please refer to the “Executive Compensation” section of our 2003 and 2002 Proxy Statements filed with the SEC.

A summary of the distribution and dilutive effect of options granted is as follows:

	2004 YTD	2003		2002
Net grants during the period as percentage of outstanding shares	3.5%	N/A	(1)	2.4%
Grants to NEOs during the period as percentage of total options granted	10.0%	—		14.0%
Grants to NEOs during the period as percentage of outstanding shares	0.4%	—		0.5%
Cumulative options held by NEOs as percentage of total options outstanding	15.2%	16.4%		13.4%

(1)	Dilution percentage calculation is negative and therefore does not provide a meaningful comparison with prior periods.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the first three months of 2004 is as follows (in thousands, except price per share amounts):

	Shares Available for Options	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
January 2, 2004	18,933	51,209	$16.21
Additional shares reserved
Grants(1)	(13,257)	13,257	23.44
Exercises	—	(1,047)	7.75
Forfeitures	261	(261)	23.72

April 2, 2004	5,937	63,158	$17.84

(1)	Grants in the first three months of 2004 included 4.3 million shares of our common stock granted in exchange of surrendered options under the Stock Option Exchange Program. In addition, these grants included deferred focal grants of 1.8 million shares for employees who participated in this exchange program.

A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of April 2, 2004 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Price	Shares	Price	Shares	Price
In-the-Money	23,279	$10.38	9,456	$14.75	32,735	$11.64
Out-of-the-Money	8,626	25.74	21,797	24.01	30,423	24.50

Total Options Outstanding	31,905	$14.53	31,253	$21.21	63,158	$17.84

In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $22.01 per share, which was the closing market price of our common stock as reported on the Nasdaq National Market as of April 2, 2004. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

The following table provides the specified information concerning exercises of options to purchase our common stock during the first three months of 2004 and the value of unexercised options held by our NEOs at April 2, 2004:

Name	Number of Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options at April 2, 2004		Dollar Value of Unexercised In-the-Money Options at April 2, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Daane	—	$—	1,406,250	1,593,750	$1,265,625	$2,784,375
Denis M. Berlan	—	—	1,865,125	791,875	22,666,209	1,392,188
Nathan M. Sarkisian	150,000	1,998,596	785,700	677,500	6,060,342	1,113,750
Eric Cleage	—	—	880,209	548,125	6,703,714	835,312
Jordan S. Plofsky	—	—	414,583	605,417	506,250	1,113,750

(1)	Amounts reflecting gains on outstanding stock options are based on the closing market price of our common stock as reported on the Nasdaq National Market as of April 2, 2004 of $22.01 per share.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of April 2, 2004 (in thousands, except footnotes and price per share amounts):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	63,013		$17.86	61,607	(1)
Equity Compensation Plans Not Approved by Security Holders	45	(2)	6.45	—

Total	63,058	(3)	$17.86	61,607

(1)	Consists of 58,573,235 shares available for future issuance under our 1996 Stock Option Plan, 433,333 shares available for future issuance under our 1998 Director Stock Option Plan, and 2,600,853 shares available for future issuance under our 1987 Employee Stock Purchase Plan.
(2)	Represents options to purchase 45,000 shares granted to Paul Newhagen in May 1998 upon his transition from an employee director to a non-employee director. All shares underlying the options are fully vested.
(3)	Does not include information for options assumed in connection with mergers and acquisitions. As of April 2, 2004, a total of 100,786 shares of our common stock with a weighted-average exercise price of $5.17 were issuable upon exercise of such outstanding options.

ITEM 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

#3.1	Bylaws of Registrant, as currently in effect.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

(b)	Reports on Form 8-K

We furnished the following Current Reports on Form 8-K during the quarter ended April 2, 2004. The information furnished under Item 9. Regulation FD Disclosure or Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

Current Report on Form 8-K furnished to the SEC on January 26, 2004 under Item 12. Results of Operations and Financial Condition.

Current Report on Form 8-K furnished to the SEC on January 26, 2004 under Item 5. Other Events.

Current Report on Form 8-K furnished to the SEC on March 12, 2004 under Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: May 10, 2004

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