Form 10-Q
period 2004-07-02
ALTERA CORP
filed 2004-08-10
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding at July 30, 2004: 371,742,658

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	July 2, 2004	January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$458,717	$258,831
Short-term investments	620,325	773,059

Total cash, cash equivalents, and short-term investments	1,079,042	1,031,890
Accounts receivable, net	132,554	87,204
Inventories	50,245	44,583
Deferred income taxes	84,047	79,615
Other current assets	47,225	33,711

Total current assets	1,393,113	1,277,003

Long-term investments	—	14,451
Property and equipment, net	157,283	160,924
Deferred income taxes and other assets, net	41,157	42,199

	$1,591,553	$1,494,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,217	$20,992
Accrued liabilities	24,860	22,733
Accrued compensation	37,280	35,507
Deferred income and allowances on sales to distributors	269,257	245,421
Income taxes payable	68,113	67,520

Total current liabilities	457,727	392,173

Stockholders’ equity:
Common stock	373	376
Capital in excess of par value	357,254	365,583
Retained earnings	777,249	738,420
Deferred stock-based compensation	(553)	(2,665)
Accumulated other comprehensive (loss) income	(497)	690

Total stockholders’ equity	1,133,826	1,102,404

	$1,591,553	$1,494,577

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net sales	$268,972	$205,259	$511,880	$400,335
Costs and expenses:
Cost of sales	81,026	65,424	156,867	129,682
Research and development expenses	42,738	46,105	85,320	96,293
Selling, general, and administrative expenses	52,712	45,594	102,590	89,797

Total costs and expenses	176,476	157,123	344,777	315,772

Income from operations	92,496	48,136	167,103	84,563
Interest and other income, net	3,272	1,314	7,008	6,150

Income before income taxes	95,768	49,450	174,111	90,713
Provision for income taxes	(20,459)	(13,352)	(40,045)	(24,493)

Net income	$75,309	$36,098	$134,066	$66,220

Income per share:
Basic	$0.20	$0.09	$0.36	$0.17

Diluted	$0.20	$0.09	$0.35	$0.17

Shares used in computing per share amounts:
Basic	373,696	382,725	374,723	382,698

Diluted	382,819	390,902	384,314	389,594

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 2, 2004	July 4, 2003
Cash Flows from Operating Activities:
Net income	$134,066	$66,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,799	21,251
Amortization of deferred stock-based compensation	2,112	5,395
Deferred income tax (benefit) provision	(3,720)	4,999
Loss on securities	—	3,113
Tax benefit from stock plans	15,500	5,465
Changes in assets and liabilities:
Accounts receivable	(45,350)	(22,405)
Inventories	(5,662)	10,145
Other assets	(13,904)	(664)
Accounts payable and accrued liabilities	41,125	13,505
Deferred income and allowances on sales to distributors	23,836	57,095
Income taxes payable	593	14,270

Cash provided by operating activities	165,395	178,389

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,960)	(6,713)
Purchases of available-for-sale investments	(70,298)	(307,186)
Proceeds from the maturity and sale of available-for-sale investments	188,569	374,505
Proceeds from the maturity of held-to-maturity investments	47,015	—
Purchases of intangible assets	(1,766)	(750)

Cash provided by investing activities	153,560	59,856

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	21,465	17,629
Repurchases of common stock	(140,534)	(51,861)

Cash used for financing activities	(119,069)	(34,232)

Net increase in cash and cash equivalents	199,886	204,013
Cash and cash equivalents at beginning of period	258,831	255,397

Cash and cash equivalents at end of period	$458,717	$459,410

Cash paid (received) during the period for:
Income taxes paid (refunded), net	$27,368	$(4,170)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of July 2, 2004, results of operations for the three and six months ended July 2, 2004 and July 4, 2003, and cash flows for the six months ended July 2, 2004 and July 4, 2003. The January 2, 2004 balance sheet was derived from our audited financial statements included in our 2003 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended January 2, 2004 included in our Annual Report on Form 10-K, as filed on March 15, 2004 with the Securities and Exchange Commission, or SEC. The results of operations for the three and six months ended July 2, 2004 are not necessarily indicative of the results to be expected for any future periods.

Note 2 – Balance Sheet Details:

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation. None of these reclassifications had an impact on our consolidated statements of income.

Inventories at July 2, 2004 and January 2, 2004 were comprised of the following (in thousands):

	July 2, 2004	January 2, 2004
Raw materials and work in process	$39,107	$32,882
Finished goods	11,138	11,701

Total inventories	$50,245	$44,583

We realized gross margin benefits of $4.4 million for the three months ended July 2, 2004 and $8.0 million for the six months ended July 2, 2004, resulting from the sale of inventory previously written down in 2001. These benefits were $9.2 million and $18.3 million for the three and six months ended July 4, 2003.

As of July 2, 2004, the book value of the inventory written down in 2001 was essentially zero while the cost basis was $17.9 million. The cost was comprised of $13.1 million of raw materials and work in process inventory and $4.8 million of finished goods inventory.

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a component of deferred income and allowances on sales to distributors. Such advance totaled $54.7 million at July 2, 2004 and $29.1 million at January 2, 2004. The second component is, in substance, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $29.4 million at July 2, 2004 and $20.6 million at January 2, 2004.

Property and equipment at July 2, 2004 and January 2, 2004 were comprised of the following (in thousands):

	July 2, 2004	January 2, 2004
Land	$30,779	$30,779
Buildings	119,889	119,637
Equipment and software	197,478	190,680
Office furniture and fixtures	19,796	19,527
Leasehold improvements	5,552	5,098

Property and equipment, at cost	373,494	365,721
Accumulated depreciation and amortization	(216,211)	(204,797)

Property and equipment, net	$157,283	$160,924

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income	$75,309	$36,098	$134,066	$66,220
Change in unrealized gains (losses) on investments	(2,504)	183	(1,899)	(358)
Income tax benefit (provision)	939	(68)	712	169

Comprehensive income	$73,744	$36,213	$132,879	$66,031

Accumulated other comprehensive (loss) income presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized (loss) gain on investments, net of tax.

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 30.7 million shares for the three months ended July 2, 2004 and 28.2 million shares for the three months ended July 4, 2003, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 30.1 million shares for the six months ended July 2, 2004 and 33.1 million for the six months ended July 4, 2003. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Basic:
Net income	$75,309	$36,098	$134,066	$66,220

Weighted shares outstanding	373,696	382,725	374,723	382,698

Net income per share	$0.20	$0.09	$0.36	$0.17

Diluted:
Net income	$75,309	$36,098	$134,066	$66,220

Weighted shares outstanding	373,696	382,725	374,723	382,698
Effect of dilutive securities:
Stock options and restricted stock	9,123	8,177	9,591	6,896

Diluted weighted shares outstanding	382,819	390,902	384,314	389,594

Net income per share	$0.20	$0.09	$0.35	$0.17

Note 5 – Deferred Income Taxes and Other Assets, Net:

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $34.1 million at July 2, 2004 and January 2, 2004, and acquired intangible assets which are amortized on a straight-line basis over their estimated useful lives. Our acquired intangible assets comprised of the following (in thousands):

	July 2, 2004			January 2, 2004
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Market ready technology	$21,168	$(21,102)	$66	$21,168	$(18,937)	$2,231
Other intangible assets	10,744	(5,639)	5,105	8,978	(4,606)	4,372

Total acquired intangible assets	$31,912	$(26,741)	$5,171	$30,146	$(23,543)	$6,603

Amortization of total acquired intangible assets was $0.6 million for the three months ended July 2, 2004 and was $2.3 million for the same period last year. Amortization of acquired intangible assets was $3.2 million for the six months ended July 2, 2004 and was $3.3 million for the six months ended July 4, 2003. The estimated future amortization expense of acquired intangible assets as of July 2, 2004 was as follows (in thousands):

Years Ending December 31,
2004 (remaining six months)	$1,245
2005	2,434
2006	1,330
2007 and beyond	162

Total	$5,171

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

The following table summarizes the activity for the six months ended July 2, 2004 related to our product warranty liability, which was included in accrued liabilities in our consolidated balance sheets. We had no activity related to our warranty liability for the six months ended July 4, 2003.

(In thousands)	Six Months Ended July 2, 2004
Balance at beginning of the period	$2,095
Provision/Recovery	211
Payments	(208)

Balance at end of the period	$2,098

Note 7 – Common Stock Repurchases:

Share repurchase activity for the second quarter of 2004 was as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Shares repurchased	4.2	1.7	6.5	3.6
Cost of shares repurchased	$88.9	$30.2	$140.5	$51.9
Average price per share	$21.34	$18.29	$21.66	$14.57

Since the inception of our repurchase program in 1996 through July 2, 2004, we have repurchased a total of 65.0 million shares of our common stock for an aggregate cost of $1.4 billion. All shares were retired upon acquisition. At July 2, 2004, 13.0 million shares remained authorized for repurchases under the plan.

Note 8 – Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. On May 11, 2004, our stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance from 74.0 million shares to 86.0 million shares. As of July 2, 2004, 14.1 million shares were available for future grants. The 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 149,000 shares were available for future grants.

Employee Stock Purchase Plan

On May 11, 2004, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 17.7 million shares to 18.7 million shares. As of the end of our fiscal second quarter of 2004, 3.2 million shares were available for future issuances under that plan. Sales under the Employee Stock Purchase Plan were 414,055 shares of common stock at an average price of $16.67 for the six months ended July 2, 2004, and 567,328 shares of common stock at an average price of $10.56 per share for the six months ended July 4, 2003.

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

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Reported net income	$75,309	$36,098	$134,066	$66,220
Add: Stock-based employee compensation expense included in reported net income, net of tax	347	1,857	1,423	3,887
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(23,690)	(23,079)	(51,405)	(49,507)

Pro forma net income	$51,966	$14,876	$84,084	$20,600

Pro forma net income per share:
Basic	$0.14	$0.04	$0.22	$0.05
Diluted	$0.14	$0.04	$0.22	$0.05
Reported net income per share:
Basic	$0.20	$0.09	$0.36	$0.17
Diluted	$0.20	$0.09	$0.35	$0.17

Note 9 – Income Taxes:

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the adequacy of our provision for adjustments as a result of tax audits; (2) the commercial success of our new products; (3) trends in future sales; and (4) our research and development efforts.

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

RESULTS OF OPERATIONS

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; low-cost, masked programmed HardCopy® structured ASIC devices; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 69% of our sales for the three months ended July 2, 2004 and 67% for the six months ended July 2, 2004, consist of our Stratix®, Stratix GX, Stratix II, Cyclone™, APEX™, APEX II, FLEX®, ACEX®, Excalibur™, and Mercury™ families, and CPLDs, which represented 23% and 24% of our total sales during the same periods, consist of our MAX®, and Classic™ families. Our products serve a wide range of markets, including communications, computer and storage, consumer, and industrial market segments.

We classify our products into three categories: New, Mainstream, and Mature and Other Products. During the fourth quarter of 2003, we updated our product categories, and all prior period data have been adjusted to reflect the following compositions:

•	New Products include the Stratix, Stratix GX, Stratix II, Cyclone, MAX 3000A, and HardCopy families;

•	Mainstream Products include the APEX 20K, APEX 20KC, APEX 20KE, APEX II, FLEX 10KE, ACEX 1K, Excalibur, Mercury, MAX 7000A, and MAX 7000B families; and

•	Mature and Other Products include the FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic, and configuration families, mask programmed logic devices and other devices, software and other tools, and IP cores.

Sales during the three months ended July 2, 2004 were $269.0 million compared to $205.3 million for the three months ended July 4, 2003, representing a 31% increase in sales year over year. The increase was driven primarily by the sales of New Products which increased 216% year over year predominantly due to higher sales of our Stratix and Cyclone families. FPGA sales accounted for 69% of total sales and grew 37% year over year, driven predominantly by increased sales of our Stratix, Cyclone, and ACEX 1K families. CPLD sales accounted for 23% of total sales and increased 14% compared to the same period a year ago, driven primarily by increases in sales of our MAX 3000A and MAX 7000A families. Sales during the six months ended July 2, 2004 were $511.9 million compared to $400.3 million for the six months ended July 4, 2003, representing a 28% increase in sales year over year. These increases for the three and six month periods were primarily due to higher unit sales in all product categories, partially offset by routine declines in average unit selling prices in our Mainstream and Mature and Other categories.

Sales increased 11% sequentially in the second quarter of 2004. New Products continue to drive growth with a 45% sequential gain driven predominantly by the Stratix and Cyclone families. Stratix was our largest selling family in the quarter and grew over 60% sequentially as a number of customer programs entered volume production and prototyping activity continued to be strong.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended					Six Months Ended
	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
New	25%	10%	19%	216%	45%	22%	9%	227%
Mainstream	43%	51%	46%	12%	5%	45%	51%	11%
Mature and Other	32%	39%	35%	6%	-1%	33%	40%	6%

Total Sales	100%	100%	100%	31%	11%	100%	100%	28%

We expect that sales of the Stratix and Cyclone families will continue to increase as customer adoption of our New Products continues to be strong, and customers ramp their programs into volume production.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended					Six Months Ended
	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
Communications	47%	44%	42%	41%	22%	45%	43%	34%
Industrial	29%	30%	32%	25%	0%	30%	30%	26%
Consumer	14%	16%	15%	14%	2%	14%	16%	17%
Computer and Storage	10%	10%	11%	32%	8%	11%	11%	27%

Total Sales	100%	100%	100%	31%	11%	100%	100%	28%

In absolute dollars, sales in all four market segments provided strong growth for the three and six months ended July 2, 2004 compared to the same periods a year ago as a result of better end market conditions and increased usage of PLDs. Sales in the Communications market segment had the largest growth year over year driven primarily by improving market conditions in the wireline subsegment and increased penetration in the wireless subsegment.

While we expect that Communications will remain our largest market segment, we anticipate that the Industrial and Consumer market segments will continue to significantly contribute to our future growth. For the three and six months ended July 2, 2004 and July 4, 2003, no single end customer provided more than 10% of our sales.

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers, or OEMs, or the distributors who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended					Six Months Ended
	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
North America	27%	33%	30%	9%	1%	29%	33%	10%

Europe	24%	21%	24%	48%	9%	24%	24%	33%
Japan	26%	24%	25%	41%	14%	25%	24%	33%
Asia Pacific	23%	22%	21%	37%	22%	22%	19%	47%

Total International	73%	67%	70%	42%	15%	71%	67%	37%

Total Sales	100%	100%	100%	31%	11%	100%	100%	28%

In absolute dollars, sales increased, year over year, in all geographies, but most significantly in the international geographies. The percentage of total sales represented by international locations increased year over year, due to increased sales to end customers as well as the transfer of end customers’ business from North America to the Asia Pacific region. We expect that sales will continue to transfer from North America.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 2, 2004	July 4, 2003	April 2, 2004	July 2, 2004	July 4, 2003
Gross Margin Percentage	69.9%	68.1%	68.8%	69.4%	67.6%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$4.4	$9.2	$3.6	$8.0	$18.3
Percentage of Sales	1.6%	4.5%	1.5%	1.6%	4.6%

The year-over-year increase in gross margin was primarily due to yield enhancements especially in newer products, as well as overall declines in material and subcontractor costs. Gross margin included benefits resulting from the sale of inventory previously written down in 2001.

As of July 2, 2004, the book value of the inventory written down in 2001 was essentially zero while the cost basis was $17.9 million. The cost was comprised of $13.1 million of raw materials and work in process inventory and $4.8 million of finished goods inventory.

Research and Development

	Three Months Ended					Six Months Ended
(Dollars in millions)	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
Research and Development	$42.7	$46.1	$42.6	-7%	0%	$85.3	$96.3	-11%
Percentage of Sales	16%	22%	18%			17%	24%

Research and development expenses include expenditures for labor, masks, prototype wafers, depreciation, and the amortization of deferred stock-based compensation for employees engaged in research and development activities. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores.

Research and development expenses decreased 7% for the three months ended July 2, 2004 over the same period a year ago. The decrease was primarily attributable to lower spending on prototype wafers, which was partially offset by increased spending on labor and benefit costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. Research and development expenses decreased 11% for the six months ended July 2, 2004 over the same period a year ago. The decrease was primarily attributable to lower spending on prototype wafers, which was partially offset by increased spending on labor and benefit costs.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. We expect that our research and development costs will increase in absolute dollars during the third quarter of 2004.

Selling, General, and Administrative

	Three Months Ended					Six Months Ended
(Dollars in millions)	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
Selling, General, and Administrative	$52.7	$45.6	$49.9	16%	6%	$102.6	$89.8	14%
Percentage of Sales	20%	22%	21%			20%	22%

Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased $7.1 million, or 16%, for the three months ended July 2, 2004 over the same period a year ago. The increase was primarily attributable to higher spending on labor and benefit costs, as well as higher spending on commissions and incentives . Selling, general and administrative expenses increased $12.8 million, or 14%, for the six months ended July 2, 2004 over the same period a year ago. The increase was primarily attributable to higher spending on labor and benefit costs, commissions and incentives, and travel expenses.

Interest and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in millions)	July 2, 2004	July 4, 2003	April 2, 2004	Year- Over-Year Change	Sequential Change	July 2, 2004	July 4, 2003	Year- Over-Year Change
Interest and Other Income, Net	$3.3	$1.3	$3.7	154%	-12%	$7.0	$6.2	13%
Percentage of Sales	1%	1%	2%			1%	2%

Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. The increase in interest and other income during the three and six months ended July 2, 2004 compared to the same period a year ago was primarily due to a recognized loss of $3.1 million in the second quarter of 2003. This was offset by a decrease in interest income due to lower investment yields.

Provision for Income Taxes

Our effective income tax rate was 23% for the six months ended July 2, 2004 and 27% for the six months ended July 4, 2003. The second quarter effective tax rate of 21% reflects the impact of a reduction in the estimated effective tax rate for the year from 25% to 23%. The decrease in the effective tax rate primarily resulted from a favorable change in the geographic mix of income, partially offset by smaller benefits from tax-exempt income and research and development tax credits.

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

Financial Condition, Liquidity, and Capital Resources

We ended the second quarter of 2004 with $1.1 billion of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. We currently use cash generated from operations to support our operating activities, capital expenditures, and acquisitions and investments. We also use our available cash for repurchases of our common stock under our stock repurchase program. As of July 2, 2004, there were no outstanding loans due from us.

Cash provided by operating activities was $165.4 million for the six months ended July 2, 2004. Our positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Working capital uses of cash included an increase in accounts receivable primarily due to increased shipments to our distributors, as well as an increase in cash advances to distributors. Working capital sources of cash included increases in accounts payable primarily due to timing of payments, and increases in accrued liabilities, and deferred income and allowances on sales to distributors.

Cash provided by investing activities was $153.6 million for the six months ended July 2, 2004, and consisted primarily of proceeds from the maturity and sale of investments, net of purchases, of $165.3 million. We also spent $10.0 million to purchase property and equipment for the six months ended July 2, 2004.

Cash used for financing activities of $119.1 million resulted from repurchases of our common stock of $140.5 million, which was partially offset by net proceeds of $21.5 million from the issuance of our common stock to employees through various stock option plans. We expect that we will continue to use a portion of our available capital to repurchase shares.

We believe our current cash and cash equivalents, investments and cash generated from operations will satisfy our working capital requirements for the foreseeable future.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and if the subcontractor has commenced production to satisfy our order, we are ultimately obligated to pay for the materials and services. As of July 2, 2004, we had less than $150.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2010. There had been no significant changes to our operating lease obligations since our 2003 fiscal year end. We also enter into various non-cancelable contracts to acquire goods and services in the normal course of business.

Impact of Currency Translation and Inflation

We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of July 2, 2004, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Share repurchase activity for the second quarter of 2004 was as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Shares repurchased	4.2	1.7	6.5	3.6
Cost of shares repurchased	$88.9	$30.2	$140.5	$51.9
Average price per share	$21.34	$18.29	$21.66	$14.57

Since the inception of our repurchase program in 1996 through July 2, 2004, we have repurchased a total of 65.0 million shares of our common stock for an aggregate cost of $1.4 billion. All shares were retired upon acquisition. At July 2, 2004, 13.0 million shares remained authorized for repurchases under the plan.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

RISK FACTORS

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risk factors described below, in addition to the other information contained elsewhere in this report. The risk factors described below are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

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

Our investment portfolio consisted of fixed income securities of $1.1 billion as of July 2, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of July 2, 2004, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at July 2, 2004, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings.

As required by Section 404 of the Sarbanes-Oxley act, we are conducting a thorough review of all of our internal control processes and procedures. This review has highlighted a number of processes where we have the opportunity to improve internal controls. During the quarter ended July 2, 2004 we made specific changes to our internal control processes to provide further segregation of duties in the payroll, stock administration and purchasing functions. We believe that these changes are significant improvements to our system of internal controls. Additionally, we intend to further strengthen access controls to sensitive financial systems and subsystems, further segregate duties in the accounts payable function and in the disbursements processes of some of our offshore locations, and strengthen our procedures and practices governing formal approval of journal entries and accounting for local sales and use tax.

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

As previously reported in our Annual Report on Form 10-K for the year ended January 2, 2004, we are currently involved in litigation with Clear Logic Inc. There were no material developments in the case during the quarter ended July 2, 2004.

ITEM 2: Changes	in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(E) Issuer Purchases of Equity Securities

Period (in thousands, except footnotes and price per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/3/04 – 4/30/04	101	$21.45	101	17,092
5/1/04 – 5/28/04	2,893	$20.79	2,893	14,199
5/29/04 – 7/2/04	1,173	$22.69	1,173	13,026

Total	4,167	$21.34	4,167

(1)	No shares were purchased outside of publicly announced plans or programs.

The company repurchases shares under the program announced on July 15, 1996 that has no specified expiration. As of July 2, 2004, the Board of Directors had authorized, since the inception of the program, a total of 78.0 million shares for repurchase. No existing repurchase plans or programs expired, nor has the company decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which the company does not intend to make further purchases.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 11, 2004 at 2:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

	NOMINEES	FOR VOTES	AUTHORITY WITHHELD
	John P. Daane	336,854,863	5,519,895
	Robert W. Reed	320,613,284	21,761,474
	Charles M. Clough	338,695,831	3,678,927
	Robert J. Finocchio, Jr.	320,570,946	21,803,812
	Kevin McGarity	338,927,049	3,447,709
	Paul Newhagen	338,993,010	3,381,748
	William E. Terry	325,065,695	17,309,063
	Susan Wang	320,610,420	21,764,338

		FOR VOTES	VOTES AGAINST	ABSTENTIONS	BROKER “NON- VOTES”
2.	Approval of an amendment to the 1996 Stock Option Plan to increase by 12,000,000 the number of shares of common stock reserved for issuance under the plan.	194,651,078	99,458,783	1,878,799	46,386,098

3.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	286,366,253	7,798,735	1,823,672	46,386,098

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004.	309,446,690	31,067,024	1,861,044	—

ITEM 5:	Other Information

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

We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The option grant dilution percentage for the six months ended July 2, 2004 was 4.4%. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

Our named executive officers, or NEOs, did not receive stock option grants in fiscal 2003 but instead received a grant on January 5, 2004. These grants amounted to 8% of approximately 17.2 million total options granted. For comparison purposes, our NEOs for the first six months of 2004 are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2003 Proxy Statement filed with the SEC in April 2004. For additional information regarding options granted to our NEOs in 2003 and 2002, please refer to the “Executive Compensation” section of our 2003 and 2002 Proxy Statements filed with the SEC.

A summary of the distribution and dilutive effect of options granted is as follows:

	2004 YTD	2003		2002
Net grants during the period as percentage of outstanding shares	4.4%	N/A	(1)	2.4%
Grants to NEOs during the period as percentage of total options granted	7.7%	—		14.0%
Grants to NEOs during the period as percentage of outstanding shares	0.4%	—		0.5%
Cumulative options held by NEOs as percentage of total options outstanding	14.4%	16.4%		13.4%

(1)	Dilution percentage calculation is negative and therefore does not provide a meaningful comparison with prior periods.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the first six months of 2004 is as follows (in thousands, except price per share amounts):

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
January 2, 2004	18,933	51,209	$16.21
Additional shares reserved	12,000	—	—
Grants (1)	(17,223)	17,223	22.91
Exercises	—	(2,510)	5.80
Forfeitures	531	(531)	22.66

July 2, 2004	14,241	65,391	$18.32

(1)	Grants in the first six months of 2004 included 4.3 million shares of our common stock granted in exchange of surrendered options under the Stock Option Exchange Program. In addition, these grants included deferred focal grants of 1.8 million shares for employees who participated in this exchange program.

A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of July 2, 2004 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Price	Shares	Price	Shares	Price
In-the-Money	20,117	$9.63	8,366	$14.68	28,483	$11.11
Out-of-the-Money	12,167	24.91	24,741	23.38	36,908	23.88

Total Options Outstanding	32,284	$15.39	33,107	$21.18	65,391	$18.32

In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $20.76 per share, which was the closing market price of our common stock as reported on the Nasdaq National Market as of July 2, 2004. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

The following table provides the specified information concerning exercises of options to purchase our common stock during the first six months of 2004 and the value of unexercised options held by our NEOs at July 2, 2004:

	Number of Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options at July 2, 2004		Dollar Value of Unexercised In-the-Money Options at July 2, 2004 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Daane	—	$—	1,531,250	1,468,750	$1,284,375	$2,140,625
Denis M. Berlan	100,000	2,015,615	1,820,750	736,250	18,840,054	1,070,313
Nathan M. Sarkisian	200,000	2,634,911	788,200	625,000	4,863,342	856,250
Eric Cleage	—	—	929,584	498,750	5,967,672	642,187
Jordan S. Plofsky	—	—	460,833	559,167	513,750	856,250

(1)	Amounts reflecting gains on outstanding stock options are based on the closing market price of our common stock as reported on the Nasdaq National Market as of July 2, 2004 of $20.76 per share.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of July 2, 2004 (in thousands, except footnotes and price per share amounts):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	65,297		$18.34	17,428	(1)
Equity Compensation Plans not Approved by Shareholders	—		—	—

Total	65,297	(2)	$18.34	17,428

(1)	Consists of 14,092,510 shares available for future issuance under our 1996 Stock Option Plan, 149,167 shares available for future issuance under our 1998 Director Stock Option Plan, and 3,186,681 shares available for future issuance under our 1987 Employee Stock Purchase Plan.
(2)	Does not include information for options assumed in connection with mergers and acquisitions. As of July 2, 2004, a total of 94,139 shares of our common stock with a weighted-average exercise price of $5.11 were issuable upon exercise of such outstanding options.

ITEM 6:	Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.		Description

#10.1	+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2004, and form of Subscription Agreement.

#10.2	+	Altera Corporation 1996 Stock Option Plan, as amended effective as of May 11, 2004.

#10.3		Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.

#31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.

(b)    Reports on Form 8-K

We furnished the following Current Reports on Form 8-K during the quarter ended July 2, 2004. The information furnished under Item 9. Regulation FD Disclosure or Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

Current Report on Form 8-K furnished to the SEC on April 21, 2004 under Item 12. Results of Operations and Financial Condition.

Current Report on Form 8-K furnished to the SEC on April 27, 2004 under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Current Report on Form 8-K furnished to the SEC on June 2, 2004 under Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President
(duly authorized officer) and Chief Financial Officer
(principal financial officer)

Date: August 10, 2004

EXHIBIT INDEX

Exhibit No.		Description
#10.1	+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2004, and form of Subscription Agreement.

#10.2	+	Altera Corporation 1996 Stock Option Plan, as amended effective as of May 11, 2004.

#10.3		Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.

#31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.