Form 10-Q
period 2004-10-01
ALTERA CORP
filed 2004-11-09
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding at October 29, 2004: 372,292,515

A

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	October 1, 2004	January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$617,876	$258,831
Short-term investments	530,649	773,059

Total cash, cash equivalents, and short-term investments	1,148,525	1,031,890
Accounts receivable, net	61,593	87,204
Inventories	59,707	44,583
Deferred income taxes	95,738	79,615
Other current assets	83,439	57,323

Total current assets	1,449,002	1,300,615

Long-term investments	—	14,451
Property and equipment, net	156,970	160,924
Deferred income taxes and other assets, net	47,317	42,199

	$1,653,289	$1,518,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,468	$20,992
Accrued liabilities	30,444	22,733
Accrued compensation	46,903	35,507
Deferred income and allowances on sales to distributors	235,076	245,421
Income taxes payable	107,137	91,132

Total current liabilities	450,028	415,785

Stockholders’ equity:
Common stock	372	376
Capital in excess of par value	359,575	365,583
Retained earnings	844,360	738,420
Deferred stock-based compensation	(415)	(2,665)
Accumulated other comprehensive (loss) income	(631)	690

Total stockholders’ equity	1,203,261	1,102,404

	$1,653,289	$1,518,189

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Net sales	$264,599	$209,446	$776,479	$609,781
Costs and expenses:
Cost of sales	80,966	65,578	237,833	195,260
Research and development expenses	48,259	40,976	133,579	137,269
Selling, general, and administrative expenses	53,577	46,943	156,167	136,740

Total costs and expenses	182,802	153,497	527,579	469,269

Income from operations	81,797	55,949	248,900	140,512
Interest and other income, net	3,892	4,002	10,900	10,152

Income before income taxes	85,689	59,951	259,800	150,664
Provision for income taxes	2,608	16,188	42,653	40,681

Net income	$83,081	$43,763	$217,147	$109,983

Income per share:
Basic	$0.22	$0.11	$0.58	$0.29

Diluted	$0.22	$0.11	$0.57	$0.28

Shares used in computing per share amounts:
Basic	372,137	381,366	373,873	382,290

Diluted	379,785	391,013	382,810	390,104

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	Oct. 1, 2004	Oct. 3, 2003
Cash Flows from Operating Activities:
Net income	$217,147	$109,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,606	31,819
Amortization of deferred stock-based compensation	2,250	7,853
Deferred income tax (benefit) provision	(21,948)	5,385
Loss on securities	—	3,113
Tax benefit from employee stock — plans	20,000	7,640
Changes in assets and liabilities:
Accounts receivable	25,611	(5,256)
Inventories	(15,124)	(4,062)
Other assets	(26,664)	926
Accounts payable and accrued liabilities	28,583	19,575
Deferred income and allowances on sales to distributors	(10,345)	55,198
Income taxes payable	16,005	27,409

Cash provided by operating activities	259,121	259,583

Cash Flows from Investing Activities:
Purchases of property and equipment	(15,831)	(9,286)
Purchases of available-for-sale investments	(169,838)	(606,068)
Proceeds from the maturity and sale of available-for-sale investments	322,564	509,407
Proceeds from the maturity of held-to-maturity investments	102,022	—
Purchases of intangible assets	(1,774)	(1,180)

Cash provided by (used for) investing activities	237,143	(107,127)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	26,486	23,994
Repurchases of common stock	(163,705)	(109,876)

Cash used for financing activities	(137,219)	(85,882)

Net increase in cash and cash equivalents	359,045	66,574
Cash and cash equivalents at beginning of period	258,831	255,397

Cash and cash equivalents at end of period	$617,876	$321,971

Cash paid (received) during the period for:
Income taxes paid (refunded), net	$28,197	$(3,827)

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary to present fairly the statements of financial position as of October 1, 2004 and January 2, 2004, results of operations for the three and nine months ended October 1, 2004 and October 3, 2003, and cash flows for the nine months ended October 1, 2004 and October 3, 2003. The January 2, 2004 balance sheet was derived from our audited financial statements included in our 2003 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended January 2, 2004 included in our Annual Report on Form 10-K, as filed on March 15, 2004 with the Securities and Exchange Commission, or SEC. The results of operations for the three and nine months ended October 1, 2004 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Balance Sheet Details:

One balance sheet reclassification has been made to prior period balances in order to conform to the current period’s presentation. We reclassified $23.6 million from income taxes payable to other current assets to reflect an income tax receivable that was received subsequent to the quarter end in connection with the settlement of an income tax examination (see Note 9 – Income Taxes).

Inventories at October 1, 2004 and January 2, 2004 were comprised of the following (in thousands):

	October 1, 2004	January 2, 2004
Raw materials and work in process	$51,694	$32,882
Finished goods	8,013	11,701

Total inventories	$59,707	$44,583

We realized gross margin benefits of $3.3 million for the three months ended October 1, 2004 and $11.3 million for the nine months ended October 1, 2004, resulting from the sale of inventory previously written down in 2001. These benefits were $7.6 million and $25.9 million for the three and nine months ended October 3, 2003.

As of October 1, 2004, the book value of the inventory written down in 2001 was zero while the cost basis was $17.0 million. The cost basis was comprised of $11.7 million of raw materials and work in process inventory and $5.3 million of finished goods inventory.

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a reduction to deferred income and allowances on sales to distributors. Such advance totaled $53.7 million at October 1, 2004 and $29.1 million at January 2, 2004. The second component is, in substance, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $43.5 million at October 1, 2004 and $20.6 million at January 2, 2004.

Property and equipment at October 1, 2004 and January 2, 2004 were comprised of the following (in thousands):

	October 1, 2004	January 2, 2004
Land	$30,779	$30,779
Buildings	120,260	119,637
Equipment and software	201,091	190,680
Office furniture and fixtures	19,781	19,527
Leasehold improvements	5,650	5,098

Property and equipment, at cost	377,561	365,721
Accumulated depreciation and amortization	(220,591)	(204,797)

Property and equipment, net	$156,970	$160,924

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Net income	$83,081	$43,763	$217,147	$109,983
Change in unrealized losses on investments	(214)	(234)	(2,113)	(592)
Income tax benefit	80	88	792	257

Comprehensive income	$82,947	$43,617	$215,826	$109,648

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 37.6 million shares for the three months ended October 1, 2004 and 20.5 million shares for the three months ended October 3, 2003, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 30.8 million shares for the nine months ended October 1, 2004 and 37.9 million for the nine months ended October 3, 2003. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Basic:
Net income	$83,081	$43,763	$217,147	$109,983

Weighted shares outstanding	372,137	381,366	373,873	382,290

Net income per share	$0.22	$0.11	$0.58	$0.29

Diluted:
Net income	$83,081	$43,763	$217,147	$109,983

Weighted shares outstanding	372,137	381,366	373,873	382,290
Effect of dilutive securities:
Stock options and restricted stock	7,648	9,647	8,937	7,814

Diluted weighted shares outstanding	379,785	391,013	382,810	390,104

Net income per share	$0.22	$0.11	$0.57	$0.28

Note 5 – Deferred Income Taxes and Other Assets, Net:

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $40.8 million at October 1, 2004 and $34.1 million at January 2, 2004, and acquired intangible assets which are amortized on a straight-line basis over their estimated useful lives. Our acquired intangible assets were comprised of the following (in thousands):

	October 1, 2004			January 2, 2004
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Market ready technology	$21,168	$(21,122)	$46	$21,168	$(18,937)	$2,231
Other intangible assets	10,752	(6,241)	4,511	8,978	(4,606)	4,372

Total acquired intangible assets	$31,920	$(27,363)	$4,557	$30,146	$(23,543)	$6,603

Amortization of total acquired intangible assets was $0.6 million for the three months ended October 1, 2004 and was $2.4 million for the three months ended October 3, 2003. Amortization of acquired intangible assets was $3.8 million for the nine months ended October 1, 2004 and was $5.7 million for the nine months ended October 3, 2003. The estimated future amortization expense of acquired intangible assets as of October 1, 2004 was as follows (in thousands):

Years Ending December 31,
2004 (remaining three months)	$622
2005	2,014
2006	738
2007 and beyond	1,183

Total	$4,557

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

The following table summarizes the activity for the nine months ended October 1, 2004 and October 3, 2003 related to our product warranty liability, which was included in accrued liabilities in our consolidated balance sheets.

	Nine Months Ended
(In thousands),	Oct. 1, 2004	Oct. 3, 2003
Balance at beginning of the period	$2,095	$—
Provision	—	350
Payments, net of recovery	(268)	—

Balance at end of the period	$1,827	$350

Note 7 – Common Stock Repurchases:

In September 2004, our Board of Directors approved an increase in the shares authorized for repurchase from 78.0 million shares to 88.0 million shares. Share repurchase activities for the three and nine months ended October 1, 2004 and October 3, 2003 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Shares repurchased	1,158	2,940	7,646	6,498
Cost of shares repurchased	$23,171	$58,016	$163,705	$109,877
Average price per share	$20.01	$19.73	$21.41	$16.91

Since the inception of our repurchase program in 1996 through October 1, 2004, we have repurchased a total of 66.1 million shares of our common stock for an aggregate cost of $1.4 billion. All shares were retired upon acquisition. At October 1, 2004, 21.9 million shares remained authorized for repurchases under the plan.

In the fourth quarter, we entered into an agreement pursuant to SEC Rule 10b5-1 under which we have authorized a third party broker to repurchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

Note 8 – Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. On May 11, 2004, our stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares reserved for issuance from 74.0 million shares to 86.0 million shares. As of October 1, 2004, 14.0 million shares were available for future grants. The 1998 Director Stock Option Plan had 680,000 shares reserved for issuance and 164,167 shares were available for future grants.

Employee Stock Purchase Plan

On May 11, 2004, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 17.7 million shares to 18.7 million shares. As of the end of our fiscal third quarter of 2004, 3.2 million shares were available for future issuances under that plan. Sales under the Employee Stock Purchase Plan were 414,055 shares of common stock at an average price of $16.67 for the nine months ended October 1, 2004, and 567,328 shares of common stock at an average price of $10.56 per share for the nine months ended October 3, 2003.

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

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Reported net income	$83,081	$43,763	$217,147	$109,983
Add: Stock-based employee compensation expense included in reported net income, net of tax	100	1,771	1,523	5,658
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(25,078)	(22,388)	(76,367)	(71,895)

Pro forma net income	$58,103	$23,146	$142,303	$43,746

Pro forma net income per share:
Basic	$0.16	$0.06	$0.38	$0.11
Diluted	$0.16	$0.06	$0.38	$0.11
Reported net income per share:
Basic	$0.22	$0.11	$0.58	$0.29
Diluted	$0.22	$0.11	$0.57	$0.28

Note 9 – Income Taxes:

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

In the third quarter of 2004, an examination by the Hong Kong Inland Department of Revenue (“IRD”) of the tax returns of our wholly owned subsidiary, Altera International Limited, was concluded. An overall settlement was reached with the IRD covering fiscal years 1997 through 2003. During the quarter ended October 1, 2004, we recognized an income tax benefit of $17.1 million in our statement of income primarily as a result of this settlement.

Note 10 – Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for Altera’s fiscal year ending 2004. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) the commercial success of our new products; (2) trends in future sales; (3) our research and development efforts; (4) the benefits to gross margin from the sale of previously written-down inventory; and (5) our effective tax rate..

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

RESULTS OF OPERATIONS

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; low-cost, masked programmed HardCopy® structured ASIC devices; pre-defined design building blocks known as intellectual property, or IP, cores; and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. FPGAs, which represented 70% of our sales for the three months ended October 1, 2004 and 68% for the nine months ended October 1, 2004, consist of our Stratix®, Stratix GX, Stratix II, Cyclone™, APEX™, APEX II, FLEX®, ACEX®, Excalibur™, and Mercury™ families, and CPLDs, which represented 22% and 24% of our total sales during the same periods, consist of our MAX®, MAX II, and Classic™ families. Our products serve a wide range of markets, including communications, computer and storage, consumer, and industrial market segments.

We classify our products into three categories: New, Mainstream, and Mature and Other Products. During the fourth quarter of 2003, we updated our product categories, and all prior period data have been adjusted to reflect the following compositions:

•	New Products include the Stratix, Stratix II, Stratix GX, Cyclone, MAX 3000A, MAX II, and HardCopy families;

•	Mainstream Products include the APEX 20K, APEX 20KC, APEX 20KE, APEX II, FLEX 10KE, ACEX 1K, Excalibur, Mercury, MAX 7000A, and MAX 7000B families; and

•	Mature and Other Products include the FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic, and configuration families, mask programmed logic devices and other devices, software and other tools, and IP cores.

Sales during the three months ended October 1, 2004 were $264.6 million compared to $209.4 million for the three months ended October 3, 2003, representing a 26% increase in sales year-over-year. The increase was driven primarily by the sales of New Products which increased 212% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. FPGA sales accounted for 70% of total sales and grew 33% year-over-year, driven predominantly by increased sales of our Stratix and Cyclone families. CPLD sales accounted for 22% of total sales and increased 6% compared to the same period a year ago, driven primarily by increases in sales of our MAX 3000A family. Sales during the nine months ended October 1, 2004 were $776.5 million compared to $609.8 million for the nine months ended October 3, 2003, representing a 27% increase in sales year-over-year. These increases for the three and nine month periods were primarily due to higher unit sales in our New and Mainstream product categories, partially offset by routine declines in average unit selling prices in our Mainstream and Mature and Other categories.

Sales decreased 2% sequentially in the third quarter of 2004 due to lower end market demand especially in Europe. Despite the overall decrease, New Products continue to grow with a 25% sequential gain driven predominantly by the Stratix and Cyclone families as a number of customer programs entered volume production and prototyping activity continued to be strong.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004			Oct. 1, 2004	Oct. 3, 2003
New	32%	13%	25%	212%	25%	25%	10%	221%
Mainstream	39%	50%	43%	0%	-10%	43%	51%	7%
Mature and Other	29%	37%	32%	-2%	-11%	32%	39%	4%

Total Sales	100%	100%	100%	26%	-2%	100%	100%	27%

We expect that sales of the Stratix and Cyclone families will continue to increase over time as customer adoption of our New Products continues to be strong, and customers ramp their programs into volume production.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004			Oct. 1, 2004	Oct. 3, 2003
Communications	48%	43%	47%	42%	1%	46%	43%	36%
Industrial	27%	30%	29%	13%	-8%	29%	30%	22%
Consumer	14%	16%	14%	11%	-2%	14%	16%	15%
Computer and Storage	11%	11%	10%	22%	3%	11%	11%	25%

Total Sales	100%	100%	100%	26%	-2%	100%	100%	27%

In absolute dollars, sales in all four market segments provided growth for the three and nine months ended October 1, 2004 compared to the same periods a year ago as a result of increased usage of PLDs. Sales in the Communications market segment had the largest growth year-over-year driven primarily by increased penetration in the wireless subsegment.

While we expect that Communications will remain our largest market segment, we anticipate that the Industrial and Consumer market segments will continue to contribute significantly to our future growth. For the three and nine months ended October 1, 2004 and October 3, 2003, no single end customer provided more than 10% of our sales.

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential change, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004			Oct. 1, 2004	Oct. 3, 2003
North America	28%	33%	27%	5%	-1%	28%	33%	8%

Europe	22%	22%	24%	25%	-12%	23%	23%	31%
Japan	26%	24%	26%	39%	4%	26%	24%	35%
Asia Pacific	24%	21%	23%	46%	2%	23%	20%	47%

Total International	72%	67%	73%	37%	-2%	72%	67%	37%

Total Sales	100%	100%	100%	26%	-2%	100%	100%	27%

In absolute dollars, sales increased year-over-year in all geographies, but most significantly in the international geographies. The percentage of total sales represented by international locations increased year-over-year due to increased sales to end customers as well as the transfer of end customers’ business from North America to Asia Pacific. We expect that sales will continue to transfer from North America.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004	Oct. 1, 2004	Oct. 3, 2003
Gross Margin Percentage	69.4%	68.7%	69.9%	69.4%	68.0%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$3.3	$7.6	$4.4	$11.3	$25.9
Percentage of Sales	1.3%	3.6%	1.6%	1.5%	4.2%

The year-over-year increase in gross margin was primarily due to yield enhancements especially in newer products, as well as overall declines in material and subcontractor costs. Gross margin included benefits resulting from the sale of inventory previously written down in 2001. We anticipate such gross margin benefit will continue to decline over time.

As of October 1, 2004, the book value of the inventory written down in 2001 was zero while the cost basis was $17.0 million. The cost was comprised of $11.7 million of raw materials and work in process inventory and $5.3 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004			Oct. 1, 2004	Oct. 3, 2003
Research and Development	$48.3	$41.0	$42.7	18%	13%	$133.6	$137.3	-3%
Percentage of Sales	18%	20%	16%			17%	23%

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

Research and development expenses increased 18% for the three months ended October 1, 2004 over the same period a year ago. The increase was primarily attributable to increased spending on masks and prototype wafers for our next generation products and higher labor and benefit costs. Research and development expenses decreased 3% for the nine months ended October 1, 2004 over the same period a year ago. The decrease was primarily attributable to lower spending on prototype wafers, which was partially offset by increased spending on labor and benefit costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. As a result of the continuing investment in new products, we expect that our research and development costs will increase in absolute dollars during the fourth quarter of 2004 and into early 2005.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004			Oct. 1, 2004	Oct. 3, 2003
Selling, General, and Administrative	$53.6	$46.9	$52.7	14%	2%	$156.2	$136.7	14%
Percentage of Sales	20%	22%	20%			20%	22%

Selling, general, and administrative expenses primarily include salary expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased $6.7 million, or 14%, for the three months ended October 1, 2004 over the same period a year ago. The increase was primarily attributable to higher spending on labor costs, higher spending on commissions and incentives, and increased outside consulting expenses related to the initial adoption of Section 404 of the Sarbanes Oxley Act of 2002. Selling, general and administrative expenses increased $19.5 million, or 14%, for the nine months ended October 1, 2004 over the same period a year ago. The increase was primarily attributable to higher spending on labor and benefit costs, commissions and incentives, consulting and travel expenses.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change		Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Oct. 1, 2004	Oct. 3, 2003	July 2, 2004				Oct. 1, 2004	Oct. 3, 2003
Interest and Other Income, Net	$3.9	$4.0	$3.3	-	3%	18%	$10.9	$10.2	7%
Percentage of Sales	1%	2%	1%				1%	2%

Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities. Interest and other income during the three months ended October 1, 2004 remained relatively flat compared to the same period a year ago. The increase in interest and other income during the nine months ended October 1, 2004 compared to the same period a year ago was primarily due to a recognized loss of $3.1 million in the second quarter of 2003, partially offset by a decrease in interest income due to lower investment yields in 2004.

Provision for Income Taxes

Our effective tax rate for the three months ended October 1, 2004 was 3%, compared with 27% for the three months ended October 3, 2003. Our effective income tax rate for the nine months ended October 1, 2004 was 16%, compared with 27% for the nine months ended October 3, 2003.

An income tax benefit, primarily related to a settlement with the Hong Kong Inland Revenue Department for the tax years 1997 to 2003, contributed to a 20 percentage point rate decrease in our effective tax rate for the three months ended October 1, 2004, and a 7 percentage point rate decrease for the nine months ended October 1, 2004. The remaining decrease in our effective tax rate over the prior periods is due to a favorable change in the geographic mix of income, partially offset by smaller benefits from tax-exempt income and research and development tax credits. We expect our effective tax rate to return to 23% in the fourth quarter.

Financial Condition, Liquidity, and Capital Resources

We ended the third quarter of 2004 with $1.1 billion of cash, cash equivalents, and short-term investments available to finance our operating activities and future growth. We currently use cash generated from operations to support our operating activities, capital expenditures, and acquisitions and investments. We also use our available cash for repurchases of our common stock under our stock repurchase program. As of October 1, 2004, we had no borrowings.

Cash provided by operating activities was $259.1 million for the nine months ended October 1, 2004. Our positive cash flows from operating activities were primarily attributable to net income, adjusted for non-cash items. Working capital uses of cash included increases in inventories and cash advances to distributors. Working capital sources of cash included a decrease in accounts receivable primarily due to timing of shipments and customer payments, and an increase in accounts payable and accrued liabilities.

Cash provided by investing activities was $237.1 million for the nine months ended October 1, 2004, and consisted primarily of proceeds from the maturity and sale of investments, net of purchases, of $254.7 million. We also spent $15.8 million to purchase property and equipment for the nine months ended October 1, 2004.

Cash used for financing activities of $137.2 million resulted from repurchases of our common stock of $163.7 million, which was partially offset by net proceeds of $26.5 million from the issuance of our common stock to employees through various stock option plans. We expect that we will continue to use a portion of our available capital to repurchase shares.

We believe our current cash and cash equivalents, investments and cash generated from operations will satisfy our working capital requirements for the foreseeable future.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and if the subcontractor has commenced production to satisfy our order, we are ultimately obligated to pay for the materials and services. As of October 1, 2004, we had less than $100.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2010. There had been no significant changes to our operating lease obligations since our 2003 fiscal year end. We also enter into various non-cancelable contracts to acquire goods and services in the normal course of business.

Impact of Currency Translation and Inflation

We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of October 1, 2004, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

In September 2004, our Board of Directors approved an increase in the shares authorized for repurchase from 78.0 million shares to 88.0 million shares. Share repurchase activities for the three and nine months ended October 1, 2004 and October 3, 2003 were as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct. 1, 2004	Oct. 3, 2003	Oct. 1, 2004	Oct. 3, 2003
Shares repurchased	1.2	2.9	7.6	6.5
Cost of shares repurchased	$23.2	$58.0	$163.7	$109.9
Average price per share	$20.01	$19.73	$21.41	$16.91

Since the inception of our repurchase program in 1996 through October 1, 2004, we have repurchased a total of 66.1 million shares of our common stock for an aggregate cost of $1.4 billion. All shares were retired upon acquisition. At October 1, 2004, 21.9 million shares remained authorized for repurchases under the plan.

In the fourth quarter, we entered into an agreement pursuant to SEC Rule 10b5-1 under which we have authorized a third party broker to repurchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for Altera’s fiscal year ending 2004. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

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

Our investment portfolio consisted of fixed income securities of $1.1 billion as of October 1, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of October 1, 2004, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at October 1, 2004, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings.

As required by Section 404 of the Sarbanes-Oxley act, we are conducting a thorough review of all of our internal control processes and procedures. This review has highlighted a number of processes where we have the opportunity to improve internal controls. As previously disclosed in our quarterly report for the period ending July 2, 2004, we intend to further strengthen access controls to sensitive financial systems and subsystems, further segregate duties in the accounts payable function and in the disbursements processes of some of our offshore locations, and strengthen our procedures and practices governing formal approval of journal entries and accounting for local sales and use tax. We made substantial progress in these areas in the third quarter and intend further enhancements in the coming quarter.

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

As previously reported in our Annual Report on Form 10-K for the year ended January 2, 2004, we are currently involved in litigation with Clear Logic Inc. There were no material developments in the case during the quarter ended October 1, 2004.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Period (in thousands, except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional shares authorized for repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/3/04 – 7/30/04	544	$19.88	544	—	12,482
7/31/04 – 8/27/04	614	$20.12	614	—	11,868
8/28/04 – 10/2/04	—	—	—	10,000	21,868

Total	1,158	$20.01	1,158	10,000	21,868

(1)	No shares were purchased outside of publicly announced plans or programs.

The company repurchases shares under the program announced on July 15, 1996 that has no specified expiration. As of October 1, 2004, the Board of Directors had authorized, since the inception of the program, a total of 88.0 million shares for repurchase. No existing repurchase plans or programs expired, nor has the company decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which the company does not intend to make further purchases.

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

We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. The option grant dilution percentage for the nine months ended October 1, 2004 was 4.5%. We also have a share repurchase program under which we regularly repurchase shares from the open market to offset dilution related to our option program.

Our named executive officers, or NEOs, did not receive stock option grants in fiscal 2003 but instead received a grant on January 5, 2004. These grants amounted to 7.4% of approximately 17.8 million total options granted. For comparison purposes, our NEOs for the first nine months of 2004 are defined as the Chief Executive Officer and the four other most highly compensated executive officers as disclosed in our 2003 Proxy Statement filed with the SEC in April 2004. For additional information regarding options granted to our NEOs in 2003 and 2002, please refer to the “Executive Compensation” section of our 2003 and 2002 Proxy Statements filed with the SEC.

A summary of the distribution and dilutive effect of options granted is as follows:

	2004 YTD	2003		2002
Net grants during the period as percentage of outstanding shares	4.5%	N/A	(1)	2.4%
Grants to NEOs during the period as percentage of total options granted	7.4%	—		14.0%
Grants to NEOs during the period as percentage of outstanding shares	0.4%	—		0.5%
Cumulative options held by NEOs as percentage of total options outstanding	14.4%	16.4%		13.4%

(1)	Dilution percentage calculation is negative and therefore does not provide a meaningful comparison with prior periods.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the first nine months of 2004 is as follows (in thousands, except price per share amounts):

	Shares Available for Options	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
January 2, 2004	18,933	51,209	$16.21
Additional shares reserved	12,000	—	—
Grants(1)	(17,802)	17,802	22.82
Exercises	—	(3,371)	5.81
Forfeitures	1,079	(1,079)	22.29

October 1, 2004	14,210	64,561	$18.47

(1)	Grants in the first nine months of 2004 included 4.3 million shares of our common stock granted in exchange of surrendered options under the Stock Option Exchange Program. In addition, these grants included deferred focal grants of 1.8 million shares for employees who participated in this exchange program.

A summary of outstanding in-the-money and out-of-the-money options and related weighted average exercise prices as of October 1, 2004 is as follows (in thousands, except price per share amounts):

	Exercisable		Unexercisable		Total
	Shares	Price	Shares	Price	Shares	Price
In-the-Money	20,229	$10.06	7,383	$14.67	27,612	$11.29
Out-of-the-Money	14,754	24.77	22,195	23.23	36,949	23.84

Total Options Outstanding	34,983	$16.26	29,578	$21.09	64,561	$18.47

In-the-money options are options with an exercise price (the amount of money the employee would have to pay to exercise the options) that is less than $20.26 per share, which was the closing market price of our common stock as reported on the Nasdaq National Market as of October 1, 2004. We include in-the-money options in computing diluted income per share. Out-of-the-money stock options are excluded in this calculation, as their effect is anti-dilutive.

The following table provides the specified information concerning exercises of options to purchase our common stock during the first nine months of 2004 and the value of unexercised options held by our NEOs at October 1, 2004:

Name	Number of Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options at Oct. 1, 2004		Dollar Value of Unexercised In-the-Money Options at Oct. 1, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Daane	—	$—	1,656,250	1,343,750	$1,389,063	$1,785,938
Denis M. Berlan	241,000	4,335,925	1,735,375	680,625	15,557,888	892,969
Nathan M. Sarkisian	200,000	2,634,911	840,700	572,500	4,688,617	714,375
Eric Cleage	—	—	978,959	449,375	5,702,411	535,781
Jordan S. Plofsky	—	—	507,083	512,917	555,625	714,375

(1)	Amounts reflecting gains on outstanding stock options are based on the closing market price of our common stock as reported on the Nasdaq National Market as of Oct. 1, 2004 of $20.26 per share.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of October 1, 2004 (in thousands, except footnotes and price per share amounts):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	64,473		$18.49	17,397	(1)
Equity Compensation Plans not Approved by Shareholders	—		—	—

Total	64,473	(2)	$18.49	17,397

(1)	Consists of 14,046,059 shares available for future issuance under our 1996 Stock Option Plan, 164,167 shares available for future issuance under our 1998 Director Stock Option Plan, and 3,186,681 shares available for future issuance under our 1987 Employee Stock Purchase Plan.
(2)	Does not include information for options assumed in connection with mergers and acquisitions. As of October 1, 2004, a total of 88,677 shares of our common stock with a weighted-average exercise price of $4.90 were issuable upon exercise of such outstanding options.

ITEM 6:	Exhibits

Exhibit No.		Description

#10.1	+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.

#31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.		Description

#10.1	+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.

#31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6(a) thereof.