Form 10-Q
period 2005-04-01
ALTERA CORP
filed 2005-05-10
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Number of shares of common stock outstanding at April 29, 2005: 371,588,397

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$631,153	$579,936
Short-term investments	578,317	623,312

Total cash, cash equivalents, and short-term investments	1,209,470	1,203,248
Accounts receivable, net of allowance for doubtful accounts of $5,057 for both periods	113,832	67,522
Inventories	55,604	67,454
Deferred income taxes	82,066	85,582
Deferred compensation plan assets	58,965	56,148
Other current assets	50,335	57,143

Total current assets	1,570,272	1,537,097

Property and equipment, net	158,145	159,587
Deferred income taxes and other assets, net	49,391	49,982

	$1,777,808	$1,746,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,072	$31,507
Accrued liabilities	23,912	23,983
Accrued compensation	37,546	47,949
Deferred compensation plan obligations	58,965	56,148
Deferred income and allowances on sales to distributors	225,186	221,081
Income taxes payable	93,268	87,374

Total current liabilities	467,949	468,042

Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; 372,385 and 373,759 shares issued and outstanding, respectively	372	374
Capital in excess of par value	384,077	386,058
Retained earnings	926,917	893,564
Deferred stock-based compensation	(253)	(328)
Accumulated other comprehensive loss	(1,254)	(1,044)

Total stockholders’ equity	1,309,859	1,278,624

	$1,777,808	$1,746,666

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2005	April 2, 2004
Net sales	$264,822	$242,908
Cost of sales	83,890	75,841

Gross margin	180,932	167,067

Operating expenses:
Research and development	51,389	42,582
Selling, general, and administrative	54,334	49,878

Total operating expenses	105,723	92,460

Income from operations	75,209	74,607
Interest and other income, net	4,498	3,736

Income before income taxes	79,707	78,343
Provision for income taxes	(15,941)	(19,586)

Net Income	$63,766	$58,757

Income per share:
Basic	$0.17	$0.16

Diluted	$0.17	$0.15

Shares used in computing per share amounts:
Basic	372,881	375,736

Diluted	379,443	385,793

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	April 1, 2005	April 2, 2004
Cash Flows from Operating Activities:
Net income	$63,766	$58,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,606	9,598
Amortization of deferred stock-based compensation	75	1,502
Deferred income tax provision	3,642	(2,103)
Tax benefit from stock plans	3,700	5,800
Changes in assets and liabilities:
Accounts receivable, net	(46,310)	(42,445)
Inventories	11,850	(2,091)
Other assets	6,775	(9,552)
Accounts payable and accrued liabilities	(14,977)	19,570
Deferred income and allowances on sales to distributors	4,105	17,390
Income taxes payable	5,894	(2,343)

Cash provided by operating activities	46,126	54,083

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,540)	(4,412)
Purchases of available-for-sale investments	(70,946)	(39,646)
Proceeds from the maturity and sale of available-for-sale investments	101,135	78,130
Proceeds from the maturity of held-to-maturity investments	14,470	41,977
Purchases of intangible assets	—	(610)

Cash provided by investing activities	39,119	75,439

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	7,301	8,120
Repurchases of common stock	(43,396)	(51,617)
Increase in book overdrafts	2,067	1,512

Cash used for financing activities	(34,028)	(41,985)

Net increase in cash and cash equivalents	51,217	87,537
Cash and cash equivalents at beginning of period	579,936	258,831

Cash and cash equivalents at end of period	$631,153	$346,368

Cash paid during the period for:
Income taxes paid, net	$2,766	$18,034

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2004 balance sheet was derived from our audited financial statements included in our 2004 Annual Report on Form 10-K. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed on March 11, 2005 with the Securities and Exchange Commission, or SEC. The results of operations for the three months ended April 1, 2005 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Balance Sheet Details:

Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. We have made reclassifications during the first quarter of 2005 from other current assets to deferred compensation plan assets and from accrued liabilities to deferred compensation plan obligations. Such reclassifications, totaling $56.1 million at December 31, 2004, are reflected in our prior year’s condensed consolidated balance sheet.

Inventories at April 1, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	April 1, 2005	December 31, 2004
Raw materials and work in process	$43,147	$55,637
Finished goods	12,457	11,817

Total inventories	$55,604	$67,454

We realized gross margin benefits of $3.5 million for the three months ended April 1, 2005 and $3.6 million for the three months ended April 2, 2004, resulting from the sale of inventory written down in 2001. As of April 1, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $10.5 million. The cost basis was comprised of $7.3 million of raw materials and work in process inventory and $3.2 million of finished goods inventory.

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a reduction to deferred income and allowances on sales to distributors. Such advances totaled $50.2 million at April 1, 2005 and $49.7 million at December 31, 2004. The second component is, in substance, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $33.8 million at April 1, 2005 and $38.8 million at December 31, 2004.

Property and equipment at April 1, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	April 1, 2005	December 31, 2004
Land	$30,779	$30,779
Buildings	121,462	121,378
Equipment and software	196,648	201,277
Office furniture and fixtures	19,943	20,291
Leasehold improvements	6,782	6,813

Property and equipment, at cost	375,614	380,538
Accumulated depreciation and amortization	(217,469)	(220,951)

Property and equipment, net	$158,145	$159,587

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows:

	Three Months Ended
(in thousands)	April 1, 2005	April 2, 2004
Net income	$63,766	$58,757
Change in unrealized (losses) gains on investments	(336)	605
Income tax benefit (provision)	126	(227)

Comprehensive income	$63,556	$59,135

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized loss on investments, net of tax.

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 42.2 million shares for the three months ended April 1, 2005 and 29.6 million shares for the three months ended April 2, 2004, as their effect is anti-dilutive. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(in thousands, except per share amounts)	April 1, 2005	April 2, 2004
Basic:
Net income	$63,766	$58,757

Weighted shares outstanding	372,881	375,736

Net income per share	$0.17	$0.16

Diluted:
Net income	$63,766	$58,757

Weighted shares outstanding	372,881	375,736
Effect of dilutive securities:
Stock options and restricted stock	6,562	10,057

Diluted weighted shares outstanding	379,443	385,793

Net income per share	$0.17	$0.15

Note 5 – Deferred Income Taxes and Other Assets, Net:

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $43.9 million at April 1, 2005 and December 31, 2004, and acquired intangible assets. Our acquired intangible assets are amortized on a straight-line basis over their estimated useful lives and were comprised of the following:

	April 1, 2005			December 31, 2004
(in thousands)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Market ready technology	$21,168	$(21,161)	$7	$21,168	$(21,142)	$26
Other intangible assets	10,779	(7,455)	3,324	10,779	(6,850)	3,929

Total acquired intangible assets	$31,947	$(28,616)	$3,331	$31,947	$(27,992)	$3,955

Amortization of acquired intangible assets was $0.6 million for the three months ended April 1, 2005 and was $2.6 million for the three months ended April 2, 2004. The estimated future amortization expense of acquired intangible assets as of April 1, 2005 was as follows:

Year	(In thousands)

2005	$1,819
2006	1,339
2007	173
2008 and beyond	—

Total	$3,331

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

The following table summarizes the activity related to our product warranty liability for the three months ended April 1, 2005 and April 2, 2004, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Three months ended
(In thousands)	Apr. 1, 2005	Apr. 2, 2004
Balance at beginning of the period	$1,822	$2,095
Provision	—	—
Payments, net of recovery	(74)	(195)

Balance at end of the period	$1,748	$1,900

Note 7 – Common Stock Repurchases:

Share repurchase activities for the three months ended April 1, 2005 and April 2, 2004 were as follows:

	Three Months Ended
(In thousands, except per share amounts)	Apr. 1, 2005	Apr. 2, 2004
Shares repurchased	2,255	2,322
Cost of shares repurchased	$43,396	$51,617
Average price per share	$19.25	$22.23

Since the inception of our repurchase program in 1996 through April 1, 2005, we have repurchased a total of 69.0 million shares of our common stock for an aggregate cost of $1.5 billion. All shares were retired upon acquisition. At April 1, 2005, 19.0 million shares remained authorized for repurchases under the plan.

Note 8 – Stock-Based Compensation Plans:

We currently have three stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. We currently grant stock options under two plans: the 1996 Stock Option Plan, which provides for the periodic issuance of stock options to our employees, and the 1998 Director Stock Option Plan, which provides for the periodic issuance of stock options to members of our Board of Directors who are not employees. The majority of the options granted under these plans generally vest over four years. All options have a maximum term of ten years. As of April 1, 2005, the 1996 Stock Option Plan had 73.8 million shares reserved for future issuance, of which 8.9 million shares were available for future grants. The 1998 Director Stock Option Plan had 610,000 shares reserved for issuance, of which 164,167 shares were available for future grants.

Employee Stock Purchase Plan

As of the end of our fiscal first quarter of 2005, 2.8 million shares were available for future issuances under this plan. We had no issuances under the Employee Stock Purchase Plan during the first three months of 2005.

Pro Forma Net Income and Net Income Per Share

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. For the three months ended April 1, 2005, we modified our volatility assumption to consider both historical and implied volatility for options granted during the quarter. Previously, we considered only historical volatility in deriving our volatility assumption. We will continue to monitor and refine volatility and other assumptions used to compute the fair value of option grants, as appropriate.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards:

	Three Months Ended
(in thousands, except per share amounts)	Apr. 1, 2005	Apr. 2, 2004
Reported net income	$63,766	$58,757
Add: Stock-based employee compensation expense included in reported net income, net of tax	50	1,076
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	(19,939)	(27,599)

Pro forma net income	$43,877	$32,234

Pro forma net income per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Reported net income per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.15

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

Subsequent to our quarter-end, we received notification that outstanding Federal and California income tax audits of our tax returns have been concluded. The resolution of these audits will reduce recorded income tax liability by approximately $15 million to $20 million and the impact of the settlements will be reflected as a reduction to our effective tax rate for the second quarter of 2005.

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the Plan”). Our Retirement Plans Committee administers the Plan. At April 1, 2005, there were approximately 130 participants in the Plan who self-direct their investments deferred under the Plan. In the event the company becomes insolvent, Plan assets are subject to the claims of the general creditors. Since the inception of the Plan, we have not made any matching or discretionary contributions to the Plan and Plan participants are prohibited from investing in Altera stock. There are no Plan provisions that provide for any guarantees or minimum return on investments.

Beginning in the first quarter of 2005, we account for investment income earned by the Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the first quarter ended April 1, 2005, the market value of Plan assets declined by $1.2 million. This market decline resulted in a $1.2 million unfavorable impact to other income and a favorable impact to operating expenses, reducing selling, general and administrative expenses by $0.8 million and research and development expenses by $0.4 million. Prior to the quarter ended April 1, 2005, investment income earned by the Plan and the corresponding compensation expense were included, net, in interest and other income. Income earned by the Plan does not, nor has it ever impacted our income before income taxes, net income or cash balances.

Note 11 – Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. Altera is therefore required to implement the standard beginning in its fiscal year 2006. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, although it will have no impact on our cash flow.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) the commercial success of our new products; (3) the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments; (4) trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other semiconductor alternatives, the geographic mix of our sales and our belief that maintaining or increasing market share in the FPGA product sub-segment is important to our success; and (5) our effective tax rate.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described below under “Risk Factors” and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) taxes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property, or IP, cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix®, Stratix II, Stratix GX, Cyclone™, Cyclone II, MAX® 3000A, MAX II, HardCopy®, and HardCopy II families;

•	Mainstream Products include the APEX™ 20K, APEX 20KC, APEX 20KE, APEX II, FLEX® 10KE, ACEX® 1K, Excalibur™, Mercury™, MAX 7000A, and MAX 7000B families; and

•	Mature and Other Products include the FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic™, and configuration families, other masked programmed logic devices and other devices, software and other tools, and IP cores.

Sales were $264.8 million during the three months ended April 1, 2005, compared to $242.9 million for the three months ended April 2, 2004, representing a 9% increase in sales year-over-year. The increase was driven primarily by the sales of New Products which increased 96% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. New Products continue to lead our revenue growth and have achieved record levels on both an absolute dollar basis, $91.2 million, as well as a percentage of total sales, 34.4%. The year-over-year sales increase was also due to higher unit sales of our New Products, partially offset by routine declines in average unit selling prices in our Mainstream and Mature and Other categories.

Sales increased 10% sequentially to $264.8 million in the first quarter of 2005 from $239.9 million in the fourth quarter of 2004. In absolute dollars, approximately half of the revenue growth was driven by our Mainstream products as end market conditions improved from the second half of 2004. The remaining sequential growth was driven primarily by New Product sales as customer adoption of these products continues to be strong, and customers ramp their programs into volume production. No single end customer provided more than 10% of our sales for the three months ended April 1, 2005 and April 2, 2004.

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix GX, Stratix II, Cyclone, Cyclone II, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy and other masked programmed logic devices, configuration devices, software and other tools and IP cores. Our sales of FPGAs and CPLDs, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	Apr. 1, 2005	Apr. 2, 2004	Dec 31, 2004
FPGA	69%	66%	69%	13%	9%
CPLD	21%	26%	22%	-10%	9%
Other	10%	8%	9%	34%	22%

Total Sales	100%	100%	100%	9%	10%

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	Apr. 1, 2005	Apr. 2, 2004	Dec 31, 2004
New	34%	19%	33%	96%	16%
Mainstream	39%	46%	37%	-7%	15%
Mature and Other	27%	35%	30%	-17%	-1%

Total Sales	100%	100%	100%	9%	10%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change
	Apr. 1, 2005	Apr. 2, 2004	Dec. 31, 2004		Sequential Change
Communications	47%	42%	41%	21%	28%
Industrial	25%	32%	32%	-14%	-15%
Consumer	17%	15%	16%	20%	13%
Computer and Storage	11%	11%	11%	13%	19%

Total Sales	100%	100%	100%	9%	10%

In absolute dollars, sales grew across all market segments with the exception of the Industrial segment for the three months ended April 1, 2005 compared to the same period a year ago. The Communications segment increased 21% year-over-year primarily due to improved market conditions in the wireless and wireline subsegments. The Consumer segment increased 20% as a result of strength in the display market and recent design wins which ramped into production. The Computer and Storage segment increased 13% due to strength in the storage and computing subsegments. The Industrial segment decreased 14% due to decreases in the military, medical, and industrial subsegments. We expect the Communications segment to continue to be the largest market segment as a percentage of our sales.

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change
	Apr. 1, 2005	Apr. 2, 2004	Dec. 31, 2004		Sequential Change
North America	24%	30%	29%	-11%	-7%
Europe	27%	24%	22%	21%	36%
Japan	25%	25%	24%	12%	15%
Asia Pacific	24%	21%	25%	21%	4%

Total International	76%	70%	71%	18%	18%

Total Sales	100%	100%	100%	9%	10%

In absolute dollars, sales increased in all international geographies for the three months ended April 1, 2005, compared to the same period a year ago, while North America sales decreased. International sales, as a percentage of sales, continues to grow year over year due to sales strengths at these international locations, as well as the continuing transfer of end customer manufacturing from North America to international locations mainly within the Asia Pacific regions. We expect international sales to continue to represent the majority of our sales.

Gross Margin

	Three Months Ended
(Dollars in millions)	Apr. 1, 2005	Apr. 2, 2004	Dec. 31, 2004
Gross Margin Percentage	68.3%	68.8%	69.8%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$3.5	$3.6	$3.4
Percentage of Sales	1.3%	1.5%	1.4%

Gross margin decreased 50 basis points for the three months ended April 1, 2005 compared to the same period a year ago. The decrease was primarily due to routine decreases in selling prices, partially offset by increasing yields on our New Products.

The gross margin benefit resulting from the sale of inventory written down in 2001 will continue to decline and will be near zero by the end of 2005. As of April 1, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $10.5 million. The cost was comprised of $7.3 million of raw materials and work in process inventory and $3.2 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change
(Dollars in millions)	Apr. 1, 2005	Apr. 2, 2004	Dec 31, 2004		Sequential Change
Research and Development	$51.4	$42.6	$46.9	$8.8	$4.5
Percentage of Sales	19%	17%	20%

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, and depreciation. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores.

Research and development expenses increased 21% for the three months ended April 1, 2005 compared to the same period a year ago primarily due to higher spending on masks and prototype wafers for our next generation products and higher labor costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy II families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. As a result of the continuing investment in new products, we expect that our research and development costs will increase in absolute dollars in the second quarter of 2005 and will decrease each subsequent quarter for the balance of the year as we complete our latest new product roll-outs.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change
(Dollars in millions)	Apr. 1, 2005	Apr. 2, 2004	Dec. 31, 2004		Sequential Change
Selling, General, and Administrative	$54.3	$49.9	$54.6	$4.4	$(0.3)
Percentage of Sales	21%	21%	23%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 9%, for the three months ended April 1, 2005 compared to the same period a year ago. The increase was primarily attributable to higher spending on labor and employee related costs. We expect that our selling, general and administrative costs will continue to increase in absolute dollars throughout the remainder of 2005.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change
(Dollars in millions)	Apr. 1, 2005	Apr. 2, 2004	Dec. 31, 2004		Sequential Change
Interest and Other Income, Net	$4.5	$3.7	$5.0	$0.8	$(0.5)
Percentage of Sales	2%	2%	2%

Interest and other income consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (the Plan). Interest income increased by approximately $2.0 million compared to the same period a year ago primarily due to higher investment yields.

During the first quarter ended April 1, 2005, the market value of the Plan assets declined by $1.2 million. This market decline resulted in a $1.2 million unfavorable impact to other income and a favorable impact to operating expenses, reducing selling, general and administrative expenses by $0.8 million and research and development expenses by $0.4 million. There was no impact to income before income taxes, net income or cash balances. See “Note 10 – Nonqualified Deferred Compensation Plan” for background information regarding the Plan.

Provision for Income Taxes

Our effective tax rate for the three months ended April 1, 2005 was 20%, compared with 25% for the three months ended April 2, 2004. The decrease in our effective tax rate over the same period a year ago was due to a favorable change in the geographic mix of income.

Subsequent to our quarter-end, we received notification that outstanding Federal and California income tax audits of our tax returns have been concluded. The resolution of these audits will reduce recorded income tax liability by approximately $15 million to $20 million and the impact of the settlements will be reflected as a reduction to our effective tax rate for the second quarter of 2005.

Financial Condition, Liquidity, and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flow and remain debt-free. We also use a portion of our available cash for repurchases of our common stock under our stock repurchase program. Our cash, cash equivalents, and short-term investments were $1,209.5 million, or 68% of total assets, at April 1, 2005; and $1,203.2 million, or 69% of total assets, at December 31, 2004. We believe our current cash, cash equivalents, short-term investments and anticipated cash generated from operations will be adequate to finance our operations for at least the next year.

Working Capital

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. Working capital increased $33.2 million to $1,102.3 million as of April 1, 2005 from $1,069.1 million as of December 31, 2004 primarily as a result of the following:

•	Accounts receivable increased by $46.3 million due to an increase in gross billings during the quarter as distributors accumulated inventory towards the end of the quarter. Days sales outstanding were 39 at April 1, 2005 compared to 26 at December 31, 2004.

•	Accounts payable and accrued expenses decreased by $10.1 million mainly due to decreased accrued benefits costs as a result of annual bonus payments.

These increases in working capital were partially offset by the following decreases:

•	Inventories decreased by $11.9 million as we decreased our inventory level for our Mainstream and Mature and Other products. Months supply on hand for Altera inventory were 2.0 at April 1, 2005 and 2.8 at December 31, 2004.

•	Deferred revenue increased by $4.1 million as distributors maintained a higher inventory level compared to a quarter ago.

Cash Flows

	Three Months Ended
(In thousands)	April 1, 2005	April 2, 2004

Net cash provided by operating activities	$46,126	$54,083
Net cash provided by investing activities	39,119	75,439
Net cash used for financing activities	(34,028)	(41,985)

Net increase in cash and cash equivalents	$51,217	$87,537

Cash provided by operating activities was $46.1 million for the three months ended April 1, 2005. Our positive cash flow from operating activities was primarily attributable to net income, adjusted for non-cash items, which was partially offset by net changes in assets and liabilities as discussed above.

Cash provided by investing activities was $39.1 million for the three months ended April 1, 2005 and consisted primarily of proceeds from the maturity and sale of investments, net of purchases, of $44.7 million. We also spent $5.5 million on capital expenditures.

Cash used for financing activities of $34.0 million resulted from repurchases of common stock of $43.4 million, which was partially offset by net proceeds of $7.3 million from the issuance of common stock to employees through our stock option plans.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of April 1, 2005, we had less than $125.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2010. There had been no significant changes to our operating lease obligations since our 2004 fiscal year end. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of April 1, 2005, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Share repurchase activities for the three months ended April 1, 2005 and April 2, 2004 were as follows:

	Three Months Ended
(In thousands, except per share amounts)	Apr. 1, 2005	Apr. 2, 2004
Shares repurchased	2,255	2,322
Cost of shares repurchased	$43,396	$51,617
Average price per share	$19.25	$22.23

Since the inception of our repurchase program in 1996 through April 1, 2005, we have repurchased a total of 69.0 million shares of our common stock for an aggregate cost of $1.5 billion. All shares were retired upon acquisition. At April 1, 2005, 19.0 million shares remained authorized for repurchases under the plan.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. Altera is therefore required to implement the standard beginning in its fiscal year 2006. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107 in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our result of operations, although it will have no negative impact on our cash flow.

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

(1)	Our financial results depend on our ability to compete successfully in the highly competitive semiconductor industry.

(2)	Our future success depends on our ability to define, develop, and manufacture technologically-advanced products.

(3)	We depend entirely on independent subcontractors to supply us with finished silicon wafers.

(4)	We depend on independent subcontractors, located in Asia, to assemble and test our semiconductor products.

(5)	Conditions outside the control of our independent subcontractors may impact their business operations.

(6)	Our intellectual property rights may not provide meaningful protection from our competitors.

(7)	We are at risk of intellectual property infringement claims by third parties.

(8)	We may incur warranty-related liabilities.

(9)	We may be subject to product liability claims.

(10)	We depend on distributors to generate sales and fulfill our customer orders.

(11)	The length of our design-in and sales cycle could impact our future sales.

(12)	We depend on international sales for a majority of our total sales.

(13)	Our business is subject to tax risks associated with being a multinational corporation.

(14)	Our gross margins are subject to fluctuations due to many factors.

(15)	Our financial results are affected by general economic conditions and the cyclical nature of the semiconductor industry.

(16)	We carry only limited insurance coverages.

For a discussion of these risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consisted of fixed income securities of $1.2 billion as of April 1, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of April 1, 2005, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at April 1, 2005, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in meeting the criteria above.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the last fiscal quarter that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

PART II	OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2005, we repurchased shares of our common stock as follows:

Period (in thousands, except footnotes and price per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05-1/28/05	1,165	$18.60	1,165	—	20,096
1/29/05-2/25/05	360	19.63	360	—	19,736
2/26/05-4/1/05	730	20.09	730	—	19,006

Total	2,255	$19.25	2,255	—	19,006

(1)	No shares were purchased outside of publicly announced plans or programs.

The company repurchases shares under the program announced on July 15, 1996 that has no specified expiration. As of April 1, 2005, the Board of Directors had authorized, since the inception of the program, a total of 88.0 million shares for repurchase. No existing repurchase plans or programs expired, nor has the company decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which the company does not intend to make further purchases.

ITEM 6:	Exhibits

Exhibit No.	Description

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer) Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description
#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.