Form 10-Q
period 2005-07-01
ALTERA CORP
filed 2005-08-09
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding at July 29, 2005: 372,559,302

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	July 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$749,350	$579,936
Short-term investments	453,683	623,312

Total cash, cash equivalents, and short-term investments	1,203,033	1,203,248
Accounts receivable, net of allowance for doubtful accounts of $5,057 for both periods	146,252	67,522
Inventories	63,588	67,454
Deferred income taxes	90,476	85,582
Deferred compensation plan assets	57,134	56,148
Other current assets	57,618	57,143

Total current assets	1,618,101	1,537,097
Long-term investments	72,301	—
Property and equipment, net	156,937	159,587
Deferred income taxes and other assets, net	47,321	49,982

	$1,894,660	$1,746,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,962	$31,507
Accrued liabilities	22,498	23,983
Accrued compensation	38,033	47,949
Deferred compensation plan obligations	57,134	56,148
Deferred income and allowances on sales to distributors	255,554	221,081
Income taxes payable	106,242	87,374

Total current liabilities	513,423	468,042

Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; 373,444 and 373,759 shares issued and outstanding, respectively	373	374
Capital in excess of par value	414,030	386,058
Retained earnings	967,709	893,564
Deferred stock-based compensation	(184)	(328)
Accumulated other comprehensive loss	(691)	(1,044)

Total stockholders’ equity	1,381,237	1,278,624

	$1,894,660	$1,746,666

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales	$285,477	$268,972	$550,299	$511,880
Costs of Sales	90,592	81,026	174,482	156,867

Gross margin	194,885	187,946	375,817	355,013

Operating expenses:
Research and development expenses	55,340	42,738	106,729	85,320
Selling, general, and administrative expenses	55,895	52,712	110,229	102,590

Total operating expenses	111,235	95,450	216,958	187,910

Income from operations	83,650	92,496	158,859	167,103
Interest and other income, net	8,058	3,272	12,556	7,008

Income before income taxes	91,708	95,768	171,415	174,111
Provision for income taxes	(24,142)	(20,459)	(40,083)	(40,045)

Net income	$67,566	$75,309	$131,332	$134,066

Income per share:
Basic	$0.18	$0.20	$0.35	$0.36

Diluted	$0.18	$0.20	$0.35	$0.35

Shares used in computing per share amounts:
Basic	373,040	373,696	372,961	374,723

Diluted	379,585	382,819	379,514	384,314

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash Flows from Operating Activities:
Net income	$131,332	$134,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,697	16,799
Amortization of deferred stock-based compensation	144	2,112
Deferred income tax benefit	(4,251)	(3,720)
Tax benefit from stock plans	14,100	15,500
Changes in assets and liabilities:
Accounts receivable, net	(78,730)	(45,350)
Inventories	3,866	(5,662)
Other assets	97	(13,904)
Accounts payable and accrued liabilities	(8,565)	26,718
Deferred income and allowances on sales to distributors	34,473	23,836
Income taxes payable	18,868	593

Cash provided by operating activities	126,031	150,988

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,812)	(9,960)
Purchases of available-for-sale investments	(167,884)	(70,298)
Proceeds from the maturity and sale of available-for-sale investments	251,306	188,569
Proceeds from the maturity of held-to-maturity investments	14,470	47,015
Purchases of intangible assets	—	(1,766)

Cash provided by investing activities	87,080	153,560

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	38,070	21,465
Repurchases of common stock	(81,386)	(140,534)
(Decrease)/increase in book overdrafts	(381)	14,407

Cash used for financing activities	(43,697)	(104,662)

Net increase in cash and cash equivalents	169,414	199,886
Cash and cash equivalents at beginning of period	579,936	258,831

Cash and cash equivalents at end of period	$749,350	$458,717

Cash paid during the period for:
Income tax payments, net of refunds	$13,570	$27,368

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed on March 11, 2005 with the Securities and Exchange Commission, or SEC. The results of operations for the three and six months ended July 1, 2005 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Balance Sheet Details:

Balance Sheet Reclassification

Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. We made reclassifications during the first quarter of 2005 from other current assets to deferred compensation plan assets and from accrued liabilities to deferred compensation plan obligations. Such reclassifications, totaling $56.1 million at December 31, 2004, are reflected in our prior year’s condensed consolidated balance sheet. Reclassifications are reflected in our prior year’s Consolidated Statement of Cash Flows as appropriate.

Inventories

Inventories at July 1, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	July 1, 2005	December 31, 2004
Raw materials and work in process	$49,037	$55,637
Finished goods	14,551	11,817

Total inventories	$63,588	$67,454

We realized gross margin benefits of $3.4 million for the three months ended July 1, 2005 and $7.0 million for the six months ended July 1, 2005, resulting from the sale of inventory written down in 2001. These benefits were $4.4 million and $8.0 million for the three and six months ended July 2, 2004.

As of July 1, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $7.2 million. The cost basis was comprised of $4.9 million of raw materials and work in process inventory and $2.3 million of finished goods inventory.

Advances to Distributors

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a reduction to deferred income and allowances on sales to distributors. Such advances totaled $61.9 million at July 1, 2005 and $49.7 million at December 31, 2004. The second component is, in effect, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $36.2 million at July 1, 2005 and $38.8 million at December 31, 2004.

Long-Term Investments

During the three months ended July 1, 2005, we classified certain investments as long-term. These investments represent funds that are in excess of our operating requirements. The classification of these investments as long-term is based on the remaining maturities exceeding 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value based on quoted market prices as of the balance sheet date.

Property and Equipment

Property and equipment at July 1, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	July 1, 2005	December 31, 2004
Land	$30,779	$30,779
Buildings	121,778	121,378
Equipment and software	198,606	201,277
Office furniture and fixtures	20,074	20,291
Leasehold improvements	6,850	6,813

Property and equipment, at cost	378,087	380,538
Accumulated depreciation and amortization	(221,150)	(220,951)

Property and equipment, net	$156,937	$159,587

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net income	$67,566	$75,309	$131,332	$134,066
Change in unrealized gains (losses) on investments	900	(2,504)	564	(1,899)
Income tax benefit (provision)	(337)	939	(211)	712

Comprehensive income	$68,129	$73,744	$131,685	$132,879

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 35.9 million shares for the three months ended July 1, 2005 and 30.7 million shares for the three months ended July 2, 2004, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 39.0 million shares for the six months ended July 1, 2005 and 30.1 million for the six months ended July 2, 2004. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Basic:
Net income	$67,566	$75,309	$131,332	$134,066

Weighted shares outstanding	373,040	373,696	372,961	374,723

Net income per share	$0.18	$0.20	$0.35	$0.36

Diluted:
Net income	$67,566	$75,309	$131,332	$134,066

Weighted shares outstanding	373,040	373,696	372,961	374,723
Effect of dilutive securities:
Stock options and restricted stock	6,545	9,123	6,553	9,591

Diluted weighted shares outstanding	379,585	382,819	379,514	384,314

Net income per share	$0.18	$0.20	$0.35	$0.35

Note 5 – Deferred Income Taxes and Other Assets, Net:

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $43.1 million at July 1, 2005 and $43.9 million at December 31, 2004, and acquired intangible assets.

Our acquired intangible assets consisted of market-ready technology and other intangible assets. As of July 1, 2005, the market-ready technology had been fully amortized. We continue to amortize other intangible assets on a straight-line basis over their estimated useful lives. Amortization of all acquired intangible assets was immaterial for the three and six months ended July 1, 2005 and was $0.6 million for the three months ended July 2, 2004 and $3.2 million for the six months ended July 2, 2004. The net balance of our intangible assets as of July 1, 2005 was $2.7 million, compared with $4.0 million as of December 31, 2004.

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

Our product warranty liability was $1.5 million as of July 1, 2005 and $1.8 million as of December 31, 2004. Activities were immaterial for the three and six months ended July 1, 2005 and July 2, 2004.

Note 7—Common Stock Repurchases:

Since the inception of our share repurchase program in 1996, our Board of Directors has approved 88.0 million shares of our common stock for repurchase, of which we have repurchased a total of 70.9 million for an aggregate cost of $1.5 billion. All shares were retired upon acquisition. At July 1, 2005, 17.1 million shares remained authorized for repurchase under the plan.

Share repurchase activities for the three months ended July 1, 2005 and July 2, 2004 and for the six months ended July 1, 2005 and July 2, 2004 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Shares repurchased	1,873	4,167	4,128	6,489
Cost of shares repurchased	$37,990	$88,917	$81,386	$140,534
Average price per share	$20.28	$21.34	$19.72	$21.66

Note 8 – Stock-Based Compensation Plans:

We currently have two stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation to both our eligible employees and non-employee directors. On May 10, 2005, the stockholders approved 3 million shares for the 2005 Plan, plus the roll-over of all 8.9 million shares that were previously reserved for issuance but for which awards had not been made under the Prior Plans as of that date. Additionally, shares subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and that are later cancelled, forfeited, settled in cash or that expire by their terms, are returned to the pool of shares available for grant and issuance under the 2005 Plan. As of July 1, 2005, the 2005 Plan had a total of 13.6 million shares reserved for future issuance, of which 13.4 million shares were available for future grants. As of July 1, 2005, the Prior Plans had a total of 63.0 million shares reserved for future issuance for grants that were made prior to the approval of the 2005 Plan.

Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and stock bonus awards. Awards of stock options and stock appreciation rights generally vest over four years. Awards of restricted stock and restricted stock units vest over a minimum of three years. All awards granted under the 2005 Plan have a maximum term of ten years.

Employee Stock Purchase Plan

On May 10, 2005, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 18.7 million to 19.7 million shares. As of the end of our fiscal second quarter of 2005, 3.3 million shares were available for future issuances under this plan. Sales under the Employee Stock Purchase Plan were 438,916 shares of common stock at an average price of $16.95 for the six months ended July 1, 2005, and 414,055 shares of common stock at an average exercise price of $16.67 for the six months ended July 2, 2004.

Pro Forma Net Income and Net Income Per Share

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. Effective 2005, we modified our volatility assumption to consider both historical and implied volatility for the purpose of calculating fair value. Previously, we considered only historical volatility in deriving our volatility assumption. We will continue to monitor and refine volatility and other assumptions used to compute the fair value of option grants, as appropriate.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share as if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Reported net income	$67,566	$75,309	$131,332	$134,066
Add: Stock-based employee compensation expense included in reported net income, net of tax	46	347	96	1,423
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	(17,580)	(23,690)	(37,519)	(51,405)

Pro forma net income	$50,032	$51,966	$93,909	$84,084

Pro forma net income per share:
Basic	$0.13	$0.14	$0.25	$0.22
Diluted	$0.13	$0.14	$0.25	$0.22
Reported net income per share:
Basic	$0.18	$0.20	$0.35	$0.36
Diluted	$0.18	$0.20	$0.35	$0.35

Note 9 – Income Taxes:

On October 22, 2004, the American Jobs Creation Act of 2004 (Act) was signed into law. The Act creates a temporary favorable incentive for Altera to repatriate up to $500 million of accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated by the end of 2005, as defined in the Act, at an effective tax cost of 5.25 percent. During the three months ended July 1, 2005, we completed our initial evaluation of the Act and decided to repatriate an extraordinary dividend of $400 million of foreign earnings which will be paid during 2005. As a result of this decision, our second quarter tax provision includes an estimated $21 million federal tax provision related to the planned repatriation.

Our effective tax rate for the three months ended July 1, 2005 was 26%, compared with 21% for the three months ended July 2, 2004. Our effective tax rate for the six months ended July 1, 2005 and July 2, 2004 was 23%. The increase in our effective tax rate for the quarter resulted primarily from a $21 million federal tax provision related to the planned repatriation of an extraordinary dividend of $400 million as mentioned above. This increase was partially offset by a change in the geographic mix of income and a tax benefit of approximately $15.2 million arising primarily from the settlement of federal and California income tax audits. The resolution of the federal and California income tax audits included tax years 1993 through 2001. For the three months ended July 1, 2005, the provision for the extraordinary dividend, partially offset by the benefit related to the settlement of income tax audits, resulted in a net increase in our second quarter tax provision of $5.8 million or 6 percentage points.

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded.

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the Plan”). Our Retirement Plans Committee administers the Plan. At July 1, 2005, there were approximately 130 participants in the Plan who self-direct their investments in the Plan. In the event we become insolvent, Plan assets are subject to the claims of our general creditors. Since the inception of the Plan, we have not made any matching or discretionary contributions to the Plan and Plan participants are prohibited from investing in Altera stock. There are no Plan provisions that provide for any guarantees or minimum return on investments.

Beginning in the first quarter of 2005, we account for investment income earned by the Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended July 1, 2005, the Plan experienced a net investment gain of $0.7 million. This gain resulted in a $0.7 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.4 million and selling, general and administrative expenses by $0.3 million. During the six months ended July 1, 2005, the Plan experienced a net investment loss of $0.5 million. This loss resulted in a $0.5 million unfavorable impact to other income and a favorable impact to operating expenses, reducing compensation expenses by $0.5 million. Prior to the quarter ended April 1, 2005, investment income earned by the Plan and the corresponding compensation expense were included, net, in interest and other income. Income earned by the Plan does not, nor has it ever impacted our income before income taxes, net income, or cash balances.

Note 11 – Recent Accounting Pronouncements:

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. In April 2005, the SEC announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. Altera is therefore required to implement the standard beginning in its fiscal year 2006. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, although it will have no impact on our cash flow.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. We, therefore, are required to adopt the standard effective with our 2006 fiscal year. We do not expect that the adoption of SFAS 151 will have a significant impact on our financial condition or results of operations.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) the commercial success of our new products; (3) the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments; (4) trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other semiconductor alternatives and the geographic mix of our sales and (5) our effective tax rate.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) taxes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Sales

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property, or IP, cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix®, Stratix II, Stratix GX, Cyclone™, Cyclone II, MAX® 3000A, MAX II, HardCopy, and HardCopy II families;

•	Mainstream Products include the APEX™ 20K, APEX 20KC, APEX 20KE, APEX II, FLEX® 10KE, ACEX® 1K, Excalibur™, Mercury™, MAX 7000A, and MAX 7000B families; and

•	Mature and Other Products include the FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic™, and configuration families, other masked programmed logic devices and other devices, software and other tools, and IP cores.

Sales were $285.5 million during the three months ended July 1, 2005, compared to $269.0 million for the three months ended July 2, 2004, representing a 6% increase in sales year-over-year. The increase was driven primarily by the sales of New Products which increased 70% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. The year-over-year sales increase reflects higher unit sales of our New Products, partially offset by lower sales of our Mainstream and Mature and Other products due to routine declines in average unit selling prices.

Sales during the six months ended July 1, 2005 were $550.3 million compared to $511.9 million during the six months ended July 2, 2004, representing an 8% increase in sales year over year. The increase resulted from higher sales of our New Products, with sales of our Stratix and Cyclone families representing the majority of the increase. The year-over-year sales increase reflects higher unit sales of our New Products during the six months ended July 1, 2005 compared to the same period a year ago, partially offset by routine declines in average selling prices.

Sales increased 8% sequentially to $285.5 million in the second quarter of 2005 from $264.8 million in the first quarter of 2005. Revenue from sales of our New Products increased 25% and represented all of our sequential quarterly revenue growth. The demand for our New Products has continued to increase as customer adoption of these products remains strong and customers ramp their programs into volume production. For the three and six months ended July 1, 2005 and July 2, 2004, no single end customer provided more than 10% of our sales.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
FPGA	69%	69%	69%	7%	9%	69%	67%	10%
CPLD	20%	23%	21%	-9%	2%	21%	25%	-9%
Other	11%	8%	10%	40%	14%	10%	8%	37%

Total Sales	100%	100%	100%	6%	8%	100%	100%	8%

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
New	40%	25%	34%	70%	25%	37%	22%	80%
Mainstream	36%	43%	39%	-13%	0%	37%	45%	-10%
Mature and Other	24%	32%	27%	-18%	-3%	26%	33%	-18%

Total Sales	100%	100%	100%	6%	8%	100%	100%	8%

Our New Products have been developed and introduced to the marketplace over the last several years and have additional features and higher densities than their predecessors. We expect that sales of New Products will continue to increase over time as customer adoption of these products continues to be strong, and customers ramp their programs into volume production.

Sales by Market Segment

The following market segment data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of revenue to a market segment requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported. During the quarter ended July 1, 2005, we refined our methodology for classifying revenue by market segment. All prior period data has been adjusted to conform to the current period’s methodology.

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
Communications	43%	41%	41%	10%	12%	42%	40%	14%
Industrial	31%	34%	31%	-2%	9%	31%	35%	-5%
Consumer	16%	14%	17%	20%	2%	17%	14%	22%
Computer and Storage	10%	11%	11%	1%	-1%	10%	11%	4%

Total Sales	100%	100%	100%	6%	8%	100%	100%	8%

In absolute dollars, sales grew across all market segments with the exception of the Industrial segment for the three and six months ended July 1, 2005 compared to the same period a year ago. The increase in the Communications segment for the three and six months ended July 1, 2005 compared to the same periods a year ago was primarily due to improved market conditions in the wireless and wireline subsegments. The increases in the Consumer segment for the three and six months ended July 1, 2005 compared to the same periods a year ago was due to strength in the display market and recent design wins which ramped into production. The Computer and Storage segment remained relatively flat for the three months ended July 1, 2005 and increased for the six months ended July 1, 2005 compared to the same periods a year ago due to strength in the storage and computing subsegments. The Industrial segment decreased for the three and six months ended July 1, 2005 compared to the same periods a year ago due to decreases in the military, medical, and industrial subsegments. We expect the Communications segment to continue to be the largest market segment as a percentage of our sales.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
North America	24%	27%	24%	-9%	4%	24%	29%	-10%

Europe	25%	24%	27%	10%	0%	26%	24%	15%
Japan	25%	26%	25%	6%	9%	25%	25%	9%
Asia Pacific	26%	23%	24%	19%	20%	25%	22%	20%

Total International	76%	73%	76%	12%	9%	76%	71%	14%

Total Sales	100%	100%	100%	6%	8%	100%	100%	8%

In absolute dollars, sales increased in all international geographies for the three and six months ended July 1, 2005, compared to the same periods a year ago, while North America sales decreased. The decrease in North America sales was a result of the continuing transfer of end customer manufacturing from North America to international locations mainly within the Asia Pacific regions. In absolute dollars, sales increased in all geographies for the three months ended July 1, 2005 compared to the prior quarter.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2005	July 2, 2004	April 1, 2005	July 1, 2005	July 2, 2004
Gross Margin Percentage	68.3%	69.9%	68.3%	68.3%	69.4%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$3.4	$4.4	$3.5	$7.0	$8.0
Percentage of Sales	1.2%	1.6%	1.3%	1.3%	1.6%

The decreases in gross margin for the three and six months ended July 1, 2005 compared to same periods a year ago were primarily due to routine decreases in the selling prices of our products.

The gross margin benefit resulting from the sale of inventory written down in 2001 will continue to decline and will be near zero by the end of 2005. As of July 1, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $7.2 million. The cost was comprised of $4.9 million of raw materials and work in process inventory and $2.3 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
Research and Development	$55.3	$42.7	$51.4	30%	8%	$106.7	$85.3	25%
Percentage of Sales	19%	16%	19%			19%	17%

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, and depreciation. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, software to support new products and design tools, and IP cores.

Research and development expenses increased 30% for the three months ended July 1, 2005 and increased 25% for the six months ended July 1, 2005 compared to the same periods a year ago primarily due to higher spending on masks and prototype wafers for our next generation products and higher labor costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy II families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. We expect that our research and development costs will decrease in absolute dollars during the second half of 2005 as we complete our latest new product roll-outs.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
Selling, General, and Administrative	$55.9	$52.7	$54.3	6%	3%	$110.2	$102.6	7%
Percentage of Sales	20%	20%	21%			20%	20%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 6% for the three months ended July 1, 2005 and increased 7% for the six months ended July 1, 2005 compared to the same periods a year ago. The increases were primarily attributable to higher spending on labor and employee-related costs. We expect that our selling, general and administrative costs will continue to increase in absolute dollars throughout the remainder of 2005 primarily due to expected increases in labor and employee related costs as we continue to add additional sales and marketing personnel to drive our revenue growth.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	July 1, 2005	July 2, 2004	April 1, 2005			July 1, 2005	July 2, 2004
Interest and Other Income, Net	$8.1	$3.3	$4.5	145%	80%	$12.6	$7.0	80%
Percentage of Sales	3%	1%	2%			2%	1%

Interest and other income, net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (the Plan). The year-over-year increases in interest and other income, net for the three and six months ended July 1, 2005 were driven primarily by increases in interest income as a result of higher investment yields. The increases in interest income were $3.7 million for the three months ended July 1, 2005 and $5.6 million for the six months ended July 1, 2005 compared to the same periods a year ago.

During the three months ended July 1, 2005, the Plan experienced a net investment gain of $0.7 million. This gain resulted in a $0.7 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.4 million and selling, general and administrative expenses by $0.3 million. During the six months ended July 1, 2005, the Plan experienced a net investment loss of $0.5 million. This loss resulted in a $0.5 million unfavorable impact to other income and a favorable impact to operating expenses, reducing compensation expenses by $0.5 million. There was no impact to income before income taxes, net income or cash balances. See “Note 9 – Nonqualified Deferred Compensation Plan” for background information regarding the Plan.

Provision for Income Taxes

We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded.

Our effective tax rate for the three months ended July 1, 2005 was 26%, compared with 21% for the three months ended July 2, 2004. Our effective tax rate for the six months ended July 1, 2005 and July 2, 2004 was 23%. The increase in our effective tax rate for the quarter resulted primarily from a $21 million federal tax provision related to the planned repatriation of an extraordinary dividend of $400 million as mentioned above. This increase was partially offset by a change in the geographic mix of income and a tax benefit of approximately $15.2 million arising primarily from the settlement of federal and California income tax audits. The resolution of the federal and California income tax audits included tax years 1993 through 2001. For the three months ended July 1, 2005, the provision for the extraordinary dividend, partially offset by the benefit related to the settlement of income tax audits, resulted in a net increase in our second quarter tax provision of $5.8 million or 6 percentage points.

During the three months ended July 1, 2005, we completed our initial evaluation of the American Jobs Creation Act of 2004 (Act). The Act creates a temporary favorable incentive for Altera to repatriate up to $500 million of accumulated income earned abroad by including an 85 percent tax deduction for certain foreign earnings that are repatriated by the end of 2005 at an effective cost of 5.25 percent.

We are continuing to evaluate the Act and the potential repatriation of up to $100 million of additional foreign earnings, with an approximate corresponding tax liability of 5.25 percent of such amount. Whether we ultimately decide to repatriate these additional funds will depend on a number of factors, including satisfactory resolution of foreign tax issues relating to the repatriation of those earnings. If we decide to repatriate additional earnings, we will record the additional income tax expense at the time of such determination. The U.S. Department of the Treasury is expected to issue additional guidance on the Act. That guidance may affect the ultimate amount of income taxes to be recognized on the foreign earnings repatriated in 2005.

Financial Condition, Liquidity, and Capital Resources

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows and remain debt-free. We also use a portion of our available cash for repurchases of our common stock under our stock repurchase program. Our cash, cash equivalents, short and long-term investments were $1,275.3 million, or 67% of total assets, at July 1, 2005; and were $1,203.2 million, or 69% of total assets, at December 31, 2004. We believe our current cash, cash equivalents, investments and anticipated cash generated from operations will be adequate to finance our operations for at least the next year.

Cash Flows

	Six Months Ended
(in thousands)	July 1, 2005	July 2, 2004
Net cash provided by operating activities	$126,031	$150,988
Net cash provided by investing activities	87,080	153,560
Net cash used for financing activities	(43,697)	(104,662)

Net increase in cash and cash equivalents	$169,414	$199,886

Cash provided by operating activities was $126.0 million for the six months ended July 1, 2005, Our positive cash flows from operating activities was primarily attributable to net income, adjusted for non-cash items, and net changes in assets and liabilities as discussed below in ‘Working Capital.’

Cash provided by investing activities was $87.1 million for the six months ended July 1, 2005 and consisted primarily of proceeds from the maturity and sale of investments, net of purchases, of $97.9 million, partially offset by capital expenditures of $10.8 million.

Cash used for financing activities was $43.7 million for the six months ended July 1, 2005, consisting of repurchases of common stock of $81.4 million, which was partially offset by net proceeds of $38.1 million from the issuance of common stock to employees through our stock option plans.

Working Capital

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. Working capital increased $35.6 million to $1,104.7 million as of July 1, 2005 from $1,069.1 million as of December 31, 2004 primarily as a result of the following:

•	Accounts receivable increased by $78.7 million due to an increase in gross billings during the period as distributors accumulated inventory towards the end of the six month period ended July 1, 2005. Days sales outstanding were 47 for the three months ended July 1, 2005 compared to 26 for the three months ended December 31, 2004.

•	Accounts payable and accrued expenses decreased by $8.9 million mainly due to decreased accrued benefits costs as a result of annual bonus payments.

These increases in working capital were partially offset by the following:

•	Deferred income and allowances on sales to distributors increased by $34.5 million as distributors maintained a higher inventory level compared to a quarter ago.

•	Income taxes payable increased $18.9 million primarily as a result of an additional estimated tax provision related to the planned repatriation of unremitted foreign earnings, offset by a tax benefit arising primarily from the settlement of income tax audits during the second quarter. See ‘Provision for Income Taxes.’

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of July 1, 2005, we had less than $125.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2010. There have been no significant changes to our operating lease obligations since our 2004 fiscal year end. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the translation of these local currencies into U.S. dollars for the three and six months ended July 1, 2005 and July 2, 2004 was immaterial. As of July 1, 2005, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Since the inception of our share repurchase program in 1996, our Board of Directors has approved 88.0 million shares of our common stock for repurchase, of which we have repurchased a total of 70.9 million for an aggregate cost of $1.5 billion. All shares were retired upon acquisition. At July 1, 2005, 17.1 million shares remained authorized for repurchases under the plan.

Share repurchase activities for the three months ended July 1, 2005 and July 2, 2004 and for the six months ended July 1, 2005 and July 2, 2004 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Shares repurchased	1,873	4,167	4,128	6,489
Cost of shares repurchased	$37,990	$88,917	$81,386	$140,534
Average price per share	$20.28	$21.34	$19.72	$21.66

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. In April 2005, the SEC announced a deferral of the effective date of SFAS 123R to the registrant’s fiscal year beginning on or after June 15, 2005. Altera is therefore required to implement the standard beginning in its fiscal year 2006. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, although it will have no impact on our cash flow.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. We, therefore, are required to adopt the standard effective with our 2006 fiscal year. We do not expect that the adoption of SFAS 151 will have a significant impact on our financial condition or results of operations.

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

Our investment portfolio consisted of fixed income securities of $1.3 billion as of July 1, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of July 1, 2005, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at July 1, 2005, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in meeting the criteria above.

As required by Section 404 of the Sarbanes-Oxley Act, we perform on-going monitoring and review of our internal controls over financial reporting. As a result of these on-going efforts, we have highlighted opportunities to further improve access, monitoring and change controls within our financial systems and subsystems.

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

PART II	OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2005, we repurchased shares of our common stock as follows:

Period (in thousands, except footnotes and price per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/2/05-4/29/05	820	$19.33	820	—	18,186
4/30/05-5/27/05	337	21.17	337	—	17,849
5/28/05-7/1/05	716	20.95	716	—	17,133

Total	1,873		1,873	—

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under the program announced on July 15, 1996 that has no specified expiration. As of July 1, 2005, the Board of Directors had authorized, since the inception of the program, a total of 88.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 10, 2005 at 4:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

	NOMINEES	FOR VOTES	AUTHORITY WITHHELD
	John P. Daane	330,403,647	11,431,513
	Robert W. Reed	330,565,579	11,269,581
	Charles M. Clough	333,899,123	7,936,037
	Robert J. Finocchio, Jr.	334,378,712	7,456,448
	Kevin McGarity	334,395,697	7,439,463
	Paul Newhagen	330,527,432	11,307,728
	William E. Terry	328,846,876	12,988,284
	Susan Wang	335,620,687	6,214,473

		FOR VOTES	VOTES AGAINST	ABSTENTIONS	BROKER “NON- VOTES”
2.	Approval of the 2005 Equity Incentive Plan.	256,762,569	42,445,151	1,924,563	40,702,877
3.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	292,638,505	6,586,292	1,907,486	40,702,877
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 30, 2005.	333,004,745	6,759,580	2,070,835	—
5.	Stockholder proposal to require the expensing of stock option grants issued by the company.	172,102,987	123,796,079	5,233,217	40,702,877
6.	Stockholder proposal to require that directors be elected by majority vote.	177,950,234	120,965,060	2,216,989	40,702,877

Under SFAS 123R, “Share-Based Payment,” we will be required to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. We are required to implement SFAS 123R beginning in our fiscal year 2006. This implementation of SFAS 123R will satisfy the stockholder vote requesting that we begin expensing of stock option grants.

We are studying the issue of director elections by majority vote, and our Board of Directors will seriously consider the proposal that was approved by our stockholders.

ITEM 6:	Exhibits

Exhibit No.	Description

10.1+	2005 Equity Incentive Plan.(1)

#10.2+	Form of Director Stock Option Agreement under 2005 Equity Incentive Plan.

#10.3+	Form of Employee Stock Option Agreement under 2005 Equity Incentive Plan.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting on May 10, 2005 filed with the Commission on April 7, 2005 (Commission File No. 0-16617).

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ Nathan Sarkisian
Nathan Sarkisian, Senior Vice President (duly authorized officer) and Chief Financial Officer (principal financial officer) Date: August 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1+	2005 Equity Incentive Plan.(1)

#10.2+	Form of Director Stock Option Agreement under 2005 Equity Incentive Plan.

#10.3+	Form of Employee Stock Option Agreement under 2005 Equity Incentive Plan.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting on May 10, 2005 filed with the Commission on April 7, 2005 (Commission File No. 0-16617).

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q pursuant to Item 6 thereof.