Form 10-Q
period 2005-09-30
ALTERA CORP
filed 2005-11-09
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of common stock outstanding at October 31, 2005: 362,462,887

PART I     FINANCIAL INFORMATION

ITEM 1:    Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$844,573	$579,936
Short-term investments	327,063	623,312

Total cash, cash equivalents, and short-term investments	1,171,636	1,203,248
Accounts receivable, net of allowances for doubtful accounts of $5,055 and $5,057, respectively	125,371	67,522
Inventories	70,677	67,454
Deferred income taxes	98,686	85,582
Deferred compensation plan assets	60,188	56,148
Other current assets	80,996	74,143

Total current assets	1,607,554	1,554,097
Long-term investments	137,005	—
Property and equipment, net	165,372	159,587
Deferred income taxes and other assets, net	45,723	49,982

	$1,955,654	$1,763,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,274	$31,507
Accrued liabilities	30,003	23,983
Accrued compensation	46,851	47,949
Deferred compensation plan obligations	60,188	56,148
Deferred income and allowances on sales to distributors	246,284	221,081
Income taxes payable	157,172	104,374

Total current liabilities	575,772	485,042

Capital lease obligations	4,065	—

Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; 369,422 and 373,759 shares issued and outstanding, respectively	369	374
Capital in excess of par value	396,855	386,058
Retained earnings	979,491	893,564
Deferred stock-based compensation	(115)	(328)
Accumulated other comprehensive loss	(783)	(1,044)

Total stockholders’ equity	1,375,817	1,278,624

	$1,955,654	$1,763,666

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct 1, 2004
Net sales	$291,530	$264,599	$841,829	$776,479
Costs of Sales	97,647	80,966	272,129	237,833

Gross margin	193,883	183,633	569,700	538,646

Operating expenses:
Research and development expenses	49,443	48,259	156,172	133,579
Selling, general, and administrative expenses	57,289	53,577	167,518	156,167

Total operating expenses	106,732	101,836	323,690	289,746

Income from operations	87,151	81,797	246,010	248,900
Interest and other income, net	11,368	3,892	23,924	10,900

Income before income taxes	98,519	85,689	269,934	259,800
Provision for income taxes	(20,704)	(2,608)	(60,787)	(42,653)

Net income	$77,815	$83,081	$209,147	$217,147

Income per share:
Basic	$0.21	$0.22	$0.56	$0.58

Diluted	$0.21	$0.22	$0.55	$0.57

Shares used in computing per share amounts:
Basic	372,690	372,137	372,870	373,873

Diluted	378,987	379,785	379,339	382,810

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	Sept. 30, 2005	Oct 1, 2004
Cash Flows from Operating Activities:
Net income	$209,147	$217,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,769	23,606
Amortization of deferred stock-based compensation	213	2,250
Deferred income tax benefit	(11,150)	(25,948)
Tax benefit from stock plans	16,700	20,000
Changes in assets and liabilities:
Accounts receivable, net	(57,849)	25,611
Inventories	(3,223)	(15,124)
Other assets	(6,505)	(26,664)
Accounts payable and accrued liabilities	2,254	26,288
Deferred income and allowances on sales to distributors	25,203	(10,345)
Income taxes payable	52,798	20,005

Cash provided by operating activities	249,357	256,826

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,244)	(15,831)
Purchases of available-for-sale investments	(353,154)	(169,838)
Proceeds from the maturity and sale of available-for-sale investments	498,307	322,564
Proceeds from the maturity of held-to-maturity investments	14,470	102,022
Purchases of intangible assets	—	(1,774)

Cash provided by investing activities	141,379	237,143

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	46,045	26,486
Repurchases of common stock	(175,173)	(163,705)
Increase in book overdrafts	3,029	2,295

Cash used for financing activities	(126,099)	(134,924)

Net increase in cash and cash equivalents	264,637	359,045
Cash and cash equivalents at beginning of period	579,936	258,831

Cash and cash equivalents at end of period	$844,573	$617,876

Cash paid during the period for:
Income tax payments, net of refunds	$10,153	$28,197

Non-cash transactions:
Assets acquired under capital leases	$7,470	—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2004 condensed consolidated balance sheet was derived from our audited financial statements included in our 2004 Annual Report on Form 10-K. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed on March 11, 2005 with the Securities and Exchange Commission, or SEC. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Balance Sheet Details:

Balance Sheet Reclassification

Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. During the third quarter of 2005, we made a reclassification of $17.0 million from income taxes payable to income taxes receivable within other current assets relating to an expected refund from the filing of our 2004 federal income tax return. Such reclassification is reflected in our prior year’s condensed consolidated balance sheet.

During the first quarter of 2005, we made reclassifications from other current assets to deferred compensation plan assets and from accrued liabilities to deferred compensation plan obligations. Such reclassifications, totaling $56.1 million at December 31, 2004, are reflected in our prior year’s Condensed Consolidated Balance Sheet. All reclassifications are reflected in our prior year’s Condensed Consolidated Statement of Cash Flows as appropriate.

Inventories

Inventories at September 30, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials and work in process	$52,469	$55,637
Finished goods	18,208	11,817

Total inventories	$70,677	$67,454

We realized gross margin benefits of $2.6 million for the three months ended September 30, 2005 and $9.5 million for the nine months ended September 30, 2005, resulting from the sale of inventory written down in 2001. These benefits were $3.3 million and $11.3 million for the three and nine months ended October 1, 2004.

As of September 30, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $5.0 million. The cost basis was comprised of $3.2 million of raw materials and work in process inventory and $1.8 million of finished goods inventory.

Advances to Distributors

We have entered into business arrangements with certain distributors to advance cash to defray their working capital costs associated with servicing our end customers. These arrangements are set forth in legal agreements and these advances are unsecured, bear no interest and are due upon demand. These advances consist of two components. The first component is an advance of anticipated price discounts and is included as a reduction to deferred income and allowances on sales to distributors. Such advances totaled $59.4 million at September 30, 2005 and $49.7 million at December 31, 2004. The second component is, in effect, an arrangement to finance distributors’ accounts receivable and inventory and is classified as other current assets and totaled $40.0 million at September 30, 2005 and $38.8 million at December 31, 2004.

Long-Term Investments

Effective July 1, 2005, we classified certain investments as long-term. These investments represent funds that are in excess of our estimated operating requirements. The classification of these investments as long-term is based on the remaining maturities exceeding 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value based on quoted market prices as of the balance sheet date.

Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 were comprised of the following:

(in thousands)	September 30, 2005	December 31, 2004
Land	$30,779	$30,779
Buildings	121,929	121,378
Equipment and software	207,319	201,277
Office furniture and fixtures	20,194	20,291
Leasehold improvements	6,824	6,813

Property and equipment, at cost	387,045	380,538
Accumulated depreciation and amortization	(221,673)	(220,951)

Property and equipment, net	$165,372	$159,587

During the third quarter of 2005, we entered into arrangements which were recorded as capital leases and included in property and equipment. Capital lease obligations totaled $7.5 million, of which $4.1 million was classified as long-term.

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Net income	$77,815	$83,081	$209,147	$217,147
Change in unrealized gains (losses) on investments	(184)	(214)	380	(2,113)
Income tax benefit (provision)	92	80	(119)	792

Comprehensive income	$77,723	$82,947	$209,408	$215,826

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consist of the accumulated unrealized loss on investments, net of tax.

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 28.2 million shares for the three months ended September 30, 2005 and 37.6 million shares for the three months ended October 1, 2004, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 35.4 million shares for the nine months ended September 30, 2005 and 30.8 million for the nine months ended October 1, 2004. While these options and unvested restricted stock are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Basic:
Net income	$77,815	$83,081	$209,147	$217,147

Weighted shares outstanding	372,690	372,137	372,870	373,873

Net income per share	$0.21	$0.22	$0.56	$0.58

Diluted:
Net income	$77,815	$83,081	$209,147	$217,147

Weighted shares outstanding	372,690	372,137	372,870	373,873
Effect of dilutive securities:
Stock options and restricted stock	6,297	7,648	6,469	8,937

Diluted weighted shares outstanding	378,987	379,785	379,339	382,810

Net income per share	$0.21	$0.22	$0.55	$0.57

Note 5 – Deferred Income Taxes and Other Assets, Net:

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $41.8 million at September 30, 2005 and $43.9 million at December 31, 2004, and acquired intangible assets.

Our acquired intangible assets consisted of market-ready technology and other intangible assets. As of September 30, 2005, the market-ready technology had been fully amortized. We continue to amortize other intangible assets on a straight-line basis over their estimated useful lives. Amortization of all acquired intangible assets was immaterial for the three and nine months ended September 30, 2005 and was immaterial for the three months ended October 1, 2004 and $3.8 million for the nine months ended October 1, 2004. The net balance of our intangible assets as of September 30, 2005 was $2.1 million, compared with $4.0 million as of December 31, 2004.

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

Our product warranty liability was $1.5 million as of September 30, 2005 and $1.8 million as of December 31, 2004. Activities were immaterial for the three and nine months ended September 30, 2005 and October 1, 2004.

Note 7 – Common Stock Repurchases:

On October 24, 2005, our Board of Directors approved an increase in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares.

Share repurchase activities for the three and nine months ended September 30, 2005 and October 1, 2004 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Shares repurchased	4,727	1,158	8,855	7,646
Cost of shares repurchased	$93,787	$23,171	$175,173	$163,705
Average price per share	$19.84	$20.01	$19.78	$21.41

Subsequent to the quarter ended September 30, 2005 and through November 9, 2005, we repurchased an additional 9.4 million shares at a cost of $165.0 million. Total shares repurchased since the inception of our share repurchase program through November 9, 2005 totaled 85.0 million shares for an aggregate cost of $1.8 billion.

Note 8 – Stock-Based Compensation Plans:

We currently have two stock-based compensation plans, which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS No. 123.

Stock Option Plans

Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation to both our eligible employees and non-employee directors. On May 10, 2005, the stockholders approved 3 million shares for the 2005 Plan, plus the roll-over of all 8.9 million shares that were previously reserved for issuance but for which awards had not been made under the Prior Plans as of that date. Additionally, shares subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and that are later cancelled, forfeited, settled in cash or that expire by their terms, are returned to the pool of shares available for grant and issuance under the 2005 Plan. As of September 30, 2005, the 2005 Plan had a total of 13.6 million shares reserved for future issuance, of which 10.2 million shares were available for future grants. As of September 30, 2005, the Prior Plans had a total of 62.3 million shares reserved for future issuance for grants that were made prior to the approval of the 2005 Plan.

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

Employee Stock Purchase Plan

On May 10, 2005, our stockholders approved an ammendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 18.7 million to 19.7 million shares. As of the end of our fiscal third quarter of 2005, 3.3 million shares were available for future issuances under this plan. Sales under the Employee Stock Purchase Plan were 438,916 shares of common stock at an average price of $16.95 for the nine months ended September 30, 2005, and 414,055 shares of common stock at an average exercise price of $16.67 for the nine months ended October 1, 2004.

Pro Forma Net Income and Net Income Per Share

The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. Effective January 1, 2005, we modified our volatility assumption to consider both historical and implied volatility for the purpose of calculating fair value. Previously, we considered only historical volatility in deriving our volatility assumption. We will continue to monitor and refine volatility and other assumptions as well as the valuation model used to compute the fair value of option grants, as appropriate.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the following table illustrates the effect on our net income and net income per share as if we had recorded compensation costs based on the estimated grant date fair value defined by SFAS No. 123 for all granted stock-based awards:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Reported net income	$77,815	$83,081	$209,147	$217,147
Add: Stock-based employee compensation expense included in reported net income, net of tax	48	100	144	1,523
Deduct: Stock-based employee compensation expense determined under fair value method, net of tax	(18,443)	(25,078)	(55,962)	(76,367)

Pro forma net income	$59,420	$58,103	$153,329	$142,303

Pro forma net income per share:
Basic	$0.16	$0.16	$0.41	$0.38
Diluted	$0.16	$0.16	$0.41	$0.38
Reported net income per share:
Basic	$0.21	$0.22	$0.56	$0.58
Diluted	$0.21	$0.22	$0.55	$0.57

Note 9 – Income Taxes:

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for us to repatriate up to $500 million of accumulated income earned outside of the United States by including an 85 percent tax deduction for certain foreign earnings that are repatriated by the end of 2005. During the three months ended July 1, 2005, we decided to repatriate $400 million of foreign earnings to be paid in 2005. As a result, we reflected a $21 million tax provision for the extraordinary dividend for the quarter. For the three months ended September 30, 2005, we decided to repatriate an additional $100 million to be paid in 2005. As a result of this additional dividend, our third quarter tax provision includes an estimated $3.6 million federal tax provision related to the planned repatriation.

Our effective tax rate for the three months ended September 30, 2005 was 21%, compared with 3% for the three months ended October 1, 2004. The increase in our effective tax rate was primarily related to an overall settlement that was reached with the Hong Kong Inland Department of Revenue during the three months ended October 1, 2004, whereby we recognized an income tax benefit of $17.1 million in our statement of income. Our effective tax rate also increased for the three months ended September 30, 2005 primarily due to an approximate $3.6 million federal tax provision related to the planned repatriation of an extraordinary dividend of $100 million as discussed above. This increase was partially offset by a tax benefit of approximately $2.6 million arising primarily from the settlement of federal and state income tax audits and the filing of our 2004 federal and state income tax returns. The net impact resulted in a net increase in our third quarter tax provision of $1 million or a 1 percentage point increase to our effective tax rate.

Our effective tax rate for the nine months ended September 30, 2005 was 23% compared with 16% for the nine months ended October 1, 2004. The increase in our effective tax rate was primarily related to an overall settlement that was reached with the Hong Kong Inland Department of Revenue during the nine months ended October 1, 2004, whereby we recognized an income tax benefit of $17.1 million in our statement of income. Our effective tax rate also increased for the nine months ended September 30, 2005 resulting primarily from a $24.6 million federal tax provision related to the planned repatriation of an extraordinary dividend of $500 million, as discussed above. This increase was partially offset by a tax benefit of approximately $17.8 million arising primarily from the settlement of federal and state income tax audits and the filing of the 2004 federal and state income tax returns.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the Plan”). Our Retirement Plans Committee administers the Plan. At September 30, 2005, there were approximately 130 participants in the Plan who self-direct their investments in the Plan. In the event we become insolvent, Plan assets are subject to the claims of our general creditors. Since the inception of the Plan, we have not made any matching or discretionary contributions to the Plan. Plan participants are prohibited from investing in Altera stock. There are no Plan provisions that provide for any guarantees or minimum return on investments.

Since the first quarter of 2005, we have accounted for investment income earned by the Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended September 30, 2005, the Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $1.4 million. During the nine months ended September 30, 2005, the Plan experienced a net investment gain of $1.6 million. This gain resulted in a $1.6 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $0.9 million. Prior to the quarter ended April 1, 2005, investment income earned by the Plan and the corresponding compensation expense were included, net, in interest and other income. Income earned by the Plan does not, nor has it ever impacted our income before income taxes, net income, or cash balances.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, significantly increasing our operating expenses, and may either increase or decrease our effective tax rate. We believe that the impact of this standard on our inventory valuation will be immaterial. We currently intend to apply the modified prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, we are required to adopt the standard effective with our 2006 fiscal year. We do not expect that the adoption of SFAS 151 will have a significant impact on our financial condition or results of operations.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in “Risk Factors” below and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) the commercial success of our new products; (3) the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments; (4) trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other semiconductor alternatives and the geographic mix of our sales and (5) our tax liabilities.

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

Sales were $291.5 million during the three months ended September 30, 2005, compared to $264.6 million for the three months ended October 1, 2004, representing a 10% increase in sales year-over-year. The increase was driven by sales of New Products which increased 66% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. The year-over-year sales increase reflects higher unit sales of all product categories, partially offset by declines in average unit selling prices.

Sales during the nine months ended September 30, 2005 were $841.8 million compared to $776.5 million during the nine months ended October 1, 2004, representing an 8% increase in sales year-over-year. The increase resulted from higher sales of our New Products, with sales of our Stratix and Cyclone families representing the majority of the increase. The year-over-year sales increase reflects higher unit sales, partially offset by declines in average unit selling prices during the nine months ended September 30, 2005 compared to the same period a year ago. For the three and nine months ended September 30, 2005 and October 1, 2004, no single end customer provided more than 10% of our sales.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
FPGA	70%	70%	69%	12%	4%	69%	68%	11%
CPLD	19%	22%	20%	-4%	-5%	20%	23%	-8%
Other	11%	8%	11%	33%	3%	11%	9%	36%

Total Sales	100%	100%	100%	10%	2%	100%	100%	8%

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
New	48%	32%	40%	66%	23%	41%	25%	74%
Mainstream	29%	39%	36%	-20%	-18%	34%	43%	-13%
Mature and Other	23%	29%	24%	-11%	-2%	25%	32%	-16%

Total Sales	100%	100%	100%	10%	2%	100%	100%	8%

For the three and nine months ended September 30, 2005, we experienced growth in our New Products category, as customer adoption of New Products remained strong, and customers continued to ramp their programs into volume production. A large part of the year-over-year decline in sales of our Mainstream and Mature and Other products was due to decreased consumption of our end customers’ products in which our products are used.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
Communications	40%	43%	43%	2%	-5%	41%	41%	10%
Industrial	33%	32%	31%	15%	9%	32%	34%	2%
Consumer	16%	14%	16%	26%	3%	16%	14%	23%
Computer and Storage	11%	11%	10%	7%	9%	11%	11%	5%

Total Sales	100%	100%	100%	10%	2%	100%	100%	8%

In absolute dollars, sales in all four market segments provided growth for the three and nine months ended September 30, 2005 compared to the same periods a year ago. We expect the Communications segment to continue to be the largest market segment as a percentage of our sales.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
North America	24%	28%	24%	-3%	6%	24%	28%	-7%

Europe	25%	22%	25%	26%	1%	26%	23%	19%
Japan	25%	26%	25%	3%	0%	25%	26%	7%
Asia Pacific	26%	24%	26%	19%	2%	25%	23%	20%

Total International	76%	72%	76%	15%	1%	76%	72%	15%

Total Sales	100%	100%	100%	10%	2%	100%	100%	8%

In absolute dollars, sales increased in all international geographies for the three and nine months ended September 30, 2005, compared to the same periods a year ago, while North America sales decreased. The decrease in North America sales was a result of the continuing transfer of end customer manufacturing from North America to international locations mainly within the Asia Pacific region.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005	Sept. 30, 2005	Oct. 1, 2004
Gross Margin Percentage	66.5%	69.4%	68.3%	67.7%	69.4%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$2.6	$3.3	$3.4	$9.5	$11.3
Percentage of Sales	0.9%	1.3%	1.2%	1.1%	1.5%

The decreases in gross margin for the three and nine months ended September 30, 2005 compared to the same periods a year ago were primarily due to reduced customer demand in certain high margin programs. Margins also decreased due to pricing on new volume opportunities and selling price reductions for existing customers whose programs have ramped into volume production. We will continue to pursue market expanding opportunities that may drive a lower gross margin percentage in future periods.

The gross margin benefit resulting from the sale of inventory written down in 2001 will continue to decline and will be near zero by the end of 2005. As of September 30, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $5.0 million. The cost was comprised of $3.2 million of raw materials and work in process inventory and $1.8 million of finished goods inventory.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
Research and Development	$49.4	$48.3	$55.3	2%	-11%	$156.2	$133.6	17%
Percentage of Sales	17%	18%	19%			19%	17%

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, depreciation, and the impact on compensation costs of the net investment gain on our Nonqualified Deferred Compensation Plan. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, software to support new products and design tools, and IP cores.

Research and development expenses increased 2% for the three months ended September 30, 2005 and increased 17% for the nine months ended September 30, 2005 compared to the same periods a year ago primarily due to higher spending on masks and prototype wafers for our next generation products and higher labor costs. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, MAX II, Cyclone II, and HardCopy II families, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products. Assuming no impact from our Nonqualified Deferred Compensation Plan, we expect that our research and development costs will increase in absolute dollars in the fourth quarter of 2005 as we continue our new product roll-outs.

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
Selling, General, and Administrative	$57.3	$53.6	$55.9	7%	2%	$167.5	$156.2	7%
Percentage of Sales	20%	20%	20%			20%	20%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 7% for the three months ended September 30, 2005 and increased 7% for the nine months ended September 30, 2005 compared to the same periods a year ago. The increases were primarily attributable to higher spending on labor and employee-related costs, including the impact on compensation costs of the net investment gain on our Nonqualified Deferred Compensation Plan. Assuming no impact from our Nonqualified Deferred Compensation Plan, we expect that our selling, general and administrative costs will continue to increase in absolute dollars during the fourth quarter of 2005 primarily due to expected increases in labor and employee related costs as we continue to add additional sales and marketing personnel to drive our revenue growth.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(Dollars in millions)	Sept. 30, 2005	Oct. 1, 2004	July 1, 2005			Sept. 30, 2005	Oct. 1, 2004
Interest and Other Income, Net	$11.4	$3.9	$8.1	192%	41%	$23.9	$10.9	119%
Percentage of Sales	4%	1%	3%			3%	1%

Interest and other income, net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (the Plan). The year-over-year increases in interest and other income, net for the three and nine months ended September 30, 2005 were driven primarily by increases in interest income as a result of higher investment yields.

During the three months ended September 30, 2005, the Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $1.4 million. During the nine months ended September 30, 2005, the Plan experienced a net investment gain of $1.6 million. This gain resulted in a $1.6 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $0.9 million. There was no impact to income before income taxes, net income or our cash balances. See “Note 10 – Nonqualified Deferred Compensation Plan” for background information regarding the Plan.

Provision for Income Taxes

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for us to repatriate up to $500 million of accumulated income earned outside of the United States by including an 85 percent tax deduction for certain foreign earnings that are repatriated by the end of 2005. During the three months ended July 1, 2005, we decided to repatriate $400 million of foreign earnings to be paid in 2005. As a result, we reflected a $21 million tax provision for the extraordinary dividend for the quarter. For the three months ended September 30, 2005, we decided to repatriate an additional $100 million to be paid in 2005. As a result of this additional dividend, our third quarter tax provision includes an estimated $3.6 million federal tax provision related to the planned repatriation.

Our effective tax rate for the three months ended September 30, 2005 was 21%, compared with 3% for the three months ended October 1, 2004. The increase in our effective tax rate was primarily related to an overall settlement that was reached with the Hong Kong Inland Department of Revenue during the three months ended October 1, 2004, whereby we recognized an income tax benefit of $17.1 million in our statement of income. Our effective tax rate also increased for the three months ended September 30, 2005 primarily due to an approximate $3.6 million federal tax provision related to the planned repatriation of an extraordinary dividend of $100 million as discussed above. This increase was partially offset by a tax benefit of approximately $2.6 million arising primarily from the settlement of federal and state income tax audits and the filing of our 2004 federal and state income tax returns. The net impact resulted in a net increase in our third quarter tax provision of $1 million or a 1 percentage point increase to our effective tax rate.

Our effective tax rate for the nine months ended September 30, 2005 was 23% compared with 16% for the nine months ended October 1, 2004. The increase in our effective tax rate was primarily related to an overall settlement that was reached with the Hong Kong Inland Department of Revenue during the nine months ended October 1, 2004, whereby we recognized an income tax benefit of $17.1 million in our statement of income. Our effective tax rate also increased for the nine months ended September 30, 2005 resulting primarily from a $24.6 million federal tax provision related to the planned repatriation of an extraordinary dividend of $500 million, as discussed above. This increase was partially offset by a tax benefit of approximately $17.8 million arising primarily from the settlement of federal and state income tax audits and the filing of the 2004 federal and state income tax returns.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

Financial Condition, Liquidity, and Capital Resources

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows and remain debt-free. We also use a portion of our available cash for repurchases of our common stock under our stock repurchase program. Our cash, cash equivalents, and available-for-sale investments including both short and long-term investments totaled $1,308.6 million, or 67% of total assets, at September 30, 2005; and $1,203.2 million, or 68% of total assets, at December 31, 2004. We believe our current cash, cash equivalents, investments and anticipated cash generated from operations will be adequate to finance our operations for at least the next year.

Cash Flows

	Nine Months Ended
(in thousands)	Sept. 30, 2005	Oct. 1, 2004
Net cash provided by operating activities	$249,357	$256,826
Net cash provided by investing activities	141,379	237,143
Net cash used for financing activities	(126,099)	(134,924)

Net increase in cash and cash equivalents	$264,637	$359,045

Our positive cash flows from operating activities for the nine months ended September 30, 2005 were primarily attributable to net income, adjusted for non-cash items, and net changes in assets and liabilities as discussed below in ‘Working Capital.’

Cash provided by investing activities for the nine months ended September 30, 2005 primarily consisted of proceeds from the maturity and sale of investments, net of purchases, of $159.6 million, partially offset by capital expenditures of $18.2 million.

Cash used for financing activities for the nine months ended September 30, 2005 consisted of repurchases of common stock of $175.2 million, which was partially offset by net proceeds of $46.0 million from the issuance of common stock to employees through our stock option plans.

Working Capital

The significant components of our working capital are liquid assets such as cash, short-term investments and trade accounts receivable, reduced by accounts payable, accrued expenses, deferred income and allowances on sales to distributors, and income taxes payable. Working capital decreased $37.3 million to $1,031.8 million as of September 30, 2005 from $1,069.1 million as of December 31, 2004 primarily as a result of the following working capital decreases:

•	Cash and Cash Equivalents and Short-term investments decreased $31.6 million primarily as a result of repurchases of our common stock, purchases of long-term investments, offset by cash collections from our customers for the period.

•	Deferred income and allowances on sales to distributors increased $25.2 million due to higher levels of inventory at our distributors.

•	Income taxes payable increased $52.8 million primarily as a result of the accrual for income taxes to be paid as a result of the planned repatriation of unremitted foreign earnings, an increase in income tax reserves, and the timing of our estimated income tax payments. See ‘Provision for Income Taxes’ for discussion of the American Jobs Creation Act.

These decreases in working capital were partially offset by the following working capital increase:

•	Accounts receivable, net increased by $57.8 million due to an increase in shipments to distributors during the period. Days sales outstanding increased and were 39 for the three months ended September 30, 2005, compared to 26 for the three months ended December 31, 2004.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 30, 2005, we had less than $125 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months. The impact of any adverse purchase commitments was immaterial as of September 30, 2005.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2010. There have been no significant changes to our operating lease obligations since our 2004 fiscal year end. During the third quarter of 2005, we entered into arrangements which were recorded as capital leases. Such obligations totaled $7.5 million, of which $4.1 million was classified as long-term. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the translation of these local currencies into U.S. dollars for the three and nine months ended September 30, 2005 and October 1, 2004 was immaterial. As of September 30, 2005, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

On October 24, 2005, our Board of Directors approved an increase in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares.

Share repurchase activities for the three months ended September 30, 2005 and October 1, 2004 and for the nine months ended September 30, 2005 and October 1, 2004 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Shares repurchased	4,727	1,158	8,855	7,646
Cost of shares repurchased	$93,787	$23,171	$175,173	$163,705
Average price per share	$19.84	$20.01	$19.78	$21.41

Subsequent to the quarter ended September 30, 2005 and through November 9, 2005, we repurchased an additional 9.4 million shares for a cost of $165.0 million. Total shares repurchased since the inception of our share repurchase program through November 9, 2005 totaled 85.0 million shares for an aggregate cost of $1.8 billion.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees”. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, significantly increasing our operating expenses, and may either increase or decrease our effective tax rate. We believe that the impact of this standard on our inventory valuation will be immaterial. We currently intend to apply the modified prospective recognition method and implement the provisions of SFAS No. 123(R) beginning in the first quarter of 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, we are required to adopt the standard effective with our 2006 fiscal year. We do not expect that the adoption of SFAS 151 will have a significant impact on our financial condition or results of operations.

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

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consisted of fixed income securities of $1.2 billion as of September 30, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of September 30, 2005, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at September 30, 2005, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:     Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in meeting the criteria above.

As required by Section 404 of the Sarbanes-Oxley Act, we perform on-going monitoring and review of our internal controls over financial reporting. As a result of these on-going efforts, we have highlighted opportunities to further improve access, monitoring and change controls within our financial systems and subsystems, and to further strengthen our procedures and practices governing formal review and approval of journal entries and account reconciliations.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

PART II     OTHER INFORMATION

ITEM 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2005, we repurchased shares of our common stock as follows:

Period (in thousands, except footnotes and price per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/2/05-7/29/05	627	$20.87	627	—	16,506
7/30/05-8/26/05	482	21.97	482	—	16,024
8/27/05-9/30/05	3,618	19.38	3,618	—	12,406

Total	4,727		4,727	—

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under the program announced on July 15, 1996 that has no specified expiration. In October 2005 our Board of Directors approved a 20 million share increase in the shares authorized for repurchase. The Board of Directors has authorized, since the inception of the program, a total of 108.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

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
Date: November 9, 2005

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