Form 10-K
period 2005-12-30
ALTERA CORP
filed 2006-03-14
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                    (Mark One)

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒                                Accelerated filer ☐                                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,903,001,809 as of July 1, 2005, based upon the closing sale price on the NASDAQ National Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

There were 359,297,200 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006 at 4:00 p.m. local time, at Altera’s offices at 101 Innovation Drive, San Jose, California.

i

FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	our gross margins and factors that affect gross margins (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Gross Margin”);

•	the commercial success of our new products (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);

•	our research and development expenditures and efforts (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses”);

•	our capital expenditures (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity, and Capital Resources”);

•	the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments (see “Item 1: Business — Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);

•	trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed chip alternatives and our belief that maintaining or increasing market share in the FPGA product sub-segment is important to our success (see “Item 1: Business — Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”); and

•	the impact of new accounting pronouncements, including Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on our expenses (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Item 1A: Risk Factors.

PART I

ITEM 1.	Business.

Founded in 1983, Altera Corporation designs, manufactures, and markets: (1) programmable logic devices, or PLDs; (2) our HardCopy® structured application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property cores, or IP cores; and (4) associated development tools. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our web-site is www.altera.com. Our common stock trades on the NASDAQ National Market under the symbol ALTR.

Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. Our HardCopy devices enable our customers to transition from a high-density FPGA to a low-cost non-programmable implementation of their designs for volume production. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations.

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

Market Segment	Market Sub-Segment	Application/Product

Communications	Networking	• Routers • Switches

	Wireline	• Access Systems • Metropolitan Area Networks • Optical Networks

	Wireless	• Cellular Base Stations • Wireless Local Area Networks

Computer and Storage	Computer	• Mainframes • Servers

	Office Automation	• Copiers • Multi-Function Peripherals • Printers

	Storage	• Redundant Array of Inexpensive Disks (RAID) Systems • Storage Area Networks

Consumer	Broadcast	• Studio Editing • Satellite Equipment • Broadcasting Equipment

	Entertainment	• Audio/Video Systems • Video Displays, Cable Set Top Boxes

Industrial	Automotive	• Car Entertainment Systems • Navigation Systems

	Instrumentation	• Manufacturing Systems • Medical Diagnostic Systems • Test Equipment

	Military	• Guidance and Control • Radar Systems • Secure Communications

	Security/Energy Management	• Automatic Teller Machines (ATMs) • Card Readers • Energy Management Systems

Digital Logic Overview

Three principal types of digital integrated circuits are used in most electronic systems: (1) processors, (2) memory, and (3) logic.

•	Processors, which include microprocessors, microcontrollers, and digital signal processors, are typically used for control, central computing tasks, and signal processing;

•	Memory is used to store programming instructions and data; and

•	Logic is typically used to manage the interchange and manipulation of digital signals within a system.

While system designers employ a relatively small number of standard architectures to meet their processor and memory needs, they require a wide variety of logic circuits to differentiate their end products.

The majority of the digital logic market is made up of three product sub-segments: (1) ASICs; (2) application-specific standard products, or ASSPs; and (3) PLDs. In a broad sense, all of these products are competitive with each other as they generally may be used in the same types of applications in electronic systems. However, differences in cost, performance, density, flexibility, ease-of-use, and time-to-market dictate the extent to which they may be directly competitive for particular applications. The table below summarizes key characteristics of ASIC, ASSP, and PLD products from the perspective of the end customer.

	ASIC	ASSP	PLD

Customizable	Yes, by chip fabrication facility	No	Yes, by end user

Erasability/ Re-programmability	No	No	Yes

Relative Time-to-Market	Slow	Immediate	Fast

Relative Unit Cost	Low	Moderate	Moderate to High

Customer’s Development Cost	High	Low	Moderate

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

Historically, due to their lower per-unit costs, ASICs have been viewed as more cost effective than PLDs for large-volume, low-cost applications such as consumer electronics. Consequently, the unit volume of a PLD implementation is typically lower than that for an ASIC implementation. Additionally, some customers may choose to prototype with PLDs for initial engineering development and then re-design to an ASIC in volume production for lower per-unit cost. While such re-designs have always been an aspect of the PLD business, we believe that the following factors are driving electronic systems manufacturers to use PLDs for their systems’ entire life cycle: (1) the continual reduction in the price premium of programmable logic; (2) the ever-shortening product life cycle of many electronic systems; and (3) the use of more advanced chip manufacturing technology, which heightens the failure risk of ASICs and the up-front costs of design, verification and mask development, known as non-recurring engineering costs, or NREs.

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

We believe that the adoption of more advanced chip manufacturing technology, which is increasing the total cost of chip development, is reducing the cost advantage of ASICs and ASSPs. The cost and time for us to develop a PLD is comparable to the cost and time for others to develop an ASIC or ASSP. Since each of our PLDs is sold to hundreds or thousands of customers, we generally spread development costs and generate revenue across a wide customer base. In contrast, ASIC and ASSP suppliers build fixed, custom chips for a single customer or for a single application. Because it is increasingly difficult for ASIC and ASSP suppliers to identify opportunities that generate enough revenue to compensate for the high development costs, we believe that ASIC suppliers are imposing ever-higher up-front costs and minimum order quantities on customers, and ASSP manufacturers may be developing fewer products.

Strategy and Competition

We believe that the increasing cost associated with the use of advanced chip manufacturing technology is driving the development and use of standard, programmable digital integrated circuits. As in microprocessors and memory, PLDs provide the flexibility for the end user to change and define circuits without incurring the cost, risk and delays of custom chip fabrication. Consequently, we believe that customers will increasingly use PLDs for both prototyping and production rather than ASICs or ASSPs, despite the higher per-unit cost of PLDs.

In order to capture a larger percentage share of the semiconductors purchased by our customers, we are focused on providing the most advanced programmable solutions. To accomplish this goal, we strive to offer our customers:

•	PLDs with the speed, density, functionality, and package types to meet their specific needs;

•	PLDs optimized for low-cost and high-volume applications;

•	HardCopy devices that enable our customers to easily move from our largest PLDs to a low-cost structured ASIC implementation of their designs;

•	Optimized, pre-verified system-level IP cores to speed their design process;

•	State-of-the-art development tools that offer low cost and ease-of-use and compatibility with other industry-standard electronic design automation, or EDA, tools; and

•	A complete customer support system.

We believe that the greatest opportunity for our growth is displacing ASICs and ASSPs. We compete with other PLD vendors to realize this opportunity and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Using publicly available data and information obtained from Gartner Dataquest, we estimate that the smaller vendors, including Lattice

Semiconductor Corporation and Actel Corporation, together comprise approximately 16% of the PLD market. Within the PLD market, sales of FPGAs and CPLDs constitute the majority of revenues. CPLDs and FPGAs are often viewed as two distinct sub-segments of the PLD market and, due to product differences, generally do not compete directly for the same customer designs. Altera was an early entrant in the CPLD sub-segment and, based on our estimates, has held over 40% market share for more than five years. The FPGA sub-segment has outgrown the CPLD sub-segment. FPGAs now comprise approximately 75% of total PLD sales, and it is generally accepted by participants and observers of the industry that the FPGA sub-segment will continue to be the fastest growing sub-segment of the PLD market. Based on our estimates, we believe that in 2005 we had a 32% share in the FPGA sub-segment, up from 30% in 2004 and 29% in 2003, and that maintaining or increasing market share in this sub-segment is important to our long-term growth.

Competition among vendors is most intense in the “design-win” phase of the customer’s design. The design-win phase refers to the customer’s selection of a particular vendor’s product for use in the customer’s electronic system. Because each vendor’s product offering is proprietary, the cost to switch PLD devices after a system has been designed and prototyped is very high. Therefore, customers rarely switch PLD vendors after this initial selection for a particular design. From the time a design-win is secured it can be as long as two years, and sometimes longer, before the customer starts volume, or production, purchases of our devices. Typically, the customer selects the PLD vendor relatively early in the customer’s design program. It typically takes several years from that point before the customer has completed its entire system design, built prototypes, sampled the marketplace for customer acceptance, made any modifications, and established volume manufacturing capacity. Thus, movements in PLD market share often occur some time after the change in relative competitiveness that gave rise to the market share shift. Because of this time lag, market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the degree of success or timing of a customer’s program, and because the end markets are so fragmented (we have over 14,000 PLD customers), it is difficult even for PLD vendors to gauge their competitive strength in securing design wins as of a particular point in time.

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

We also believe that in certain circumstances these new product families compete favorably against ASICs and ASSPs, as well as against other types of chips such as microcontrollers, microprocessors, and digital signal processors. Some of the functionality offered by these other types of chips can be implemented in PLDs using pre-built and pre-verified IP cores. An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips. A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

As is true of the semiconductor industry as a whole, the digital logic segment and the PLD sub-segment are intensely competitive and are characterized by rapid technological change, rapid rates of product obsolescence, and price erosion. All of these factors may adversely affect our future operating results. For a discussion of risk factors associated with our strategy and competition, see “Item 1A: Risk Factors” — “Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects” and “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

Products

Our products consist primarily of devices, IP cores, and proprietary development tools. A brief overview of these products follows.

Devices

Our devices fall into the following four categories: (1) FPGAs, (2) CPLDs, (3) low-cost HardCopy structured ASIC devices, and (4) configuration devices that store the programming code for our FPGAs. These devices span multiple architectures and device families, with numerous product options. Each device family offers unique functional benefits and differing density and performance specifications. Sales of FPGAs accounted for 70% of our total sales in 2005, 68% in 2004 and 65% in 2003. Sales of CPLDs accounted for 20% of our total sales in 2005, 23% in 2004 and 27% in 2003. Sales of our other products accounted for 10% of our total sales in 2005 and less than 10% of our total sales in 2004 and 2003. Some of our latest device families, which are typically designed into new end equipment, are summarized and described below. Certain of our more mature device families, which are not now typically designed into new end equipment but may still comprise significant portions of our total revenue, have been omitted from the descriptions below.

Stratix® and Stratix II High-End, System-Level FPGAs

Our Stratix product families are built using the most advanced CMOS process technology and address a broad range of applications in communications, computing and storage, consumer, and industrial markets. Architectural innovations within Stratix FPGAs help provide industry-leading logic density and performance, while offering high speed and flexible embedded system functionality such as memory and digital signal processing (DSP) blocks. Additionally, our Stratix GX and Stratix II GX FPGA devices offer advanced transceiver capabilities for applications that require reliable, multi-gigabit data transfer rates.

Cyclone™ and Cyclone II Low-Cost, High-Volume FPGAs

Our Cyclone product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications across a vast array of end markets within communications, computing and storage, consumer, and industrial. Architectural innovation allows Cyclone devices to combine a low-cost structure with abundant device resources making them ideal for high-volume applications across all our served markets in areas such as digital set-top boxes, DVD player/recorder systems, automotive telematics, and flat panel televisions.

MAX® and MAX II CPLDs

Our MAX CPLD product families are instant-on, non-volatile devices that address a wide range of high-speed glue logic functions found in a broad range of electronics equipment in the communications, computing and storage, consumer, and industrial markets. Glue logic enables the interaction of multiple subsystem components. Our current generation MAX II devices are based on a newly developed and revolutionary architecture that reduces costs by up to 50 percent or more, consumes 90 percent less power, and increases performance by as much as 50 percent over the previous generation MAX family.

HardCopy and HardCopy II Structured ASIC Devices

Our HardCopy and HardCopy II (HardCopy) products offer customers a migration path from the highest density FPGA families to a low-cost structured ASIC device for high-volume production applications. In contrast to traditional

ASICs, in which every mask layer is custom and unique to the customer’s design, “structured ASICs” share a common set of base layers and the customer’s design is implemented in the device by customizing only the last few mask layers. For a given process technology, structured ASIC devices deliver nearly the performance of comparable ASICs, but with reduced development costs and shorter production lead-times.

HardCopy device base arrays are developed from equivalent FPGAs by removing the configuration circuitry, programmable routing, and programmability for logic and memory. This scheme reduces the die size while maintaining compatibility with the FPGA architecture, providing seamless migration of the customer design to a HardCopy device. As a result, HardCopy devices extend the flexibility and time-to-market advantages of high-density FPGAs, which are used typically for prototyping, to high-volume, more cost-sensitive applications traditionally served by fixed ASICs.

Intellectual Property Cores

IP cores are pre-verified building blocks that implement standard system-level functions that customers incorporate in their PLD design by using our proprietary development software. Soft IP cores available for use in our devices consist of our Nios® and Nios II soft core embedded processors and our portfolio of MegaCore® functions, which we license to our customers, and our Altera Megafunction Partners Program, or AMPPSM, cores, which are pre-verified by us and licensed to our customers by third parties.

The Nios and Nios II embedded processors utilize a reduced instruction set computing, or RISC, architecture and are a cost-competitive and flexible alternative to discrete microcontroller solutions. The Nios embedded processors can be efficiently implemented in all of our newer FPGA devices. The Nios II soft core embedded processor provides up to a 300% improvement in price/performance when compared to the original Nios embedded processor and competes favorably with many discrete microcontrollers.

With IP cores, system designers can focus more time and energy on improving and differentiating the unique aspects of their system design, rather than spending time designing common off-the-shelf functions. IP cores are essential to providing our customers solutions that enable higher levels of integration and faster time-to-market. Today, we offer a broad range of soft IP cores for various system blocks for DSP algorithms, bus interfaces, memory controllers, telecommunications, data communications, microprocessors, and peripherals. Prior to licensing a soft IP core, customers may download an encrypted soft IP core from our web-site and verify that it works in their own system design. While licensing soft IP cores represents a small portion of our total revenues, we believe a broad product offering in this area is necessary to compete with ASIC and ASSP suppliers as well as other PLD suppliers.

Development Tools

Our proprietary development tools, consisting primarily of the Quartus® II software, enable our customers to successfully complete all necessary PLD design steps. Our tools enhance engineering productivity by facilitating design entry, design compilation, design verification, and device programming during the initial design and subsequent design revisions.

Our development tools can be used on a variety of computing platforms and have built-in interfaces with other engineering design software, thus making it possible for customers to utilize their existing design environment. Our Quartus II software development tools run under the Microsoft Windows, UNIX (including Solaris and HP-UX), and Linux operating environments. Our development tools also provide interfaces to many industry-standard EDA tools, including those offered by Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and Synplicity, Inc.

Like soft IP cores, our development tools generate less than 10% of our total revenues, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against ASIC and ASSP suppliers as well as other PLD suppliers.

Research and Development

Our research and development activities have focused primarily on PLDs and on associated IP cores, development software, and hardware. We have developed these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we have introduced during the past three years a number of new families, including the Stratix II, Stratix II GX, Cyclone II, MAX II, and HardCopy II device families, as well as major enhancements to our IP core offering and the Quartus II development platform.

Our research and development expenditures were $209.8 million in 2005, $180.5 million in 2004, and $178.5 million in 2003. We expense as incurred all research and development costs that have no alternative future use. We intend to continue to spend substantial amounts on research and development in order to continue to develop and achieve market acceptance of our new products. For a discussion of risk factors associated with our research and development efforts, see “Item 1A: Risk Factors” — “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

Patents, Trademarks, and Licenses

We generally rely on intellectual property law, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology. We have increased investment in intellectual property protection in the last several years and, as of December 30, 2005, we owned more than 1,100 United States and 180 foreign patents. We also have more than 900 patent applications currently pending. Also, we have used, registered, and applied to register certain trademarks and service marks to distinguish our products, technologies, and services from those of our competitors in the United States and foreign countries. In addition, we file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

We have entered into technology licensing agreements that give us rights to design, manufacture, and sell products using certain intellectual property owned by others. In July 2001, we entered into a settlement agreement with Xilinx under which we settled all pending patent litigation. As part of the settlement agreement, we entered into a royalty-free patent cross license agreement with Xilinx, including a prohibition of further patent litigation between the two companies through July 2006. In connection with the settlement agreement, we paid Xilinx a one-time payment of $20.0 million. Similarly, in July 2001, we entered into a settlement agreement with Lattice under which we settled all pending patent litigation. As part of the settlement agreement, we entered into a royalty-free patent cross license agreement with Lattice, including a multi-year prohibition of further patent litigation between the two companies. No payments were made by Altera or Lattice as part of the settlement.

When necessary, we seek to enforce our intellectual property rights. For example, in 1999, we brought an action against Clear Logic, Inc. for infringement of our mask work registration rights and for interfering with our license agreements with our customers. A jury in the United States District Court for the Northern District of California decided in our favor on both issues in October 2002, and the jury verdict was affirmed on appeal by the Ninth Circuit Court of Appeals in September 2005. Although we believe that protection afforded by our intellectual property rights has value, the rapidly changing technology in the semiconductor industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on our patent, trademark, or other proprietary rights. For a discussion of risk factors associated with our patents, trademarks, and licenses, see “Item 1A: Risk Factors” — “The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position” and “Intellectual property infringement claims could adversely affect our ability to manufacture and market our products.”

Marketing and Sales

We market our products worldwide through a network of distributors, independent sales representatives, and direct sales personnel. From time to time, we may add or remove independent sales representatives or distributors from our selling organization as we deem appropriate.

Altera Distributors

We engage distributors in all major geographic markets that we serve. These distributors are franchised by component manufacturers to sell a wide variety of products to many customers, and they may sell competing products or solutions. We have contracts with our distributors, which can be terminated by either party in a relatively short period of time. The main roles of our independent distributors are to provide demand creation for the broad base of customers and order fulfillment services.

All of our distributors stock inventory of our products. The distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss generally transfer upon shipment from our stocking locations, which are primarily located at the independent subcontractors we employ for test and assembly services in the Asia Pacific region or our warehouse in San Jose. Upon shipment to the distributor, we generally defer revenue on the sale in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption titled “Deferred income and allowances on sales to distributors.” All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see “Note 2 — Significant Accounting Policies — Revenue Recognition” to our Consolidated Financial Statements.

Our sales cycle begins with a “design-win” phase, which is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. Once customer demand has been created and a design is ready to move into prototyping or production, the order fulfillment process begins. Regardless of whether Altera, the independent sales representative, or the distributor created the demand, a local distributor will process and fulfill over 90% of all orders from customers. Our distributors are the legal sellers of the products and therefore bear all risks, such as credit loss, inventory shrinkage and theft, and foreign currency fluctuations that are generally related to the sale of commercial goods.

In accordance with our distribution agreements and industry practice, we have granted our distributors the contractual right to return certain amounts of unsold product on a periodic basis and also to receive price concessions for unsold product in the case of a subsequent decrease in list prices. We also provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often competitively negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will often negotiate and receive a price concession from Altera. In recent years, such concessions have exceeded 50% of list price on average. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor.

Total sales is the sum of our own direct sales to original equipment manufacturers, or OEMs, and our distributors’ resales of Altera products. For the year ended December 30, 2005, worldwide sales through distributors for subsequent resale to OEMs, or their subcontract manufacturers, accounted for 93% of total sales. Arrow Electronics, Inc. is our largest distributor and on a worldwide basis accounted for 44% of total sales in 2005, 46% of total sales in 2004, 51% of total sales in 2003. Altima Corporation, which serves the Japanese market, accounted for 17% of total sales in 2005, 16% of total sales in 2004, and 16% of total sales in 2003. Paltek Corporation, which also serves the Japanese market, accounted for 10% of total sales in 2004, and less than 10% of total sales in 2005 and 2003. In March 2006, we terminated our distribution relationship with Paltek Corporation.

For a discussion of the risk factors associated with our distribution model, see “Item 1A: Risk Factors” — “We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected would materially reduce our future sales” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.” See also “Note 2 — Significant Accounting Policies — Concentrations of Credit Risk” to our Consolidated Financial Statements.

Altera Sales, Marketing, and Customer Support

Altera also maintains a dedicated global sales and marketing organization to create customer demand and manage the network of distributors and independent sales representatives. In general, Altera focuses its direct demand creation efforts on a limited number of key accounts, as well as providing technical, business, and marketing support to distributors and independent sales representatives. Independent sales representatives are mostly located in North America and in select European countries. Independent sales representatives create demand and provide customer support in a defined territory and, in many cases, with a defined set of customers. They stock no inventory and provide no order fulfillment services. All of our contracts with independent sales representatives may be terminated by either party in a relatively short period of time.

Customer support and service are important aspects of selling and marketing our products. We provide several levels of technical user support, including applications assistance, design services, and customer training. Also, we publish data sheets and application notes, conduct technical seminars, and provide design assistance via the Internet and electronic links to the customer.

Throughout the United States, we have domestic sales offices in numerous major metropolitan areas. In addition, we maintain international sales support offices in various metropolitan areas including Bangalore, Beijing, Cork, Helsinki, Hong Kong, London, Munich, Osaka, Ottawa, Paris, Seoul, Shanghai, Shenzhen, Singapore, Stockholm, Taipei, Tokyo, and Turin.

No single end customer accounted for more than 10% of our total sales in 2005, 2004, or 2003.

International Sales

International sales, which consist of all sales outside of North America, constituted 75% of total sales in 2005, 71% of total sales in 2004, and 67% of total sales in 2003. Sales to Japan accounted for 25% of total sales in 2005 and 2004, and 24% in 2003. Except for the United States and Japan, no other country accounted for sales in excess of 10% of total sales during 2005, 2004, or 2003. We expect international sales to continue to increase as a percentage of our total sales in the future. All of our sales to foreign entities are denominated in United States dollars. For a detailed description of our sales by geographic region, see “Item 7: Results of Operations — Sales by Geography” and “Note 10 — Segment and Geographic Information” to our Consolidated Financial Statements. For a discussion of the risk factors associated with our foreign operations, see “Item 1A: Risk Factors” — “Because we depend on international sales for a majority of our total sales, we may be subject to political, economic and other conditions that could increase our operating expenses and disrupt our business” and “Our business is subject to tax risks associated with being a multinational corporation.”

Backlog

Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders on December 30, 2005, was approximately $522.7 million, compared to $330.8 million on December 31, 2004.

Historically, backlog has been a poor predictor of future customer demand. While our backlog can increase during periods of high demand and supply constraints, purchasers may generally cancel product orders up to 30 days prior to the scheduled delivery date without incurring significant cancellation penalties. Further, we generally defer recognition of revenue on shipments to distributors until the product is resold. For all of these reasons, backlog as of any particular date should not be used as a predictor of future sales.

Manufacturing

Wafer Supply

Die, cut from silicon wafers, are the essential components of all our devices and a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we do not directly manufacture our silicon wafers. Instead, our silicon wafers are produced by independent semiconductor foundries. This enables us to take advantage of these suppliers’ high-volume economies of scale and also gives us direct and timely access to advanced process technology. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company, or

TSMC, an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In the past, we have used other foundry vendors, and we may establish additional foundry relationships as they become economically beneficial or technically necessary. For a discussion of risk factors associated with our wafer supply arrangements, see “Item 1A: Risk Factors” — “We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business,” “Shortages of, and/or increased costs for, our silicon wafers could lower our gross margins, reduce our sales, or otherwise materially disrupt our business,” “The manufacture of our products is complex, and the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires,” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.”

Testing and Assembly

After wafer manufacturing is completed, each silicon wafer is tested using a variety of test and handling equipment. The vast majority of our silicon wafer testing is performed at TSMC, and our San Jose pilot line facility, which is used primarily for new product development. This testing is performed on equipment owned by us and consigned to our partners.

The wafers are then shipped to various assembly suppliers in Asia, where good die are separated into individual chips that are then encapsulated in packages. We employ a number of independent suppliers for assembly purposes. This enables us to take advantage of these subcontractors’ high-volume economies of scale and supply flexibility, and gives us direct and timely access to advanced packaging technology. We purchase almost all of our assembly services from Amkor Electronics, Inc., in Korea and the Philippines, and Advanced Semiconductor Engineering, Inc., or ASE, in Malaysia and Taiwan.

Following assembly, each of the packaged units receives final testing, marking, and inspection prior to being packaged for storage as finished goods. We obtain almost all of our final test and back-end operation services from Amkor and ASE. Final testing by these assembly suppliers is accomplished through the use of our proprietary test software operating on hardware that is consigned to or owned by our suppliers.

The majority of our inventory, including finished goods, is warehoused at our subcontract test and assembly partners located in Asia with a smaller portion located at our corporate facility in San Jose, California. On our behalf, these suppliers also ship our products to OEMs and distributors.

For a discussion of risk factors associated with our testing and assembly arrangements, see “Item 1A: Risk Factors” — “We depend on independent subcontractors, located in Asia, to assemble, test, and ship our semiconductor products. The failure of these subcontractors to satisfy our demand could materially disrupt our business” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.”

Executive Officers of the Registrant

Our executive officers and their ages as of March 14, 2006 are as follows:

Name	Age	Position
John P. Daane	42	Chairman, President and Chief Executive Officer
Denis M. Berlan	56	Executive Vice President and Chief Operating Officer
John R. Fitzhenry	56	Vice President, Human Resources
Lance M. Lissner	56	Senior Vice President, Business Development
George A. Papa	57	Senior Vice President, Worldwide Sales
Jordan S. Plofsky	45	Senior Vice President, Marketing
Nathan M. Sarkisian	47	Senior Vice President and Chief Financial Officer
Katherine E. Schuelke	43	Vice President, General Counsel and Secretary

There are no family relationships among our executive officers or between any executive officer and any of our directors.

John P. Daane joined us as our President and Chief Executive Officer in November 2000 and was elected as one of our directors in December 2000 and our Chairman of the Board in May 2003. Prior to joining us, Mr. Daane spent 15 years at LSI Logic Corporation, a semiconductor manufacturer, most recently as Executive Vice President, Communications Products Group, with responsibility for ASIC technology development and the Computer, Consumer, and Communications divisions. Mr. Daane earned his bachelors degree from the University of California, Berkeley in 1986.

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

John R. Fitzhenry joined us in May 1995 as Vice President, Human Resources. From February 1983 to May 1995, he was employed by Apple Computer, Inc., a manufacturer of personal computers, in various human resource management positions. Mr. Fitzhenry earned his bachelors degree from the University of California, Santa Barbara in 1971 and his J.D. from the University of the Pacific McGeorge School of Law in 1976.

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

Nathan M. Sarkisian joined us in June 1992 as Corporate Controller. He was appointed Vice President, Finance and Chief Financial Officer in August 1995 and Senior Vice President and Chief Financial Officer in March 1998. On March 6, 2006, we announced Mr. Sarkisian’s planned retirement by the end of 2006. Prior to joining us, Mr. Sarkisian held various accounting and financial positions at Fairchild Semiconductor and at Schlumberger Limited, an oil field services company. Mr. Sarkisian earned a bachelors degree from Stanford University in 1981 and an M.B.A. from Harvard University in 1992.

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

Employees

As of December 30, 2005, we had 2,361 regular employees. Of these employees, 1,428 were located in the United States. None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages, and we believe that our employee relations are good.

Web-site Access to Company’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed, or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web-site at www.altera.com, as soon as reasonably practical after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (www.sec.gov). We will also provide a copy, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134.

This annual report includes trademarks and service marks of Altera and other companies which are unregistered and registered in the United States and other countries.

ITEM 1A.	Risk Factors.

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

Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects.

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry will depend on our ability to provide our customers with solutions offering greater value than solutions offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us.

Because we develop PLDs for applications that are presently served by vendors of ASICs, ASSPs, microcontrollers, and digital signal processors, we indirectly compete against vendors of these products. Many of these vendors, including International Business Machines Corporation and Texas Instruments Inc., have substantially greater financial, technical, and marketing resources than we do and have well-established market positions and solutions that have been proven technically feasible and economically competitive over several decades. We may not be able to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, some of our customers have historically used standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the markets for ASICs, ASSPs, microcontrollers, and digital signal processors, but may also displace our products in the applications that we presently serve.

Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.

As a semiconductor company, we operate in a dynamic market characterized by rapid technological change. The manufacture of our products is a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may not result in the timely introduction of competitive new products, or enhancements to existing products. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix II and Cyclone II families, are manufactured on a 90-nanometer all-layer-copper interconnect process. Our next generation product families will be manufactured on a 65-nanometer all-layer-copper interconnect process for which we have no production history. We will continue to transition our fabrication process arrangements to smaller circuit geometries. The use of advanced process technology entails inherent technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and timeliness of delivery.

We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business.

Nearly all of our silicon wafers are produced by Taiwan Semiconductor Manufacturing Company, or TSMC, in its manufacturing facilities located primarily in Taiwan. The remaining portion of our silicon wafers are produced by Sharp Corporation in Japan. Silicon wafer production facilities have at any given time a fixed capacity, the allocation of which is determined solely by our vendors and over which we have no direct control. We have no formalized long-term supply or allocation commitments from our foundry suppliers. Our operations would be disrupted if TSMC terminates its relationship with us and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner.

To ensure the continued supply of wafers, we may establish other sources of wafer supply for our products as these arrangements become economically advantageous or technically necessary. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply with foundry vendors that have the capabilities to manufacture our products, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production.

Furthermore, as a result of our reliance on third-party foundries, we have little or no direct control over production costs, delivery schedules, and wafer quality. We also face increased exposure to potential misappropriation of our intellectual property.

Shortages of, and/or increased costs for, our silicon wafers could lower our gross margins, reduce our sales, or otherwise materially disrupt our business.

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

The manufacture of our products is complex, and the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacture of our products is a highly complex and precise process, requiring production in a tightly controlled environment. In addition to sufficient foundry manufacturing capacity and wafer prices, we depend on good production yields (the number of good die per wafer), and timely delivery of silicon wafers to meet our customers’ demand for products and to maintain profit margins. Wafer production yields depend on a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced, and may experience from time to time, problems with achieving acceptable production yields and timely delivery from our foundry vendors.

Difficulties in production yields can often occur when we begin production of new products, when we transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another, or manufactures the same product at multiple factories. As a result of manufacturing defects, TSMC has also, from time to time, scrapped wafers, resulting in longer manufacturing lead times. Further, production throughput times vary considerably among the various factories used by our wafer suppliers, and we may experience delays from time to time in processing some of our products. These difficulties and delays can potentially result in significantly higher costs and lower product availability.

We depend on independent subcontractors, located in Asia, to assemble, test, and ship our semiconductor products. The failure of these subcontractors to satisfy our demand could materially disrupt our business.

Because we rely on independent subcontractors to assemble, test, and ship our semiconductor products, we cannot directly control our product delivery schedules or quality levels. Our future success also depends on the financial viability of our independent subcontractors. If the capital structures of our independent subcontractors weaken, we may experience product shortages, quality assurance problems, and/or increased manufacturing costs.

Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.

The economic, market, social, and political situations in countries where certain independent subcontractors and distributors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may not be able to obtain or distribute product in a timely manner. Market and political conditions, including currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation, in areas where our independent subcontractors and distributors are located also could have a severe negative impact on our operating capabilities. For example, because we rely heavily on TSMC to produce a significant portion of our silicon wafers, earthquakes or other natural disasters in Taiwan and Asia generally could limit our supply of silicon wafers and thereby harm our business, financial condition, and results of operation.

Our business is subject to the risks of earthquakes and other catastrophic events.

Our corporate headquarters in San Jose, California is located near major earthquake faults. A significant natural disaster, such as an earthquake, may cause significant disruption to our business. Any catastrophic event, such as an earthquake or other natural disaster, could significantly impair our ability to meet product design deadlines, maintain our records, pay our suppliers, or manufacture or ship our products.

Any prolonged disruption to our global communications infrastructure could impair our ability to plan factory activity and respond to customer demand.

Demand for our products is highly volatile, especially at the detailed ordering code level. To achieve short delivery lead times and superior levels of customer service, while maintaining low levels of inventory, we constantly adjust our manufacturing subcontractors’ production schedules. We develop and adjust these schedules based on end customer demand as placed on our distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We aggregate and disseminate all of this information electronically over a complex global communications network. Our ability to aggregate demand and to adjust our production schedules is highly dependent on this network; we have no manual back-up. If a portion of this network were to experience a prolonged disruption or failure in service, our ability to plan factory activity and respond to demand would be impaired.

The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position.

We rely significantly on patents to protect our intellectual property rights. We have increased investment in intellectual property protection in the last several years and, as of December 30, 2005, we owned more than 1,100 United States and 180 foreign patents. We also have more than 900 patent applications currently pending. Our patents and patent applications may not provide meaningful protection from our competitors as the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Our competitors may be able to circumvent our patents or develop new patentable technologies that displace our existing products. In addition to patent protection, we rely on trademark, trade secret, copyright, and mask work laws to protect our unpatented proprietary information or technologies. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain, or use our proprietary information or technologies without our authorization. If other companies obtain our proprietary information or technologies, or develop substantially equivalent information or technologies, they may develop products that compete against our products.

Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we may not be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Intellectual property infringement claims could adversely affect our ability to manufacture and market our products.

From time to time in the normal course of business, we receive inquiries from other parties with respect to possible patent infringements. As a result of these inquiries, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We may not be able to obtain licenses on reasonable terms. Additionally, license agreements may have set durations and/or have limited license grants and therefore may not provide complete protection against infringement claims involving all of our current or future products. For example, the settlement agreement that we entered into with Xilinx in July 2001 prohibits patent litigation between the two companies only through July 2006.

If we are sued for patent infringement, the costs and outcome of litigation could be unpredictable and could have a negative impact on our financial results. Intellectual property claims, regardless of their merit, can result in costly litigation and divert the efforts of our technical and management personnel. Legal proceedings also tend to be unpredictable and may be affected by events outside of our control. If we are unsuccessful in defending against intellectual property infringement claims, we may be required to pay significant monetary damages or be subject to an injunction against the manufacture and sale of one or more of our product families. Alternatively, we could be required to expend significant resources to develop non-infringing technology, the success of which may be uncertain. Intellectual property litigation may have an adverse effect on our financial position, results of operation, or cash flows.

Product quality problems could lead to reduced revenue, gross margins, and net income.

We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Our pre-shipment testing programs may not detect all defects, either ones in individual products or ones that could affect numerous shipments. Because we generally warrant our products for varying lengths of time against defects in materials and workmanship and non-conformance to our specifications, we have on occasion been required to repair or replace certain components or refund the purchase price paid by our customers due to product defects. If there are material increases in customer claims or the costs to service warranty claims compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, an inability to cure a product defect in a timely manner could result in product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially impact our revenue, gross margins, and net income.

We may be subject to product liability claims.

We sell to customers in the automotive, military, aerospace, avionics, medical equipment, and other industries where our devices are used in systems that could cause damage to property or persons if those systems were to fail. We may be subject to product liability claims if our devices are the cause of system failures. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low. However, we will face increased exposure to product liability claims if there are substantial increases in both the volume of our sales into these applications and the frequency of system failures caused by our devices.

We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected could materially reduce our future sales.

Worldwide sales through distributors accounted for 93% of our total sales during 2005. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. Our contracts with our distributors may be terminated by either party in a relatively short period of time.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially impact our distributors’ operations.

We are highly dependent on Arrow Electronics, Inc., in many locations across the world, particularly in North America.

During 2005, Arrow on a worldwide basis accounted for approximately 44% of total sales, while our next largest distributors accounted for approximately 17% and 9% of total sales, respectively. At December 30, 2005, four distributors, each of which accounted for more than 10% of total accounts receivable, accounted for 40%, 19%, 13%, and 11% of total accounts receivable.

Our complex communications infrastructure limits our ability to add or replace distributors or manufacturing subcontractors.

Our distributors and manufacturing subcontractors must have a relatively high level of data processing and communications expertise to link to our global communications network. Even for distributors or manufacturing subcontractors with sophisticated data processing and communications capabilities, the process of integrating their system with our system over our network can take weeks or months. Thus, there is a long lead time to add new or replace existing distribution or manufacturing partners.

The length of our design-in and sales cycle could impact our ability to forecast future sales.

Our sales depend on our products being designed into our end customers’ products and those products achieving volume production. Our products are very complex in nature, and the time from design-in to volume production ranges from 6 months to 3 years. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized. These factors include, but are not limited to, changes in the competitive position of our technology, the competitiveness of our customers’ products in the markets they serve, our customers’ financial stability, customer program delays and cancellations, and our ability to ship products according to our customers’ schedule.

Our business is characterized by a general decline in selling prices of semiconductor products that may materially adversely affect our profitability.

We have experienced and continue to experience a decrease in the selling prices of our products. We have attempted to offset the decrease in selling prices through manufacturing cost reductions, improving our yields, and increasing unit sales. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in selling prices of our products, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

Because we depend on international sales for a majority of our total sales, we may be subject to political, economic and other conditions that could increase our operating expenses and disrupt our business.

During each of the last three years, international sales were a majority of our total sales. During 2005, international sales constituted approximately 75% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. Risks related to our foreign operations include unfavorable economic, market, political, and social conditions in a specific country or region, fluctuation in foreign currency exchange rates, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the burdens of complying with a variety of foreign laws and risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries on the import or export of our products in the future.

Our business is subject to tax risks associated with being a multinational corporation.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax law is subject to legal and factual interpretation, judgment, and uncertainty, and tax laws themselves are subject to change. Consequently, taxing authorities may impose tax assessments or judgments against us that could result in a significant charge to earnings relating to prior periods and/or an increase in our effective income tax rate.

Our gross margins are subject to fluctuations due to many factors.

Our gross margins may fluctuate depending on many factors, including, but not limited to, our product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, changes in the mix of our business between prototyping- and production-based demand, and various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead.

Our financial results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. During 2000-2001, the semiconductor industry was significantly impacted by the economic downturn and contraction in the computing and communication equipment markets and by the ensuing inventory correction in the supply chain for those industries. This down cycle, like many of the preceding down cycles, resulted in significant reductions in unit demand, excess customer inventories, price erosion, and excess production capacity. We experienced five consecutive declines in quarterly sales beginning in the fourth quarter of 2000 and ending in the fourth quarter of 2001. The protracted deceleration resulted in a peak-to-trough decline in quarterly sales of nearly 60%.

In addition to reductions in sales, our profitability decreases during downturns as we are unable to reduce our expenses at the same rate as our sales decline. For example, at the height of the previous up cycle, in the third quarter of 2000, our operating expenses were less than 27% of sales compared to almost 49% in the first quarter of 2002. Similarly, our gross margins tend to deteriorate and fluctuate during down cycles. For example, in the third quarter of 2000, our reported gross margin was over 66% of sales compared to 60% of sales in the first quarter of 2002. Furthermore, the industry contraction during 2000-2001 was prolonged and severe and resulted in an inventory charge of $154.5 million in 2001 relating primarily to the write-off of inventories in excess of projected demand. Additionally, as a result of reduced demand and in an effort to reduce our ongoing expense levels, we incurred restructuring charges and write-downs totaling $47.7 million in 2001. In the year ended December 31, 2000, our net income was $496.9 million on sales of $1.4 billion whereas for the year ended December 31, 2001, we reported a net loss of $39.8 million on sales of $839.4 million. We expect that our future sales and profitability will continue to be volatile.

In an effort to reduce the possibility of future excess inventory, we reduced our inventory carrying targets in 2002. Reductions in targeted inventory carrying levels may result in poorer delivery performance relative to our customers’ desired lead times. Poor delivery performance over time may erode our competitive position and result in a loss of market share. Despite our intent to operate with lower inventory levels, we are likely to experience inventory write-downs in the future, especially if our inventory becomes out-of-mix with, or excess to, customer demand.

As we carry only limited insurance coverages, any incurred liability resulting from uncovered claims could adversely affect our financial condition and operating results.

Our insurance policies may not be adequate to fully offset losses resulting from covered incidents. Additionally, we do not have coverage for certain losses. We have made certain judgments regarding our existing insurance coverage that we believe are consistent with common practice and economic and availability considerations. If our insurance coverage is inadequate to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and operating results.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Our headquarters facility is located in San Jose, California, on approximately 25 acres of land that we purchased in June 1995. The campus for the headquarters facility currently consists of four interconnected buildings totaling approximately 500,000 square feet. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 240,000 square foot design and test engineering facility in Penang, Malaysia. This facility is situated on land leased on a long-term basis from the Penang Development Corporation. Finally, we lease our domestic and international offices, including our European Technology Center in the United Kingdom, our Toronto Technology Center, and our Ottawa Technology Center. Rental expense under all operating leases amounted to approximately $9.3 million in 2005. We believe that our existing facilities and any planned future expansions are adequate for our current and foreseeable future needs.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol ALTR. As of February 15, 2006, there were approximately 600 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 100,000 stockholders as of February 15, 2006.

The closing price of our common stock on February 15, 2006 was $19.98 per share as reported by the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ National Market:

	2005		2004
	High	Low	High	Low
First Quarter	$21.37	$17.88	$26.82	$19.32
Second Quarter	22.60	18.28	23.57	19.75
Third Quarter	22.88	18.49	21.39	17.75
Fourth Quarter	19.69	16.28	24.04	19.57

Our policy has been to reinvest our earnings to fund future growth and to repurchase shares of our common stock. Accordingly, we have not paid cash dividends on our common stock and currently do not intend to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities: During the fourth quarter of 2005, we repurchased shares of our common stock as follows:

(In thousands, except footnotes and per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional shares authorized for repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/03/2005 – 10/28/2005	6,495	$17.99	6,495	20,000	25,911
10/31/2005 – 11/25/2005	3,935	$16.87	3,935	—	21,976
11/28/2005 – 12/30/2005	619	$18.69	619	—	21,357

(1)	No shares were purchased outside of publicly announced plans or programs.

The company repurchases shares under the program announced on July 15, 1996 that has no specified expiration. As of December 30, 2005, the Board of Directors had authorized, since the inception of the program, a total of 108.0 million shares for repurchase. No existing repurchase plans or programs expired, nor has the company decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which the company does not intend to make further purchases.

During each quarter of 2005, we entered into an agreement pursuant to SEC Rule 10b5-1 under which we authorized a third-party broker to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

ITEM 6.	Selected Consolidated Financial Data.

Five-Year Summary

Five Years Ended December 30, 2005 (In thousands, except per share amounts)	2005	2004	2003	2002	2001
Statements of Operations Data
Net sales	$1,123,739	$1,016,364	$827,207	$711,684	$839,376
Cost of sales	365,946	310,168	265,873	263,067	458,699

Gross margin	757,793	706,196	561,334	448,617	380,677
Research and development expenses	209,765	180,525	178,543	182,766	170,869
Selling, general, and administrative expenses	225,861	210,745	184,609	168,484	215,318
Restructuring and other special charges	—	—	—	—	47,669

Income (loss) from operations	322,167	314,926	198,182	97,367	(53,179)
Interest and other income, net	34,869	15,857	14,319	25,961	40,176

Income (loss) before income taxes	357,036	330,783	212,501	123,328	(13,003)
Provision for income taxes	78,207	55,672	57,376	32,065	26,779

Net income (loss)	$278,829	$275,111	$155,125	$91,263	$(39,782)

Net income (loss) per share:
Basic	$0.75	$0.74	$0.41	$0.24	$(0.10)
Diluted	$0.74	$0.72	$0.40	$0.23	$(0.10)
Shares used in computing net income (loss) per share:
Basic	370,164	373,785	381,387	383,619	386,097
Diluted	376,192	382,473	389,753	391,708	386,097

Balance Sheet Data
Working capital	$940,500	$1,069,055	$884,830	$909,858	$850,561
Total assets	1,822,781	1,763,666	1,523,760	1,371,737	1,361,427
Long-term portion of capital lease obligations	3,871	—	—	—	—
Stockholders’ equity	1,264,209	1,278,624	1,102,404	1,131,236	1,114,500
Book value per share	3.52	3.42	2.93	2.95	2.89

Note: Certain reclassifications have been made to previous balance sheets to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) taxes.

Revenue Recognition: We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 90%

of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In almost all cases, sales to distributors are made under agreements allowing for returns and subsequent price adjustments, and we defer recognition of revenue until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is so large and because there are errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

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

We routinely compare our inventory against projected demand and record provisions for excess and obsolete inventories as necessary. However, actual demand may materially differ from our projected demand, and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from inventory previously written down.

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

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 14,000 customers in communications, computer and storage, industrial, and consumer market segments. We design, manufacture, and market: (1) programmable logic devices, or PLDs; (2) HardCopy structured application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property cores, or IP cores; and (4) associated development tools.

PLDs are semiconductor integrated circuits that are built as standard chips that customers program to perform desired logic functions within their electronic systems. Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. Over 90% of our revenue is generated from the sales of our PLDs. The majority of the remainder of our revenue is derived from (1) the sale of our HardCopy devices, which enable our customers to move from a high-density FPGA to a low-cost, high-volume non-programmable implementation of their designs, and (2) the licensing of IP cores and proprietary development tools. Our IP cores enable customers to easily implement standard functions in their PLD designs, and our development tools are necessary to program our PLDs.

We believe that the greatest opportunity for our growth is displacing fixed chip logic alternatives, namely ASICs and ASSPs. We estimate based on publicly available data, and with information derived from Gartner Dataquest, that the PLD market was approximately $3.3 billion in 2005, whereas the digital logic market, consisting primarily of ASICs and ASSPs, amounted to approximately $34 billion. Because PLDs can be quickly programmed by the customer to perform the specific function the customer desires, we believe that PLDs provide greater advantages in flexibility, development cost, and time-to-market over ASIC and ASSP alternatives. However, PLDs generally have a higher cost structure than these alternatives. Thus PLDs are particularly favored in applications where there is a substantial premium afforded to time-to-market and in end-applications where unit volumes are low. Because of the relatively higher cost of PLDs, customers often use PLDs for their system development and prototyping and then use ASIC technology in volume production. Nevertheless, we believe that (1) advances in PLD technology and in semiconductor manufacturing technology in general are lowering the relative cost differential between PLDs and fixed chip alternatives, (2) we have been and can continue to be increasingly successful in selling PLDs into applications and markets that have been traditionally served by ASICs and ASSPs, and (3) we can compete successfully for customer’s volume production needs as well as their initial prototyping and development needs.

Competing for Design Wins

We compete with other PLD vendors to displace fixed chip logic alternatives and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Competition between PLD vendors is most intense in the “design-win” phase of the customer’s design. A design win occurs when a customer selects a particular vendor product for use in the customer’s electronic system. Because each vendor’s product offering is proprietary, the cost to switch PLD devices after a system has been designed and prototyped is very high. Therefore, a design win can provide the PLD vendor a profitable revenue stream through the life of the customer’s program.

From the time a design win is secured, it can be as long as two years, and sometimes longer, before a customer starts the volume production of its system. Typically, a PLD vendor for a particular application is selected relatively early in a customer’s design program. It may take several years from that point before the customer has completed its entire system design, built prototypes, sampled the marketplace for customer acceptance, made any modifications, and established volume manufacturing capacity. Thus, movements in PLD market share often occur some time after the change in relative competitiveness that gave rise to the market share shift. Because of this time lag, market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the degree of success and timing of customers’ programs, and because the end markets are so fragmented (we have over 14,000 PLD customers), it is difficult even for PLD vendors to gauge their own competitive strength in securing design wins as of a particular point in time.

Developing Competitive Products

A PLD vendor’s ability to secure design wins and to maintain or increase market share is highly dependent on the cost and quality of the vendor’s products, particularly the effectiveness and reliability of a vendor’s proprietary development software. All PLD vendors provide proprietary development software at little or no cost to the customer. The software, working in tandem with device logic architecture and features, creates the functionality desired by the customer. We develop our software in parallel with device development, and there are schedule and integration risks between the two processes. If we fail to create adequate software to support our new devices as they are introduced, we weaken our competitive position, which can have long lasting effects if customers switch to competing solutions and become less familiar and less skilled in using our software. As customers gain familiarity with a particular vendor’s software, there is often an increasing likelihood that the customer will want to use that same software again in another design, giving that vendor a potential advantage as the next system is designed.

Poorly performing development software introduced in the late 1990s weakened the design win competitiveness of our FPGAs, ultimately leading to FPGA market share loss in 2001 and 2002. In early 2001, we released a major upgrade to our development software, which eliminated the performance and reliability deficiencies of the prior version.

In a parallel move, we elected to focus our research and development resources on new generation FPGA devices because increasing market share in the FPGA sub-segment is important to our long-term growth and profitability. Due to the higher integration density and lower cost per function, the FPGA sub-segment has outgrown the CPLD sub-segment in recent times, and it is generally accepted by participants and observers of the industry that this trend will continue. In 2002, we introduced two new FPGAs: the Stratix high-density and the Cyclone low-cost families. In 2003, we introduced a transceiver-based Stratix GX family. In 2004, we introduced the next generation high-end FPGA, the Stratix II family, and, in early 2005, the new low-cost Cyclone II family. As a result of these product introductions, we estimate based on publicly available data, and with information derived from Gartner Dataquest, that our FPGA market share versus our main competitor has increased from 31 percent in 2002 to 36 percent in 2005. Our current overall PLD market share is 34 percent.

Adding to the strength of our Stratix FPGAs is our HardCopy family of structured ASICs. We first shipped HardCopy devices in 2001, offering to our customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. The conversion from the FPGA is virtually seamless and requires very little additional customer engineering. This product is targeted specifically at those applications and customers that have used PLDs for prototyping and development and ASICs from other vendors for their volume production needs. We believe that the HardCopy family may become 10 to 15 percent of revenues over the long term. In 2005, the family was 4 percent of our sales.

The presence of a HardCopy conversion path for high-density designs differentiates our FPGA offering competitively. Since 2001, we have introduced newer versions of the HardCopy family to support newer generations of FPGAs. Our approach is unique in the industry and may under perform our expectations. There are other structured ASIC competitors who are larger in size than we are and who have established reputations as ASIC suppliers, but currently only we provide customers with an automated conversion from an FPGA to a structured ASIC. As we develop new generations of FPGAs, we will need to successfully create parallel HardCopy devices, which entails ongoing engineering effort and expense.

In 2004, we also improved our CPLD offering with the introduction of the MAX II family. The MAX II family offers price and features that we believe are competitively attractive, with economics, performance, and density that are superior to our previous offerings. Since the unit price of these devices is low compared to our other new products, we will need to ship substantial unit quantities to increase market share in the CPLD market.

An FPGA family typically reaches peak sales 4 to 5 years after product introduction. The products we introduced from 2002 to 2005 have yet to reach peak sales, but will eventually experience sales declines. For us to sustain or even improve our rate of growth, we must successfully introduce successor generations of devices. Within the next several quarters, we plan to introduce newer families of FPGA devices using more advanced production techniques that will further improve product performance and lower cost. Our foundry partner, TSMC, will manufacture these die using production processes that are new to the industry. Given the extreme complexity of semiconductor fabrication, TSMC may encounter difficulties that could delay our product launch or limit supply so that we would be unable to meet customer commitments. We may discover manufacturing errors after we begin shipping, which will harm customer relations and cause us to incur additional unforeseen costs. Simultaneous introduction of new PLD architectures and ramp of new technology processes are inherently risky. Diagnosing failures, identifying root causes, and implementing corrective actions in a production wafer fabrication facility are expensive and time-consuming processes. We may not successfully commercialize our new products, or our new products may not enable us to maintain or increase market share. It is possible that our competitive offering will be less effective or offered later than the competition, thus weakening our market share.

It is also possible that our primary competitor may have secured design wins, that when they enter production, will reverse some of our current market share success. Our main competitor is larger in size with more sales resources, and we may not enjoy the same success that we saw with previous FPGA generations.

Customer Intimacy and Cost-Optimized Product Strategy

In general, we rely on interaction with our customers to gain product development insights, and we make development decisions years before a product begins to ship. We have been able to gain market share on the strength of our product definition methodology and the successful rollout of new products. However, because our products are complex, we assume considerable risk with every new product introduction. If we misinterpret customer requirements or changes in demand, our products may become uncompetitive. Our competitors are knowledgeable and skilled and, in some cases, larger than we are. Since it is difficult to gauge competitive success until the design-win phase is well underway, it may be too late to make any changes to a generation of products if those products are uncompetitive. If a generation of our products is uncompetitive and we lose market share, regaining customers subsequently is very challenging.

Since the late 1990s, our strategy to displace ASICs and ASSPs has emphasized the development of cost-optimized products. These products have contributed to growth across all of our market segments and are increasingly being used by our customers in production volumes, not just as a prototyping or low-volume solutions. Production volumes vary by industry, but customers buying our products for use in production volumes expect lower unit pricing. Consequently, our business today is subject to a wider range of gross margins than the range of gross margins associated with a less diverse, largely prototyping business. Depending on the mix of high- and low-volume business, our gross margins can vary more quarter to quarter than in the past. Since the majority of our business books and ships in the same quarter, forecasting our gross margins has also become more difficult. While we believe that growth will occur across all of our market segments, our gross margins could move upward or downward if our growth pattern favors a low-volume or high-volume market segment.

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net sales	100%	100%	100%
Cost of sales	33%	31%	32%
Gross margin	67%	69%	68%
Research and development expenses	19%	18%	22%
Selling, general, and administrative expenses	20%	21%	22%
Income from operations	29%	31%	24%
Interest and other income, net	3%	2%	2%
Provision for income taxes	7%	5%	7%
Net income	25%	27%	19%

Sales: Sales were $1.12 billion in 2005, $1.02 billion in 2004, and $0.83 billion in 2003. Sales increased 11% in 2005 from 2004 and increased 23% in 2004 from 2003.

The increase in sales in 2005 was driven entirely by the sales of our New Products (see “Sales by Product Category” for the composition of our product categories) which increased 73% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. Stratix was our largest selling family in 2005. Our 2005 sales reflected higher unit sales of all product categories, with New Product unit sales increasing the most.

The increase in sales in 2004 was driven primarily by sales of our New Products which increased 186% year-over-year predominantly due to higher sales of our Stratix and Cyclone families. Stratix was our largest selling family during 2004. The sales increase in 2004 reflected higher unit sales of all product categories, with the largest unit increases in New and Mainstream Products, partially offset by routine declines in average unit selling prices primarily in our Mainstream and Mature and Other categories.

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix GX, Stratix II, Cyclone, Cyclone II, APEX™, APEX II, FLEX®, ACEX®, Excalibur™, and Mercury™ families, and CPLDs consist of our MAX, MAX II, and Classic™ families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and intellectual property cores. Our sales of FPGAs and CPLDs, as a percentage of total sales, as well as year-over-year growth or decline for the periods indicated, were as follows:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
FPGA	70%	68%	65%	13%	28%
CPLD	20%	23%	27%	-4%	7%
Other	10%	9%	8%	32%	34%

Total Sales	100%	100%	100%	11%	23%

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix, Stratix II, Stratix GX, Cyclone, Cyclone II, MAX 3000A, MAX II, HardCopy, and HardCopy II devices;

•	Mainstream Products include the APEX 20K, APEX 20KC, APEX 20KE, APEX II, FLEX 10KE, ACEX 1K, Excalibur, Mercury, MAX 7000A, and MAX 7000B families; and

•	Mature and Other Products include the FLEX 6000, FLEX 8000, FLEX 10K, FLEX 10KA, MAX 7000, MAX 7000S, MAX 9000, Classic, configuration and other devices, software and other tools, and intellectual property cores.

Sales by product category, as a percentage of total sales, as well as yearly growth or decline, for the periods indicated were as follows:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
New	43%	27%	12%	73%	186%
Mainstream	33%	42%	50%	-12%	2%
Mature and Other	24%	31%	38%	-14%	0%

Total Sales	100%	100%	100%	11%	23%

Our New Products have been developed and introduced to the marketplace over the last several years and have additional features and higher densities than their predecessors.

Sales by Market Segment

The following market segment data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of revenue to a market segment requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported. During our second quarter ended July 1, 2005, we refined our methodology for classifying revenue by market segment. Prior year data has been adjusted to conform to our current methodology.

Sales by market segment, as a percentage of total sales, as well as yearly growth or decline, were as follows for the periods indicated:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
Communications	42%	40%	39%	16%	25%
Industrial	32%	35%	35%	3%	22%
Consumer	16%	14%	15%	20%	21%
Computer and Storage	10%	11%	11%	3%	21%

Total Sales	100%	100%	100%	11%	23%

During 2005, the Communications and Consumer segments grew as a result of increased customer demand, penetration into new applications, and market share gains. We expect the Communications segment will remain our largest market segment as a percentage of our total sales.

In absolute dollars, sales grew across all market segments in 2004 as a result of increased customer demand and penetration into new applications.

No single end customer provided more than 10% of our total sales for each of the three years ended December 30, 2005.

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

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
North America	25%	29%	33%	-5%	7%

Europe	25%	23%	22%	21%	27%
Japan	25%	25%	24%	9%	29%
Asia Pacific (other than Japan)	25%	23%	21%	21%	36%

Total International	75%	71%	67%	17%	30%

Total Sales	100%	100%	100%	11%	23%

In absolute dollars, sales increased in all international locations in 2005 compared to 2004, while North America sales decreased. In 2005, the decrease in North America sales as a percentage of total sales was a result of the continuing transfer of end customer manufacturing from North America to Asia Pacific.

In absolute dollars, sales increased in all geographies in 2004, but most significantly in international geographies. The percentage of total sales represented by international locations increased due to increased sales to international end customers, as well as the transfer of end customers’ business from North America to international locations.

Gross Margin

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	January 2, 2004
Gross Margin Percentage	67.4%	69.5%	67.9%

Included in Reported Gross Margin Percentage Above:

Gross Margin Benefit from Sale of Inventory Written down in 2001	$11.1	$14.7	$29.0
Percentage of Net Sales	1.0%	1.4%	3.5%

Gross margin decreased 2.1 percentage points in 2005 from 2004. The decrease was primarily due to reduced demand in certain high-margin programs and increasing success in securing high-volume design wins with discounted prices. Gross margin increased 1.6 percentage points in 2004 from 2003. The increase was primarily due to yield enhancements especially in newer products, as well as overall declines in material and subcontractor costs.

In 2001, we recorded total inventory provisions of $154.5 million as a result of unfavorable economic conditions and diminished demand for semiconductor products. As of December 30, 2005, substantially all of the inventory that was written-down in 2001 had been either sold or scrapped. The gross margin benefit resulting from the sale of inventory previously written down in 2001 was $11.1 million in 2005, compared to $14.7 million in 2004 and $29.0 million in 2003. As of December 30, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $3.8 million. The cost basis was comprised of $2.2 million of raw materials and work in process inventory and $1.6 million of finished goods inventory.

In 2006, we will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which will require us to recognize compensation expense for all employee stock-based compensation beginning in the quarter ending March 31, 2006 (see “New Accounting Pronouncements”). SFAS 123R is expected to have an immaterial impact on our gross margin.

Research and Development Expenses

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
Research and Development	$209.8	$180.5	$178.5	16%	1%
Percentage of Net Sales	19%	18%	22%

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, and depreciation. These expenditures were for the design of new PLD and structured ASIC families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores.

Research and development expenses increased 16% in 2005 compared to 2004. The increase in spending was primarily due to higher spending on prototype wafers for next generation products, and higher spending on labor and benefit costs due to increased headcount.

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

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, Stratix II GX, Cyclone II, and HardCopy II families, our Nios II soft core embedded processor, our Quartus II software, our library of IP cores, and other future products.

Beginning in the quarter ending March 31, 2006, research and development expenses are expected to increase significantly as a result of the adoption of SFAS 123R.

Selling, General, and Administrative Expenses

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
Selling, General, and Administrative	$225.9	$210.7	$184.6	7%	14%
Percentage of Net Sales	20%	21%	22%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased by $15.2 million in 2005 compared to 2004. The increase was primarily driven by higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth.

Selling, general, and administrative expenses increased by $26.1 million in 2004 compared to 2003. The increase was primarily attributable to higher spending on labor and benefit costs. The increase was also due to higher spending on commissions and incentives, and various marketing programs as we continued to invest in the rollout of newer products. Consulting expenses also increased in part due to costs related to the initial adoption of Section 404 of the Sarbanes Oxley Act of 2002. These increases were partially offset by lower depreciation expense.

Beginning in the quarter ending March 31, 2006, selling, general, and administrative expenses are expected to increase significantly as a result of the adoption of SFAS 123R.

Interest and Other Income, Net

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004	January 2, 2004	2005 vs. 2004 Change	2004 vs. 2003 Change
Interest and Other Income, Net	$34.9	$15.9	$14.3	119%	11%
Percentage of Net Sales	3%	2%	2%

Interest and Other Income, Net consists mainly of interest income generated from investments in high-quality fixed income securities.

Interest and Other Income, Net increased by 119% in 2005 compared to 2004 primarily as a result of higher investment yields.

Interest and Other Income, net increased 11% in 2004 compared to 2003 primarily due to a recognized loss of $3.1 million in 2003 on the sale of certain securities, partially offset by a decrease in interest income in 2004 due to lower investment yields.

Provision For Income Taxes: Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate. Our effective tax rates were 22% for 2005, 17% for 2004, and 27% for 2003. The increase in our effective tax rate in 2005 compared to 2004 is due to an additional provision of $24.6 million related to the repatriation during 2005 of $535.1 million of foreign earnings of which $500 million represented an extraordinary dividend under the American Jobs Creation Act of 2004, partially offset by an income tax benefit of $12.6 million arising primarily from the settlement of federal and California income tax audits. Our 2004 effective tax rate also included an income tax benefit of $17.1 million, primarily related to a tax settlement with the Hong Kong Inland Revenue Department, which contributed to a 5 percentage point rate decrease in our effective tax rate in 2004.

Our adoption of SFAS 123R in the quarter ending March 31, 2006 is currently expected to have a favorable impact on our 2006 effective tax rate and may have a favorable or unfavorable impact on our effective tax rate in future years.

Financial Condition, Liquidity, and Capital Resources

	Years Ended
(Dollars in thousands)	Dec. 30, 2005	Dec. 31, 2004
Cash and cash equivalents	$787,707	$579,936
Short-term investments	378,881	623,312
Long-term investments	115,965	—

Total cash, cash equivalents, and investments	$1,282,553	$1,203,248

Percentage of total assets	70%	68%

Net cash provided by operating activities	$415,142	$313,992
Net cash provided by investing activities	102,506	134,930
Net cash used for financing activities	(309,877)	(127,817)

Net increase in cash and cash equivalents	$207,771	$321,105

Liquidity: We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows and remain debt-free. We currently use cash generated from operations for capital expenditures, investments and repurchases of our common stock. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and investments, plus the anticipated cash generated from operations, will be adequate to finance our operations and capital expenditures for at least the next year.

Year 2005: In 2005, we spent $369.9 million to repurchase our common stock, compared to $176.3 million in 2004. We also spent $25.9 million on capital expenditures in 2005, compared to $24.7 million in 2004. We expect that capital expenditures will increase in 2006 as we launch a program to replace our enterprise resource planning system (ERP). Total planned expenditures for the ERP system are estimated to be $25 million and we expect to install and have the system operational in 2007. We also plan to continue to use a portion of our available capital to repurchase shares of our common stock.

Cash Flows: Our positive cash flows from operating activities for the year ended December 30, 2005 were primarily attributable to net income, adjusted for non-cash items, and a $128.6 million year-over-year decrease in our non-cash working capital. The decrease in our working capital was primarily a result of a $24.6 million decrease in other current assets primarily due to the collection in 2005 of a $17 million income tax refund related to the filing of our 2004 federal income tax return, a $37.2 million increase in deferred income and allowances on sales to distributors due to an increase in inventory held by distributors, and a $25.1 million increase in income taxes payable resulting from the accrual for income taxes to be paid as a result of the repatriation of unremitted foreign earnings under the American Jobs Creation Act (see “Note 9 — Income Taxes” to our Consolidated Financial Statements).

Cash provided by investing activities for the year ended December 30, 2005 primarily consisted of proceeds from the maturities and sales of investments, net of purchases, of $128.4 million, partially offset by capital expenditures of $25.9 million.

Cash used for financing activities for the year ended December 30, 2005 consisted of repurchases of common stock of $369.9 million, which was partially offset by net proceeds of $57.8 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

Year 2004: Cash and cash equivalents increased $321.1 million, or 124%, to $579.9 million at December 31, 2004, from $258.8 million at January 2, 2004. Our positive cash flow from operating activities was primarily attributable to net income, adjusted for non-cash items. Working capital sources of cash included a decrease in accounts receivable of $19.7 million, and an increase in accounts payable and accrued liabilities of $81.5 million. Working capital uses of cash included increases in other assets of $56.6 million and inventories of $22.9 million, and a decrease in deferred income and allowances on sales to distributors of $24.3 million.

Cash provided by investing activities of $134.9 million primarily consisted of proceeds from the maturity and sale of investments, net of purchases, of $161.4 million. We also spent $24.7 million on capital expenditures and $1.8 million on intangible assets in 2004.

Cash used for financing activities of $127.8 million resulted from repurchases of our common stock of $176.3 million, which was partially offset by net proceeds of $49.6 million from the issuance of our common stock to employees through our stock option and employee stock purchase plans.

Contractual Obligations: The following table summarizes our significant contractual cash obligations at December 30, 2005, and the effect that such obligations are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations(1)	$16.5	$6.5	$7.9	$2.1	$—
Capital Lease Obligations, including Interest	7.4	3.0	4.4	—	—
Inventory and Related Purchase Obligations(2)	121.0	121.0	—	—	—

Total Contractual Cash Obligations	$144.9	$130.5	$12.3	$2.1	$—

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through 2011. Rental expense under all operating leases amounted to $9.3 million in 2005, $9.1 million in 2004, and $7.7 million in 2003.
(2)	We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. We expect to receive and pay for these materials and services within the next four to six months.

Impact of Currency Translation and Inflation: We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of December 30, 2005, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases: In 2005, our Board of Directors approved increases totaling 20.0 million shares in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares. Share repurchase activities for 2005, 2004, and 2003, were as follows:

(In millions, except per share amounts)	2005	2004	2003
Shares repurchased	19.9	8.3	12.5
Cost of shares repurchased	$369.9	$176.3	$239.0
Average price per share	$18.59	$21.36	$19.17

Since the inception of our repurchase program in 1996 through December 30, 2005, we have repurchased a total of 86.6 million shares of our common stock for an aggregate cost of $1.8 billion. All shares were retired upon acquisition. At December 30, 2005, 21.4 million shares remained authorized for repurchases under the plan.

In each quarter of 2005, we entered into an agreement pursuant to SEC Rule 10b5-1 under which we authorized a third-party broker to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we have repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

Off-balance Sheet Arrangements: We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for all annual periods beginning after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 content is primarily interpretive addressing certain interactions between SFAS 123R and certain SEC rules and regulations.

We will adopt SFAS 123R in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, significantly increasing our operating expenses. The adoption of SFAS 123R is also expected to have a favorable impact on our 2006 effective tax rate and may have a favorable or unfavorable impact on our effective tax rate in future years. The pro forma information in “Note 8 — Stock-Based Compensation” to our Consolidated Financial Statements presents the estimated compensation charges for the periods presented under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to be approximately $80 million in 2006, pre-tax. The total compensation charges that we expect to record in 2006 includes expense relating to unvested stock options outstanding as of December 30, 2005 and stock-based awards that we expect to grant in 2006. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercises.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. We, therefore, are required to adopt the standard effective with our 2006 fiscal year. We do not expect the adoption of SFAS 151 to have a significant impact on our consolidated financial condition or results of operations.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial condition or results of operations, however, we cannot assure you that there will not be a material impact in the future.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our investment portfolio consisted of fixed income securities of $1.3 billion as of December 30, 2005 and $1.2 billion as of December 31, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from levels as of December 30, 2005, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at December 30, 2005, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 8.	Financial Statements and Supplementary Data.

Page
Consolidated Balance Sheets at December 30, 2005 and December 31, 2004	35
Consolidated Statements of Income for each of the three years in the period ended December 30, 2005	36
Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2005	37
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 30, 2005	38
Notes to the Consolidated Financial Statements	39
Report of Independent Registered Public Accounting Firm	56
Financial Statement Schedules
All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.
Supplementary Financial Data (unaudited)	58

ALTERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$787,707	$579,936
Short-term investments	378,881	623,312

Total cash, cash equivalents, and short-term investments	1,166,588	1,203,248
Accounts receivable, net of allowances for doubtful accounts of $5,055 and $5,057, respectively	80,509	67,522
Inventories	70,711	67,454
Deferred income taxes	66,264	85,582
Deferred compensation plan assets	61,567	56,148
Other current assets	49,562	74,143

Total current assets	1,495,201	1,554,097
Long-term investments	115,965	—
Property and equipment, net	165,999	159,587
Deferred income taxes and other assets, net	45,616	49,982

Total assets	$1,822,781	$1,763,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,388	$31,507
Accrued liabilities	30,462	23,983
Accrued compensation	45,525	47,949
Deferred compensation plan obligations	61,567	56,148
Deferred income and allowances on sales to distributors	258,285	221,081
Income taxes payable	129,474	104,374

Total current liabilities	554,701	485,042
Capital lease obligations	3,871	—
Commitments and contingencies (See “Note 6 – Commitments and Contingencies”)
Stockholders’ equity:

Common stock: $.001 par value; 1,000,000 shares authorized; outstanding – 359,419 at December 30, 2005 and 373,759 shares at December 31, 2004	359	374
Capital in excess of par value	354,713	386,058
Retained earnings	910,273	893,564
Deferred stock-based compensation	(46)	(328)
Accumulated other comprehensive loss	(1,090)	(1,044)

Total stockholders’ equity	1,264,209	1,278,624

Total liabilities and stockholders’ equity	$1,822,781	$1,763,666

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004	January 2, 2004
Net sales	$1,123,739	$1,016,364	$827,207
Cost of sales	365,946	310,168	265,873

Gross margin	757,793	706,196	561,334

Operating expenses:
Research and development expenses	209,765	180,525	178,543
Selling, general, and administrative expenses	225,861	210,745	184,609

Total operating expenses	435,626	391,270	363,152

Income from operations	322,167	314,926	198,182
Interest and other income, net	34,869	15,857	14,319

Income before income taxes	357,036	330,783	212,501
Provision for income taxes	78,207	55,672	57,376

Net income	$278,829	$275,111	$155,125

Net income per share:
Basic	$0.75	$0.74	$0.41
Diluted	$0.74	$0.72	$0.40
Shares used in computing per share amounts:
Basic	370,164	373,785	381,387
Diluted	376,192	382,473	389,753

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
Cash Flows from Operating Activities:
Net income	$278,829	$275,111	$155,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,411	30,479	45,285
Amortization of deferred stock-based compensation	282	2,337	10,590
Deferred income tax provision (benefit)	22,315	(9,135)	(2,160)
Tax benefit from stock plans	18,688	27,131	8,423
Loss on securities	—	—	3,113
Changes in assets and liabilities:
Accounts receivable, net	(12,987)	19,682	(30,093)
Inventories	(3,257)	(22,871)	(5,494)
Other assets	23,511	(73,620)	(2,797)
Accounts payable and accrued liabilities	(3,954)	81,547	(3,389)
Deferred income and allowances on sales to distributors	37,204	(24,340)	101,114
Income taxes payable	25,100	7,671	46,207

Net cash provided by operating activities	415,142	313,992	325,924

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,909)	(24,693)	(13,901)
Purchases of available-for-sale investments	(473,761)	(364,608)	(685,597)
Proceeds from the maturities and sales of available-for-sale investments	587,706	424,010	568,024
Proceeds from the maturities of held-to-maturity investments	14,470	102,022	13,022
Purchases of intangible assets	—	(1,801)	(3,350)

Net cash provided by (used for) investing activities	102,506	134,930	(121,802)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	57,766	49,643	36,715
Repurchases of common stock	(369,934)	(176,268)	(238,976)
Increase/(decrease) in book overdrafts	3,528	(1,192)	1,573
Payments on capital lease obligations	(1,237)	—	—

Net cash used for financing activities	(309,877)	(127,817)	(200,688)

Net increase in cash and cash equivalents	207,771	321,105	3,434
Cash and cash equivalents at beginning of year	579,936	258,831	255,397

Cash and cash equivalents at end of year	$787,707	$579,936	$258,831

Cash paid (received) during the year for:
Income taxes (received) paid, net	$(5,198)	$22,504	$669
Interest paid	$58	—	—
Non-cash transactions:
Assets acquired under capital leases	$7,470	—	—

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 27, 2002	383,504	$403,702	$740,824	$(14,689)	$1,399	$1,131,236
Components of comprehensive income:
Net income	—	—	155,125	—	—	155,125
Change in unrealized gains/(losses) on investments, net of tax benefit of $481	—	—	—	—	(709)	(709)

Total comprehensive income	—	—	—	—	—	154,416
Tax benefit from stock plans	—	8,423	—	—	—	8,423
Issuance of common stock through employee stock plans	5,041	36,715	—	—	—	36,715
Reversal of deferred stock-based compensation from forfeiture	—	(1,434)	—	1,434	—	—
Amortization of deferred stock-based compensation	—	—	—	10,590	—	10,590
Repurchases of common stock	(12,465)	(81,447)	(157,529)	—	—	(238,976)

Balance, January 2, 2004	376,080	365,959	738,420	(2,665)	690	1,102,404
Components of comprehensive income:
Net income	—	—	275,111	—	—	275,111
Change in unrealized gains/(losses) on investments, net of tax benefit of $1,040	—	—	—	—	(1,734)	(1,734)

Total comprehensive income	—	—	—	—	—	273,377
Tax benefit from stock plans	—	27,131	—	—	—	27,131
Issuance of common stock through employee stock plans	5,932	49,643	—	—	—	49,643
Amortization of deferred stock-based compensation	—	—	—	2,337	—	2,337
Repurchases of common stock	(8,253)	(56,301)	(119,967)	—	—	(176,268)

Balance, December 31, 2004	373,759	386,432	893,564	(328)	(1,044)	1,278,624
Components of comprehensive income:
Net income	—	—	278,829	—	—	278,829
Change in unrealized gains/(losses) on investments, net of tax benefit of $4	—	—	—	—	(46)	(46)

Total comprehensive income	—	—	—	—	—	278,783
Tax benefit from stock plans	—	18,688	—	—	—	18,688
Issuance of common stock through employee stock plans	5,564	57,766	—	—	—	57,766
Amortization of deferred stock-based compensation	—	—	—	282	—	282
Repurchases of common stock	(19,904)	(107,814)	(262,120)	—	—	(369,934)

Balance, December 30, 2005	359,419	$355,072	$910,273	$(46)	$(1,090)	$1,264,209

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1:	The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs, HardCopy structured ASIC devices, pre-defined design building blocks known as intellectual property, or IP, cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the communications, computer and storage, consumer, and industrial market segments.

Note 2:	Significant Accounting Policies

Basis of Presentation: Our fiscal year ends on the Friday nearest December 31st. Our most recent fiscal year ended on December 30, 2005. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

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

Reclassifications: Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. During 2005, we made a reclassification of $17.0 million from income taxes payable to income taxes receivable (included within other current assets) relating to an expected refund from the filing of our 2004 federal income tax return which was received in 2005. Such reclassification is reflected in our prior year’s Consolidated Balance Sheet.

We made reclassifications from other current assets to deferred compensation plan assets and from accrued liabilities to deferred compensation plan obligations. Such reclassifications, totaling $56.1 million at December 31, 2004, are reflected in our prior year’s Consolidated Balance Sheet.

All reclassifications are reflected in our prior years’ Consolidated Statements of Cash Flows as appropriate. None of the above reclassifications had an impact on our Consolidated Statements of Income for any year presented.

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

Effective July 1, 2005, we classified certain investments as long-term. These investments represent funds that are deemed to be in excess of our estimated operating requirements. The classification of these investments as long-term is based on the remaining maturities exceeding 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value based on quoted market prices as of the balance sheet date.

Inventories: Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. Inventories at December 30, 2005 and December 31, 2004 were comprised of the following:

(In thousands)	December 30, 2005	December 31, 2004
Raw materials and work in process	$50,071	$55,637
Finished goods	20,640	11,817

Total inventories	$70,711	$67,454

In 2001, we recorded total inventory provisions of $154.5 million as a result of unfavorable economic conditions and diminished demand for semiconductor products. As of December 30, 2005, substantially all of the inventory that was written-down in 2001 had been either sold or scrapped. As of December 30, 2005, the book value of the inventory written down in 2001 was zero while the cost basis was $3.8 million. The cost basis was comprised of $2.2 million of raw materials and work in process inventory and $1.6 million of finished goods inventory. During the years ended December 30, 2005, December 31, 2004 and January 2, 2004, we realized gross margin benefits of $11.1 million, $14.7 million, and $29.0 million, respectively, resulting from the sale of inventory previously written down in 2001.

Property and Equipment: Property and equipment at December 30, 2005 and December 31, 2004 was comprised of the following:

(In thousands)	December 30, 2005	December 31, 2004
Land	$30,779	$30,779
Building	121,772	121,378
Equipment and software	209,244	201,277
Office furniture and fixtures	20,101	20,291
Leasehold improvements	6,739	6,813

Property and equipment, at cost	388,635	380,538
Accumulated depreciation and amortization	(222,636)	(220,951)

Property and equipment, net	$165,999	$159,587

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to five years are used for equipment and office furniture and not to exceed forty years for buildings. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Depreciation expense was $27.0 million in 2005, $26.0 million in 2004, and $37.0 million in 2003.

In 2005, we entered into arrangements which were recorded as capital leases obligations and assets in property and equipment. Capital lease obligations recorded totaled $7.5 million. Amortization expense for 2005 related to capital leases was $0.9 million.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments, and accounts receivable. We place our cash, cash equivalents, and short-term and long-term investments in a variety of financial instruments and, by policy, limit the amount of credit exposure through diversification and by restricting our investments to highly rated investment-grade securities.

We sell our products to distributors and OEMs throughout the world. We perform on-going credit evaluations of our customers’ financial condition and require credit guarantees whenever deemed necessary.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts receivable to reduce our receivables to their estimated net realizable value. The allowance for doubtful accounts balance was $5.1 million at December 30, 2005 and at December 31, 2004, and is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We wrote off $2,000 in 2005 and in 2004 against our allowance for doubtful accounts receivable, and $7,000 in 2003. Charges to expense were immaterial for all three years.

Total sales is the sum of our own direct sales to OEMs and our distributors’ resales of Altera products. For the year ended December 30, 2005, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 93% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 44% of total sales in 2005, 46% in 2004, and 51% in 2003. Our second largest distributor, Altima Corporation, accounted for 17% of total sales in 2005, 16% in 2004, and 16% in 2003. Our third largest distributor, Paltek Corporation, accounted for 10% of total sales in 2004, and below 10% in 2005 and 2003. In March 2006, we terminated our distribution relationship with Paltek Corporation. For each of the three years ended December 30, 2005, no single end customer accounted for more than 10% of our total sales.

At December 30, 2005, four distributors, each of which accounted for more than 10% of total accounts receivable, accounted for 40%, 19%, 13%, and 11%, of total accounts receivable. At December 31, 2004, three distributors, each of which accounted for more than 10% of total accounts receivable, accounted for 44%, 14%, and 13% of total accounts receivable.

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash on a quarterly basis and are estimated based on the amount of ending inventory at the distributor as reported at the end of the preceding quarter multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our statement of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors and true-up the advanced amounts at the end of each quarter. These advances are set forth in legal agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $74.2 million at December 30, 2005 and $49.7 million at December 31, 2004.

We also enter into arrangements that are, in substance, an arrangement to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our consolidated balance sheets and totaled $34.6 million at December 30, 2005 and $38.8 million at December 31, 2004.

Revenue Recognition: We recognize revenue on products sold to original equipment manufacturers, or OEMs, upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We record reserves for OEM sales returns and allowances, included in deferred income and allowances on sales to distributors in our accompanying consolidated balance sheets, based upon historical experience rates and for any specific known customer returns or allowances. At December 30, 2005, the OEM returns allowance was $44,000. It was $40,000 at December 31, 2004 and $30,000 at January 2, 2004. During 2005, we charged $1,087,000 against revenue while processing customer claims of $1,083,000. Charges and claims were $810,000 and $800,000, respectively, for 2004; and $346,000 and $377,000, respectively, for 2003.

In almost all cases, sales to distributors are made under agreements allowing for product returns and subsequent price adjustments and we defer recognition of revenue until the products are resold by the distributor at which time our final net sales price is fixed. At the time of shipment to distributors, we record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, we relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and we record deferred revenue and deferred cost of sales in “Deferred income and allowances on sales to distributors” in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell each item in our product catalog to all of our distributors worldwide at a uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of our distributors’ resales are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a substantial portion of the “Deferred income and allowances on sales to distributors” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the “Deferred income and allowances on sales to distributors” that will be remitted back to the distributors. Therefore, we do not reduce deferred income by anticipated future price concessions; instead, price concessions are typically recorded against deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product. These allowances for price concessions have historically been greater than 50 percent of the deferred income and allowances on sales to distributors account balance.

Revenue from software and IP licenses is deferred and recognized as revenue over the term of the license subscription, which is generally one year. Revenue from HardCopy non-recurring engineering costs, or NRE, is generally recognized at the conclusion of the project including customer acceptance.

Income Taxes: Our provision for income taxes is based on the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Accordingly, our provision for income taxes is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns.

Dependence on Wafer Suppliers and other Independent Subcontractors: We depend entirely upon independent wafer foundries to manufacture our silicon wafers. We also depend on these wafer foundries to improve process technologies in a timely manner and to enhance our product designs and cost structure. We have no formalized long-term commitment from our foundry suppliers. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.

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

Stock-based Compensation Plans: As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in “Note 8 - Stock-Based Compensation Plans.”

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

Advertising Expenses: We expense advertising costs in the period in which they are incurred. Advertising expenses totaled $9.6 million in 2005, $8.2 million in 2004, and $6.7 million in 2003.

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

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 37.9 million shares for 2005, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 32.1 million and 26.0 million shares for 2004 and 2003, respectively. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below:

	Years Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004	January 2, 2004
Basic:
Net income	$278,829	$275,111	$155,125

Weighted shares outstanding	370,164	373,785	381,387

Net income per share	$0.75	$0.74	$0.41

Diluted:
Net income	$278,829	$275,111	$155,125

Weighted shares outstanding	370,164	373,785	381,387
Effect of dilutive securities:
Stock options and restricted stock	6,028	8,688	8,366

Diluted weighted shares outstanding	376,192	382,473	389,753

Net income per share	$0.74	$0.72	$0.40

Note 4:	Marketable Securities

Our portfolio of marketable securities, which does not include cash, consisted of the following:

	December 30, 2005				December 31, 2004
	Available-for-Sale Securities				Available-for-Sale Securities
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$579,272	$—	$—	$579,272	$372,781	$—	$—	$372,781
Municipal bonds	578,822	24	(1,553)	577,293	588,770	17	(823)	587,964
U.S. government and agency obligations	24,209	—	(191)	24,018	176,038	—	(864)	175,174
Other debt securities	96,088	—	—	96,088	22,881	—	—	22,881

Total available-for-sale securities	$1,278,391	$24	$(1,744)	$1,276,671	$1,160,470	$17	$(1,687)	$1,158,800

	Held-to-Maturity Securities				Held-to-Maturity Securities
Other debt securities	—	—	—	—	$14,469	—	—	$14,469

Total held-to-maturity securities	—	—	—	—	$14,469	—	—	$14,469

Total marketable securities	$1,278,391	$24	$(1,744)	$1,276,671	$1,174,939	$17	$(1,687)	$1,173,269

Included in:
Cash and cash equivalents				$781,825				$549,957
Short-term investments				378,881				623,312
Long-term investments				115,965				—

Total				$1,276,671				$1,173,269

Our portfolio of marketable securities by contractual maturity is as follows:

(In thousands)	December 30, 2005	December 31, 2004
Available-for-Sale Securities:
Due in one year or less	$1,135,317	$1,055,118
Due after one year through five years	141,354	103,682

Total available-for-sale securities	$1,276,671	$1,158,800

Held-to-Maturity Securities:
Due in one year or less	—	$14,469
Due after one year through five years	—	—

Total held-to-maturity securities	—	$14,469

Total marketable securities	$1,276,671	$1,173,269

We record net unrealized gains or losses on available-for-sale securities in stockholders’ equity. Realized gains or losses are reflected in income. We recognized a loss of $3.1 million on the sale of certain securities in 2003.

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table shows the gross unrealized losses and fair values of our investments in an unrealized loss position as of December 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 30, 2005
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$379,235	$(1,335)	$50,349	$(218)	$429,584	$(1,553)
U.S. government and agency obligations	5,033	(37)	18,985	(154)	24,018	(191)

Total	$384,268	$(1,372)	$69,334	$(372)	$453,602	$(1,744)

	December 31, 2004
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$374,802	$(776)	$12,306	$(47)	$387,108	$(823)
U.S. government and agency obligations	160,273	(767)	14,901	(97)	175,174	(864)

Total	$535,075	$(1,543)	$27,207	$(144)	$562,282	$(1,687)

The unrealized losses on these investments were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we considered these unrealized losses to be temporary in nature at December 30, 2005 and December 31, 2004.

Note 5:	Deferred Income Taxes and Other Assets, Net

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

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $40.9 million at December 30, 2005 and $43.9 million at December 31, 2004.

Also included in our deferred income taxes and other assets were acquired intangible assets consisting of market-ready technology and other intangible assets. As of December 30, 2005, the market-ready technology had been fully amortized. We continue to amortize other intangible assets on a straight-line basis over their estimated useful lives. Amortization of all acquired intangible assets was $2.4 million in 2005, $4.4 million in 2004, and $8.3 million in 2003. During the second quarter of 2003, we performed an analysis of the remaining economic useful life of our Right Track intangible assets in accordance with SFAS No. 144. We noted that while there was no impairment, the purchased technologies were being rapidly superseded by next generation technologies. Therefore, we shortened the amortization period so that these intangible assets were fully amortized by March 2004. This change in estimate resulted in additional amortization expense of $4.1 million for 2003. The net balance of our intangible assets as of December 30, 2005 was $1.6 million, compared with $4.0 million as of December 31, 2004. Amortization expense for these intangible assets will be $1.3 million in 2006 and $0.3 million in 2007.

Note 6:	Commitments and Contingencies

Operating and Capital Lease Commitments: We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2011. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases amounted to $9.3 million in 2005, $9.1 million in 2004, and $7.7 million in 2003. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable capital and operating leases are as follows as of December 30, 2005:

Year	Operating	Capital
	(In thousands)
2006	$6,536	$2,985
2007	4,631	2,985
2008	3,204	1,401
2009	1,748	—
2010	338	—
Beyond	5	—

Total	$16,462	$7,371

Less amount representing interest		(1,138)

Present value of minimum lease payments		6,233
Less current portion		(2,362)

Long term portion		$3,871

Other Commitments: In addition to these leases, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

Indemnification And Product Warranty: We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secret, trademarks, or copyrights. In all cases, there are limits on, and exceptions to, our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our products against defects in materials and workmanship and non-conformance to our specifications for varying lengths of time. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

Our product warranty liability was $1.5 million as of December 30, 2005 and $1.8 million as of December 31, 2004. Activities were immaterial for 2005 and 2004.

Note 7:	Stockholders’ Equity

Common Stock Repurchases: In 2005, our Board of Directors approved an increase in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares.

Share repurchase activities for 2005, 2004, and 2003 were as follows:

(In millions, except per share amounts)	2005	2004	2003
Shares repurchased	19.9	8.3	12.5
Cost of shares repurchased	$369.9	$176.3	$239.0
Average price per share	$18.59	$21.36	$19.17

Since the inception of our stock repurchase program in 1996 through December 30, 2005, we have repurchased a total of 86.6 million shares of our common stock for an aggregate cost of $1.8 billion. All shares were retired upon acquisition. At December 30, 2005, 21.4 million shares remained authorized for repurchases under our stock repurchase program.

Deferred Stock-based Compensation: We did not award any new deferred stock-based compensation during 2005 or 2004. The current balance of deferred stock-based compensation relates to restricted stock issued to certain employees prior to 2003. We amortize deferred stock-based compensation over the vesting period of three to four years. Amortization of deferred stock-based compensation was $0.3 million for 2005, $2.3 million during 2004, and $10.6 million during 2003.

Restricted stock may be subject to our repurchase rights under certain circumstances. These rights lapse over a three-to-four-year period. At December 30, 2005, none of the restricted shares were subject to our repurchase rights.

Note 8:	Stock-Based Compensation Plans

We currently grant shares from two stock-based compensation plans which are described below. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS 123.

Equity Incentive Plan: Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation to both our eligible employees and non-employee directors. On May 10, 2005, the stockholders approved 3 million shares for the 2005 Plan, plus the roll-over of all 8.9 million shares that were previously reserved for issuance but for which awards had not been made under the Prior Plans as of that date.

Additionally, shares subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and that are later cancelled, forfeited, settled in cash, or that expire by their terms, are returned to the pool of shares available for grant and issuance under the 2005 Plan. As of December 30, 2005, the 2005 Plan had a total of 15.4 million shares reserved for future issuance, of which 11.7 million shares were available for future grants. As of December 30, 2005, the Prior Plans had a total of 60.1 million shares reserved for future issuance for grants that were made prior to the approval of the 2005 Plan.

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

On June 5, 2003, we filed with the Securities and Exchange Commission, or SEC, an offer to our employees to exchange certain outstanding options issued under the 1996 Stock Option Plan for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. We filed an amended offer to exchange on June 24, 2003. Our directors and the six most highly compensated officers were not eligible to participate in the stock option exchange program.

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

A summary of activity under all of our stock option plans and related weighted average exercise prices for the three years ended December 30, 2005 is as follows:

		Options Outstanding
(In thousands, except price per share amounts)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
December 27, 2002	7,922	60,130	$18.22
Additional shares reserved	6,000	—	—
Grants	(3,043)	3,043	18.10
Exercises	—	(3,908)	6.23
Forfeitures(1)	8,054	(8,056)	36.85

January 2, 2004	18,933	51,209	$16.21
Additional shares reserved	12,000	—	—
Grants(1)	(18,179)	18,179	22.80
Exercises	—	(5,106)	7.01
Forfeitures	1,915	(1,915)	22.49

December 31, 2004	14,669	62,367	$18.69
Additional shares reserved	3,000	—	—
Grants	(10,503)	10,503	20.21
Exercises	—	(4,604)	9.32
Forfeitures	4,493	(4,493)	22.67

December 30, 2005	11,659	63,773	$19.33

(1)	Forfeitures in 2003 included 6.6 million shares of options cancelled on July 4, 2003 associated with the Stock Option Exchange Program. These options were cancelled for a lesser number of new options to be granted at least six months and one day from the cancellation date. On January 5, 2004, we granted new options to purchase an aggregate of 4.3 million shares of our common stock in exchange for the surrendered options.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/30/05 (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/30/05 (In thousands)	Weighted Average Exercise Price
$ 0.01 – $13.91	17,556	4.13	$10.74	15,548	$10.40
$14.01 – $20.88	14,472	7.70	19.71	4,667	19.36
$20.95 – $23.13	12,999	6.75	22.02	8,704	22.33
$23.14 – $23.94	13,053	6.78	23.52	8,348	23.55
$23.99 – $61.56	5,693	5.05	29.15	5,653	29.17

	63,773	6.10	$19.33	42,920	$18.82

Options exercisable as of December 31, 2004 were 35.3 million at an average price of $16.90. Options exercisable as of January 2, 2004 were 31.2 million at an average price of $13.90.

Employee Stock Purchase Plan: Since its inception, 19.7 million shares of common stock had been reserved for issuance under the 1987 Employee Stock Purchase Plan. Under the terms of the Employee Stock Purchase Plan, our employees, nearly all of whom are eligible to participate, can choose each year to have up to 10% of their eligible annual base earnings withheld, up to a maximum of $21,250, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of the twelve-month offering period or at the end of each six-month purchase period. We do not recognize compensation cost related to employee purchase rights under this plan.

On May 10, 2005, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 18.7 million to 19.7 million shares. As of December 30, 2005, 2.8 million shares were available for future issuances under this plan.

Sales under the Employee Stock Purchase Plan were 968,177 shares of common stock at an average price of $15.43 per share in 2005, 825,731 shares of common stock at an average price of $16.79 per share in 2004, and 1,162,856 shares at an average price of $10.65 per share in 2003.

We received tax benefits of $18.7 million in 2005 and $27.1 million in 2004 on the exercise of non-qualified stock options and on the early disposition of stock acquired through the Employee Stock Purchase Plan. In 2003, we received tax benefits of $8.4 million on the exercise of non-qualified stock options and on the disposition of stock acquired by exercise of incentive stock options or through the Employee Stock Purchase Plan. Such benefits were recognized as an increase in stockholders’ equity.

Pro Forma Net Income And Net Income Per Share: The fair value of each option grant, as defined by SFAS 123, is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or fully transferable, and have vesting restrictions. The Black-Scholes model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. In 2005, we changed our volatility assumption to reflect both historical and implied volatility for the purpose of calculating fair value. Previously, we considered only historical volatility in deriving our volatility assumption. During the quarter ended December 30, 2005, we revised our expected term assumption to represent the weighted average term for stock option grants that have completed the full contractual term. Previously, we considered only stock options that had been exercised during the prior 10 years. The effect of these changes was to increase our expected term assumption and decrease the volatility assumption. As a result of these changes, the estimated fair value of stock option grants in 2005 decreased by approximately 11%.

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

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all years presented:

	Stock Options
	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Expected life (in years)	4.0	3.6	3.4
Expected stock price volatility	46.8%	64.8%	71.5%
Risk-free interest rate	3.6%	2.8%	1.9%
Weighted average estimated fair value	$8.05	$10.93	$8.74

	Employee Stock Purchase Plan
	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Expected life (in years)	0.9	0.7	0.5
Expected stock price volatility	35.6%	48.5%	64.6%
Risk-free interest rate	3.7%	1.3%	1.3%
Weighted average estimated fair value	$5.49	$6.26	$5.16

The following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS 123 for all granted stock-based awards.

	Years Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004	January 2, 2004
Reported net income	$278,829	$275,111	$155,125
Add: Stock-based employee compensation expense included in reported net income, net of tax	191	1,582	7,589
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(74,482)	(94,931)	(94,035)

Pro forma net income	$204,538	$181,762	$68,679
Pro forma net income per share:
Basic	$0.55	$0.49	$0.18
Diluted	0.55	0.48	0.18
Reported net income per share:
Basic	$0.75	$0.74	$0.41
Diluted	0.74	0.72	0.40

Note 9:	Income Taxes

The provision for income taxes consists of:

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
Current tax provision:
United States	$67,634	$51,793	$39,065
State	5,122	6,217	49
Foreign	(16,864)	6,797	20,422

Total current tax provision	55,892	64,807	59,536

Deferred taxes:
United States	(4,078)	(1,183)	(8,562)
State	(1,647)	(2,536)	6,866
Foreign	28,040	(5,416)	(464)

Total deferred tax (benefit) provision	22,315	(9,135)	(2,160)

Total provision for income taxes	$78,207	$55,672	$57,376

Deferred income tax assets were as follows:

(In thousands)	December 30, 2005	December 31, 2004
Deferred income on sales to distributors	$38,014	$64,648
Acquisition costs	21,957	23,751
Deferred compensation	19,246	18,549
Other accrued expenses and reserves	17,949	11,408
Unutilized tax credits	10,301	9,526

Gross deferred tax assets	107,467	127,882
Depreciation	(282)	1,614

Net deferred tax assets	$107,185	$129,496

The non-current portion of deferred tax assets of $40.9 million at December 30, 2005 and $43.9 million at December 31, 2004 are included in deferred income taxes and other assets, net in our consolidated balance sheets.

As of December 30, 2005, we had $10.3 million of California research and development tax credit carry forward to be used for an indefinite period of time.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

For the year ended December 30, 2005, we recognized a tax benefit of approximately $12.6 million from the settlement of federal and California income tax audits. The resolution of the federal and California income tax audits included tax years 1993 through 2001. For the year ended December 31, 2004, we recognized a tax benefit of approximately $17.1 million related to the conclusion of an examination by the Hong Kong Inland Department of Revenue (“IRD”) of our tax returns of our wholly owned subsidiary, Altera International, Limited. The examination included tax years 1997 through 2003.

The exercise of non-qualified stock options, the disposition of stock acquired by exercise of incentive stock options or through the Employee Stock Purchase Plan, and the tax benefit resulting from the vesting of restricted stock resulted in a tax benefit of $18.7 million in 2005, $27.1 million in 2004, and $8.4 million in 2003. We receive an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits which reduce taxes payable are credited directly to stockholders’ equity.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
Tax provision (benefit) at U.S. statutory rates	$124,963	$115,774	$74,375
State taxes, net of federal benefit	8,926	8,270	5,313
Foreign income taxed at different rates	(52,834)	(41,994)	(8,988)
Closure of tax audits	(12,600)	(17,100)	—
Provision related to repatriation under AJCA	24,600	—	—
Tax exempt income	(4,386)	(2,895)	(4,144)
Tax credits	(11,938)	(6,662)	(10,760)
Other, net	1,476	279	1,580

Total provision for income taxes	$78,207	$55,672	$57,376

U.S. and foreign components of income before income taxes were:

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
United States	$131,642	$123,922	$131,151
Foreign	225,394	206,861	81,350

Income before income taxes	$357,036	$330,783	$212,501

Unremitted earnings of our foreign subsidiaries included in consolidated retained earnings aggregated to approximately $33.4 million at December 30, 2005 and $319.7 million at December 31, 2004. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the United States, they would be subject to domestic and/or foreign taxes. Our federal provision includes U.S. income tax on certain foreign based income.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA” or the “Act”) was enacted into law. The Act provides for a special one-time elective dividends received deduction of 85% for certain foreign earnings that are repatriated by the end of 2005. During the year ended December 30, 2005, we repatriated $535.1 million of foreign earnings of which $500 million was an extraordinary dividend under the AJCA. As a result, we recorded an additional $24.6 million tax provision in 2005.

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

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
North America:
United States	$234,820	$248,326	$235,598
Other	40,407	41,132	34,119

Total North America	275,227	289,458	269,717
Europe	283,371	234,029	184,339
Japan	279,027	255,800	198,551
Asia Pacific	286,114	237,077	174,600

Total	$1,123,739	$1,016,364	$827,207

Net property and equipment by country was as follows:

(In thousands)	December 30, 2005	December 31, 2004
United States	$139,605	$130,697
Malaysia	18,734	19,035
Other	7,660	9,855

Total	$165,999	$159,587

Note 11:	Employee Benefits Plans

Altera offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $3.8 million in 2005, $3.4 million in 2004, and $2.7 million in 2003. For employees in the U.S., we have a plan to provide retirement benefits for our eligible employees, known as the Altera Corporation Savings and Retirement Plan, or the Plan. As allowed under Section 401(k) of the Internal Revenue Code, the Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the Plan. Participants in the Plan may make salary deferrals of up to 20% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the Plan, we make a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $2,000 per participant per year. After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who have reached the age of fifty before the close of the plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the Plan”). Our Retirement Plans Committee administers the Plan. At December 30, 2005, there were approximately 135 participants in the Plan who self-direct their investments in the Plan. In the event we become insolvent, Plan assets are subject to the claims of our general creditors. Since the inception of the Plan, we have not made any contributions to the Plan and we have no commitments to do so in the future. There are no Plan provisions that provide for any guarantees or minimum return on investments. Plan participants are prohibited from investing in Altera stock. At December 30, 2005, Plan assets and obligations were $61.6 million. At December 31, 2004, Plan assets and obligations were $56.1 million each.

Since the first quarter of 2005, we have accounted for investment income earned by the Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. For the year ended December 30, 2005, the Plan experienced a net investment gain of $2.5 million. This gain resulted in a $2.5 million favorable impact to other income and an unfavorable impact to operating expenses, increasing selling, general and administrative expenses by $1.4 million and increasing research and development expenses by $1.1 million. Prior to 2005, investment income earned by the Plan and the corresponding compensation expense were included, net, in interest and other income. Investment income earned by the plan was $2.9 million in 2004 and $5.9 million in 2003. Income earned by the Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

In addition, we also sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retire from Altera at or after age 55 if they have at least 10 years of service after age 45. Effective January 1, 2005, future participation is also limited to employees who are age 40 or older as of January 1, 2005. As of December 30, 2005 and December 31, 2004, we had $5.0 million and $4.9 million, respectively, included in accrued compensation for this plan.

Note 12:	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 content is primarily interpretive addressing certain interactions between SFAS 123R and certain SEC rules and regulations. SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of SFAS 123R. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, significantly increasing our operating expenses. The adoption of SFAS 123R is also expected to have a favorable impact on our 2006 effective tax rate and may have a favorable or unfavorable impact on our effective tax rate in future years. We currently intend to apply the modified prospective recognition method. The modified prospective recognition method ensures compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. We will implement the provisions of SFAS 123R beginning in the first quarter of fiscal 2006. At December 30, 2005, unamortized compensation expense related to outstanding unvested stock options, as determined in accordance with SFAS 123, was approximately $104 million before income taxes. In addition to the expense for outstanding unvested stock options, the Company will incur significant additional expense during fiscal 2006 related to new awards granted subsequent to fiscal 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Therefore, we are required to adopt the standard effective with our 2006 fiscal year. We do not expect that the adoption of SFAS 151 will have a significant impact on our financial condition or results of operations.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of consolidated financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued consolidated financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial condition or results of operations, however, we cannot assure you that there will not be a material impact in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altera Corporation:

We have completed integrated audits of Altera Corporation’s (the Company’s) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing on page 58 herein, that the Company maintained effective internal control over financial reporting as of December 30, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 14, 2006

Supplementary Financial Data

Quarterly Financial Information (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$264,822	$285,477	$291,530	$281,910
Gross margin	180,932	194,885	193,883	188,093
Net income	63,766	67,566	77,815	69,682
Basic net income per share	0.17	0.18	0.21	0.19
Diluted net income per share	0.17	0.18	0.21	0.19

2004
Net sales	$242,908	$268,972	$264,599	$239,885
Gross margin	167,067	187,946	183,633	167,550
Net income	58,757	75,309	83,081	57,964
Basic net income per share	0.16	0.20	0.22	0.16
Diluted net income per share	0.15	0.20	0.22	0.15

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in meeting the criteria above.

As required by Section 404 of the Sarbanes-Oxley Act, we conducted a thorough review of all of our internal control processes and procedures. This review highlighted a number of processes where we had the opportunity to improve internal controls. As previously disclosed in our quarterly report for the period ended September 30, 2005, during the fourth quarter, we further strengthened access, monitoring, and change controls within our financial systems and subsystems, and further strengthened our procedures and practices governing formal review and approval of journal entries and account reconciliations.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 30, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Directors has determined that Mr. Reed and Ms. Wang are audit committee financial experts as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

We have adopted a code of ethics that applies to our chief executive officer and our senior financial officers, including our principal financial officer and principal accounting officer. This code of ethics has been posted on our web-site. The Internet address for our web-site is www.altera.com, and the code of ethics can be found from our main web page by clicking on “Investor Relations” under the “Corporate” heading, then clicking on “Corporate Governance” under the “Investor Overview” heading and choosing “Code of Ethics for Senior Financial Officers.” We will also provide a copy of the code of ethics, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our web-site, at the location specified above.

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

ITEM 14.	Principal Accountant Fees and Services.

The section entitled “Audit Fees” in our Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements.

The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules.

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

March 14, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ John P. Daane John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2006

/s/ Nathan Sarkisian Nathan Sarkisian	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Charles M. Clough Charles M. Clough	Director	March 14, 2006

/s/ Robert J. Finocchio, Jr. Robert J. Finocchio, Jr.	Director	March 14, 2006

/s/ Kevin Mcgarity Kevin McGarity	Director	March 14, 2006

/s/ Paul Newhagen Paul Newhagen	Director	March 14, 2006

/s/ Robert W. Reed Robert W. Reed	Director, Vice Chairman of the Board of Directors and Lead Independent Director	March 14, 2006

/s/ William E. Terry William E. Terry	Director	March 14, 2006

/s/ Susan Wang Susan Wang	Director	March 14, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(16)

3.2	By-laws of the Registrant, as currently in effect.(17)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(5)

10.1+	Altera Corporation 1987 Stock Option Plan, and forms of Incentive and Nonstatutory Stock Option Agreements, as amended March 22, 1995 and as restated effective May 10, 1995.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2004, and form of Subscription Agreement.(18)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.4+	Altera Corporation 1988 Director Stock Option Plan and form of Outside Director Nonstatutory Stock Option Agreement restated effective May 7, 1997.(7)

10.5	LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(1)

10.6	Letter Agreement, dated August 20, 1996, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.7	Letter Agreement, dated May 22, 1997, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.8	Letter Agreement, dated May 22, 1998, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.(13)

10.10+	Form of Deferred Compensation Agreement.(13)

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(2)

10.12*

Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(4)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(18)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of May 11, 2004.(23)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(15)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(19)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(12)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(11)

10.20+	Altera Corporation 2005 Equity Incentive Plan.(22)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(25)

10.24	[Reserved]

10.25+	Restricted Stock Purchase Agreement between the Registrant and John Daane.(8)

10.26+	Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

Exhibit Number	Exhibit
10.27+	Amendment to Severance Agreement, effective as of May 12, 2004.(21)
10.28+	Change in Control Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)
10.29+	Amendment to Change in Control Severance Agreement, effective as of May 12, 2004.(21)
#10.30+	Severance Agreement, entered into on March 13, 2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant.
10.31+	Letter Agreement, dated July 27, 2001, by and between the Registrant and John Daane.(12)
10.32+	Restricted Stock Purchase Agreement between the Registrant and Jordan Plofsky.(10)
10.33+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(14)
10.34+	Altera Corporation Executive Bonus Plan (20)
10.35	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(6)
10.36*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(21)
10.37*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(21)
10.38*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(22)
10.39*	Inventory Advances Arrangement Letter Agreement With Arrow Electronics Incorporated Pursuant to Distribution Agreement, Dated October 15, 2004.(21)
#11.1	Computation of Earnings per Share (included in note 3 of our consolidated financial statements).
#21.1	Subsidiaries of the Registrant.
#23.1	Consent of PricewaterhouseCoopers LLP.
#24.1	Power of Attorney (included on page 62 of this Annual Report on Form 10-K).
#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.
(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.
(5)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54384), filed on January 26, 2001.
(9)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2000.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-56776), filed on March 9, 2001.
(11)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.
(13)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.
(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.
(15)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.
(16)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.
(17)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended April 2, 2004.
(18)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.
(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.
(20)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 5, 2005.
(21)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2004.
(22)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting on May 10, 2005 filed on April 7, 2005 (Commission File No. 0-16617).
(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed on April 26, 2005.
(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.
(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.
#	Filed herewith.
*	Confidential treatment has previously been requested for portions of this exhibit.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) thereof.