Form 10-K/A
period 2005-12-30
ALTERA CORP
filed 2006-10-24
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders held on May 9, 2006 and filed with the Securities and Exchange Commission on April 3, 2006 except as to the information updated as a result of this restatement (see “Item 11 – Executive Compensation”).

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We are amending our annual report on Form 10-K for the fiscal year ended December 30, 2005 (the “Original Filing”) to reflect the restatement of our consolidated financial statements and the related disclosures, for the fiscal years ended 2005, 2004 and 2003 and for each of the quarters in fiscal year 2004. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005 as well as a negligible change to fully diluted shares outstanding. We also are restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in Note 2 to the consolidated financial statements. This Form 10-K/A also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2005, 2004, 2003, 2002, and 2001 in Item 6 of this Form 10-K/A. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.

Our decision to restate our consolidated financial statements was based on facts obtained by management and the results of an independent investigation into our stock option accounting that was conducted under the direction of a special committee of the board of directors. On May 3, 2006, our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of the company’s historical stock option practices. On May 6, 2006, the board of directors formed a special committee composed solely of independent directors and tasked the committee with the responsibility to conduct a review of the company’s historical stock option practices and related accounting. The special committee, with the assistance of its independent legal counsel and forensic accountants, undertook a comprehensive internal review of the facts giving rise to the restatement described below. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of our board of directors.

On June 21, 2006, we announced that our audit committee, after consultation with management and the special committee, determined that our prior consolidated financial statements and any related reports of our independent registered public accounting firm should no longer be relied upon and would be restated. Although we do not believe that the effects of the restatement are material to the results of operations for our fiscal years ended 2005, 2004, or 2003, we are restating prior financial statements because the alternative method of correcting the error, which is to record the cumulative impact of the corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006.

Management concurs with the special committee’s conclusion that from December 1996 through February 2001 there were seven occasions on which the recorded grant dates for certain employee stock option grants differed from the actual grant dates. None of these employee stock option grants was made to our current CEO. The price of Altera’s stock on the recorded grant dates was lower than the price on the actual grant date thus permitting recipients to exercise these options at a lower strike price. On six occasions, the grants had intrinsic value at the time of grant; that is, they were issued “in-the-money”. On the seventh occasion, the grants were repriced shortly after the grant date and did not result in a material charge. Under these circumstances, we should have amortized the in-the-money portion of the options over their vesting periods in our previously issued financial statements. To correct this error, we are recording $17.8 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2004.

The special committee also concurred with management’s conclusion that from 1996 to 2002, certain employees’ stock option agreements were modified in connection with the termination of their employment. Generally these modifications were made in the context of separation agreements that permitted additional vesting and/or additional time to exercise options after the employee had ceased performing services and beyond the periods originally specified in the stock option grant agreements. At the time these agreements were entered into, the Company, did not have sufficient controls in place to ensure that the accounting consequences of these transactions were properly identified, accounted for and reported in the proper period.

As a result, we should have recorded additional stock-based compensation expense related to the modifications in our previously issued financial statements. To correct this error, we are recording $24.3 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2002. The majority of this expense relates to only a limited number of modifications that provided an extension of the exercise period for options that were already vested at the time of the modification and approximately 75 percent of this additional expense is attributable to years 1996 and 1997. For more information regarding the investigation and findings relating to stock option practices and the restatement, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results—Restatement of Consolidated Financial Statements and Related Proceedings”, and Note 3—“Restatement of Previously Issued Consolidated Financial Statements” in Item 8. For more information regarding the investigation and findings relating to stock option practices and the restatement and our remedial measures, see Item 9A, “Controls and Procedures.”

We have not amended any of our other previously filed annual reports on Form 10-K for the periods affected by the restatement or adjustments other than this amended Annual Report on Form 10-K/A. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Except for the sections of this Form 10-K/A listed below, all of the information in this amended Annual Report on Form 10-K/A is as of December 30, 2005 and does not reflect events occurring after the Original Filing. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes updated certifications from our Chief Executive Officer (CEO) and acting Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I – Item 1A: Risk Factors;

Part I – Item 3: Legal Proceedings;

Part II – Item 6: Selected Consolidated Financial Data;

Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II – Item 8: Financial Statements and Supplementary Data;

Part II – Item 9A: Controls and Procedures;

Part III – Item 11: Executive Compensation; and

Part IV – Item 15: Exhibits and Financial Statement Schedules.

FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	our gross margins and factors that affect gross margins (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gross Margin”);

•	the commercial success of our new products (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

•	our research and development expenditures and efforts (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Research and Development Expenses”);

•	our capital expenditures (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, and Capital Resources”);

•	the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments (see “Item 1: Business – Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

•	trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed chip alternatives and our belief that maintaining or increasing market share in the FPGA product sub-segment is important to our success (see “Item 1: Business – Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

•	the impact of new accounting pronouncements, including Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on our expenses (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”);

•	potential Section 409A remedial actions and additional expenses associated with our stock option investigation, litigation defense and financial restatement (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements and Related Proceedings – Restatement of Consolidated Financials”);

•	changes to improve our controls relating to the process of granting stock option awards (see “Item 9A: Controls and Procedures – Management’s Consideration of the Restatement – Stock Option Grant Measurement Date Errors”); and

•	efforts to improve internal control over financial reporting and progress towards remediation of the company’s material weakness and mitigation of control deficiencies (see “Item 9A: Controls and Procedures – Changes in Internal Control Over Financial Reporting”).

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this report are based on information currently available to us and expectations and assumptions that we deem reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made in the Original Filing, unless modified and superseded in this report, and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Item 1A: Risk Factors.

PART I

ITEM 1.	BUSINESS.

Founded in 1983, Altera Corporation designs, manufactures, and markets: (1) programmable logic devices, or PLDs; (2) our HardCopy® structured application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property, or IP cores; and (4) associated development tools. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our web-site is www.altera.com. Our common stock trades on the NASDAQ National Market under the symbol ALTR.

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

MARKET SEGMENT	MARKET SUB-SEGMENT	APPLICATION/PRODUCT
COMMUNICATIONS	NETWORKING	• Routers • Switches

	WIRELINE	• Access Systems • Metropolitan Area Networks • Optical Networks

	WIRELESS	• Cellular Base Stations • Wireless Local Area Networks

COMPUTER AND STORAGE	COMPUTER	• Mainframes • Servers

	OFFICE AUTOMATION	• Copiers • Multi-Function Peripherals • Printers

	STORAGE	• Redundant Array of Inexpensive Disks (RAID) Systems • Storage Area Networks

CONSUMER	BROADCAST	• Studio Editing • Satellite Equipment • Broadcasting Equipment

	ENTERTAINMENT	• Audio/Video Systems • Video Displays, Cable Set Top Boxes

INDUSTRIAL	AUTOMOTIVE	• Car Entertainment Systems • Navigation Systems

	INSTRUMENTATION	• Manufacturing Systems • Medical Diagnostic Systems • Test Equipment

	MILITARY	• Guidance and Control • Radar Systems • Secure Communications

	SECURITY /ENERGY MANAGEMENT	• Automatic Teller Machines (ATMs) • Card Readers • Energy Management Systems

Digital Logic Overview

Three principal types of digital integrated circuits are used in most electronic systems: (1) processors, (2) memory, and (3) logic.

•	Processors, which include microprocessors, microcontrollers, and digital signal processors, are typically used for control, central computing tasks, and signal processing;

•	Memory is used to store programming instructions and data; and

•	Logic is typically used to manage the interchange and manipulation of digital signals within a system.

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

The inherent flexibility of PLDs provides significant advantages over ASICs, including design change simplicity, shorter design cycles, and lower development cost. In contrast to ASIC users, PLD users program their design directly into the PLD and can have custom chips that are fully functioning and verified at the time the design is completed, thereby bypassing the lengthy and complex cycles involved in the verification and fabrication of ASICs. As a result of user programmability, PLD customers may experiment with and revise their designs in a relatively short amount of time and with minimum development cost. The ease-of- use and time-to-market advantages of PLDs are complemented by the added benefit of field upgradeability, which generally enables PLD users to modify the PLD design after the electronic system has been shipped.

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

As is true of the semiconductor industry as a whole, the digital logic segment and the PLD sub-segment are intensely competitive and are characterized by rapid technological change, rapid rates of product obsolescence, and price erosion. All of these factors may adversely affect our future operating results. For a discussion of risk factors associated with our strategy and competition, see “Item 1A: Risk Factors” – “Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects” and “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

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

Our research and development expenditures were $209.8 million in 2005, $181.9 million in 2004, as restated, and $181.3 million in 2003, as restated, which includes stock-based compensation expense as a result of the restatement disclosed in Note 3 — “Restatement of Previously Issued Financial Statements” to our Consolidated Financial Statements. We expense as incurred all research and development costs that have no alternative future use. We intend to continue to spend substantial amounts on research and development in order to continue to develop and achieve market acceptance of our new products. For a discussion of risk factors associated with our research and development efforts, see “Item 1A: Risk Factors” – “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

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

When necessary, we seek to enforce our intellectual property rights. For example, in 1999, we brought an action against Clear Logic, Inc. for infringement of our mask work registration rights and for interfering with our license agreements with our customers. A jury in the United States District Court for the Northern District of California decided in our favor on both issues in October 2002, and the jury verdict was affirmed on appeal by the Ninth Circuit Court of Appeals in September 2005. Although we believe that protection afforded by our intellectual property rights has value, the rapidly changing technology in the semiconductor industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on our patent, trademark, or other proprietary rights. For a discussion of risk factors associated with our patents, trademarks, and licenses, see “Item 1A: Risk Factors” – “The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position” and “Intellectual property infringement claims could adversely affect our ability to manufacture and market our products.”

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

All of our distributors stock inventory of our products. The distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss generally transfer upon shipment from our stocking locations, which are primarily located at the independent subcontractors we employ for test and assembly services in the Asia Pacific region or our warehouse in San Jose. Upon shipment to the distributor, we generally defer revenue on the sale in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption titled “Deferred income and allowances on sales to distributors.” All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see “Note 2 – Significant Accounting Policies – Revenue Recognition” to our Consolidated Financial Statements.

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

Total sales is the sum of our own direct sales to original equipment manufacturers, or OEMs, and our distributors’ resales of Altera products. For the fiscal year ended December 30, 2005, worldwide sales through distributors for subsequent resale to OEMs, or their subcontract manufacturers, accounted for 93% of total sales. Arrow Electronics, Inc. is our largest distributor and on a worldwide basis accounted for 44% of total sales in 2005, 46% of total sales in 2004, 51% of total sales in 2003. Altima Corporation, which serves the Japanese market, accounted for 17% of total sales in 2005, 16% of total sales in 2004, and 16% of total sales in 2003. Paltek Corporation, which also serves the Japanese market, accounted for 10% of total sales in 2004, and less than 10% of total sales in 2005 and 2003. In March 2006, we terminated our distribution relationship with Paltek Corporation.

For a discussion of the risk factors associated with our distribution model, see “Item 1A: Risk Factors” – “We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected would materially reduce our future sales” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.” See also “Note 2 - Significant Accounting Policies - Concentrations of Credit Risk” to our Consolidated Financial Statements.

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

INTERNATIONAL SALES

International sales, which consist of all sales outside of North America, constituted 75% of total sales in 2005, 71% of total sales in 2004, and 67% of total sales in 2003. Sales to Japan accounted for 25% of total sales in 2005 and 2004, and 24% in 2003. Except for the United States and Japan, no other country accounted for sales in excess of 10% of total sales during 2005, 2004, or 2003. We expect international sales to continue to increase as a percentage of our total sales in the future. All of our sales to foreign entities are denominated in United States dollars. For a detailed description of our sales by geographic region, see “Item 7: Results of Operations – Sales by Geography” and “Note 11 - Segment and Geographic Information” to our Consolidated Financial Statements. For a discussion of the risk factors associated with our foreign operations, see “Item 1A: Risk Factors” – “Because we depend on international sales for a majority of our total sales, we may be subject to political, economic and other conditions that could increase our operating expenses and disrupt our business” and “Our business is subject to tax risks associated with being a multinational corporation.”

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

Manufacturing

WAFER SUPPLY

Die, cut from silicon wafers, are the essential components of all our devices and a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we do not directly manufacture our silicon wafers. Instead, our silicon wafers are produced by independent semiconductor foundries. This enables us to take advantage of these suppliers’ high-volume economies of scale and also gives us direct and timely access to advanced process technology. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company, or TSMC, an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In the past, we have used other foundry vendors, and we may establish additional foundry relationships as they become economically beneficial or technically necessary. For a discussion of risk factors associated with our wafer supply arrangements, see “Item 1A: Risk Factors” – “We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business,” “Shortages of, and/or increased costs for, our silicon wafers could lower our gross margins, reduce our sales, or otherwise materially disrupt our business,” “The manufacture of our products is complex, and the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires,” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.”

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

For a discussion of risk factors associated with our testing and assembly arrangements, see “Item 1A: Risk Factors” – “We depend on independent subcontractors, located in Asia, to assemble, test, and ship our semiconductor products. The failure of these subcontractors to satisfy our demand could materially disrupt our business” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.”

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

Web-site Access to Company’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed, or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our web-site at www.altera.com, as soon as reasonably practical after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (www.sec.gov). We will also provide a copy, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134.

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

In addition to reductions in sales, our profitability decreases during downturns as we are unable to reduce our expenses at the same rate as our sales decline. For example, at the height of the previous up cycle, in the third quarter of 2000, our operating expenses were less than 27% of sales compared to 50% (as restated) in the first quarter of 2002. Similarly, our gross margins tend to deteriorate and fluctuate during down cycles. For example, in the third quarter of 2000, our reported gross margin was over 66% of sales compared to 60% of sales in the first quarter of 2002. Furthermore, the industry contraction during 2000-2001 was prolonged and severe and resulted in an inventory charge of $154.5 million in 2001 relating primarily to the write-off of inventories in excess of projected demand. Additionally, as a result of reduced demand and in an effort to reduce our ongoing expense levels, we incurred restructuring charges and write-downs totaling $47.7 million in 2001. In the fiscal year ended December 31, 2000, our net income was $491.7 million (as restated) on sales of $1.4 billion whereas for the fiscal year ended December 31, 2001, we reported a net loss of $46.5 million (as restated) on sales of $839.4 million. We expect that our future sales and profitability will continue to be volatile.

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

Because we rely on independent subcontractors to assemble, test, and ship our semiconductor products, we cannot directly control our product delivery schedules or quality levels. We are dependent upon sufficient subcontractor assembly and test capacities, both in raw materials and services, to enable us to meet the demand for our own products. Our future success also depends on the financial viability of our independent subcontractors. If market demand for subcontractor material and services exceeds available supply or if the subcontractors’ capital structures weaken, we may experience product shortages, quality assurance problems, and/or increased manufacturing costs.

As a result of our internal reviews and related restatements, we are being investigated by the SEC and DOJ. These investigations may not be resolved favorably and have required and may continue to require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations, and cash flows.

We are currently being investigated by the SEC and DOJ in connection with our historical stock option practices and related accounting. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. We cannot predict the outcome of either of the SEC or DOJ investigations. If we or any of our current or former officers or directors is subject to an adverse finding resulting from the SEC or DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us which could adversely affect our business, results of operations, financial position, cash flows and the trading price of our securities. In addition, if the investigations continue for a prolonged period of time, this could have the same effects, regardless of the outcome of the investigations.

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Part I, Item 1, Note 11 “Subsequent Events” for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

If we do not maintain compliance with the listing requirements of the NASDAQ Global Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

In connection with the special committee investigation and the restatement of our financial statements, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with the listing requirements under the NASDAQ Global Market’s Marketplace Rules. As a result, we underwent an extensive review and hearing process with the NASDAQ Global Market to determine our listing status. The NASDAQ Global Market ultimately permitted our securities to remain listed, however, our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. If our securities are delisted from the NASDAQ Global Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted in the future from the NASDAQ Global Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

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

None as of December 30, 2005.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. The consolidated action names as defendant Altera Corporation (nominal defendant) and the following current and former Altera officers and directors: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Scott Wylie, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Erik Cleage, Michael B. Jacobs and Katherine E. Schuelke.

In the consolidated action, the plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, and an accounting. Plaintiffs’ claims concern the granting of stock options by Altera between 1996 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated. The plaintiffs have not yet filed a consolidated complaint. The initial complaints filed by the four shareholders included claims for violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, an accounting, constructive fraud, rescission, and violations of California Corporations Code section 25402. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2005. Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Robert W. Reed, Denis M. Berlan, Nathan M. Sarkisian, Katherine E. Schuelke, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Rodney Smith, Erik Cleage, and Michael Jacobs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the quarter ended December 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ISSUER PURCHASES OF EQUITY SECURITIES | During the fourth quarter of 2005, we repurchased shares of our common stock as follows:

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

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. We derived the selected consolidated financial data for the fiscal years ended 2005, 2004, and 2003 from our audited restated consolidated financial statements and notes thereto appearing in this report on Form 10-K/A. The consolidated statement of operations data for the fiscal years ended 2002 and 2001 and the consolidated balance sheet data as of the years ended 2003, 2002 and 2001 have been restated to conform to the restated consolidated financial statements included in this Form 10-K/A and are presented herein on an unaudited basis.

Five Years Ended
(In thousands, except per share amounts)	2005	2004(1)	2003(1)	2002(1)(2)			2001(1)(2)
				As Previously			As Previously
		(As restated)	(As restated)	Reported	Adjustments	(As restated)	Reported	Adjustments	(As restated)
Statements of Operations Data
Net sales	$1,123,739	$1,016,364	$827,207	$711,684	$—	$711,684	$839,376	$—	$839,376
Cost of sales	365,946	308,741	266,435	263,067	337	263,404	458,699	808	459,507

Gross margin	757,793	707,623	560,772	448,617	(337)	448,280	380,677	(808)	379,869
Research and development expenses	209,765	181,881	181,279	182,766	758	183,524	170,869	2,237	173,106
Selling, general, and administrative expenses	225,861	212,980	189,654	168,484	2,202	170,686	215,318	1,468	216,786
Restructuring and other special charges	—	—	—	—	—	—	47,669	—	47,669

Income (loss) from operations	322,167	312,762	189,839	97,367	(3,297)	94,070	(53,179)	(4,513)	(57,692)
Interest and other income, net	34,869	18,739	20,218	25,961	(4,744)	21,217	40,176	(3,838)	36,338

Income (loss) before income taxes	357,036	331,501	210,057	123,328	(8,041)	115,287	(13,003)	(8,351)	(21,354)
Provision for income taxes	78,207	55,426	57,848	32,065	(1,536)	30,529	26,779	(1,660)	25,119

Net income (loss)	$278,829	$276,075	$152,209	$91,263	$(6,505)	$84,758	$(39,782)	$(6,691)	$(46,473)

Net income (loss) per share:
Basic	$0.75	$0.74	$0.40	$0.24	$(0.02)	$0.22	$(0.10)	$(0.02)	$(0.12)
Diluted	$0.74	$0.72	$0.39	$0.23	$(0.01)	$0.22	$(0.10)	$(0.02)	$(0.12)
Shares used in computing net income (loss) per share:
Basic	370,164	373,785	381,387	383,619	—	383,619	386,097	—	386,097
Diluted (as restated) (3)	376,302	382,616	389,910	391,708	103	391,811	386,097	—	386,097
Balance Sheet Data (4)
Working capital (as restated) (5)	$930,964	$1,059,519	$871,588	$909,858	(11,181)	$898,677	$850,561	(7,548)	$843,013
Total assets (as restated) (4)	1,827,696	1,768,581	1,578,746	1,407,087	46,739	1,453,826	1,361,427	49,324	1,410,751
Long-term portion of capital lease obligations	3,871	—	—	—	—	—	—
Stockholders’ equity (as restated) (4)	1,259,588	1,274,003	1,094,227	1,131,236	(5,383)	1,125,853	1,114,500	(2,197)	1,112,303
Book value per share (as restated) (4)	3.50	3.41	2.91	2.95	(0.01)	2.94	2.89	(0.01)	2.88

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
(2)	The unaudited consolidated statements of operations data for the fiscal years ended 2002 and 2001, and the unaudited consolidated balance sheet data as of the years ended 2003, 2002 and 2001 have been revised to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” and Note 3 of the Notes to Consolidated Financial Statements. Pre-tax adjustments recorded in 2002 and 2001 include non-cash stock-based compensation adjustments totaling $5.2 million and $8.1 million, respectively. The cumulative after tax impact of all restatement adjustments related to years prior to 2001 totaled $20.0 million and has been reflected as an adjustment to retained earnings at December 29, 2000.

On a pre-tax basis, the cumulative impact of all restatement adjustments related to years prior to 2001 totaled $29.4 million. These adjustments consist primarily of the following:

•	The pre-tax impact of charges related to stock option modifications connected primarily with employee terminations in 1997 and 1996 totaling $16.3 million and $2.1 million, respectively,

•	The pre-tax impact of charges related to stock option grant measurement date errors primarily in 2000, 1999, and 1998 totaling $3.5 million, $2.3 million, and $0.7 million, respectively, and

•	The pre-tax income increase (decrease) impact of other previously unrecorded adjustments primarily in 2000, 1997 and 1996 totaling ($3.3) million, ($6.0) million, and $6.0 million, respectively.

The cumulative pre-tax restatement adjustments related to years prior to 2001 resulted in an income tax benefit of $9.4 million.

The impact on previously reported net income of these adjustments was a decrease (increase) of $5.2 million, $2.3 million, $0.8 million, $14.0 million, and ($2.3 million) or 1.1%, 1.0%, 0.5%, 10.4%, and (2.1%) for fiscal years 2000, 1999, 1998, 1997, and 1996, respectively. The impact on previously reported diluted income per share of these adjustments was a decrease (increase) of $0.01, $0.01, $0, $0.14, and ($0.02) for fiscal years 2000, 1999, 1998, 1997, and 1996, respectively.

(3)	Diluted shares increased from 2002 to 2005 as a result of the restatement adjustments to correct the accounting for stock options granted with intrinsic value. As part of the restatement, we reperformed the treasury stock calculation in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) Earnings Per Share. The treasury stock calculation used to determine diluted share count assumes that all in-the-money options are exercised and that we repurchase shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. When the treasury stock method was applied to the options affected by the restatement, the additional intrinsic value recorded for these stock options reduced the hypothetical tax benefit that would result upon a hypothetical exercise, reducing the number of hypothetical shares that would be repurchased and thereby increasing diluted share count.
(4)	The unaudited consolidated balance sheet data have been adjusted to reflect the cumulative restatement adjustments. See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments. The restatement adjustments are composed primarily of the reclassification of our Nonqualified Deferred Compensation Plan assets and liabilities of $49.9 million in 2003, $40.9 million in 2002 and $44.0 million in 2001 that were previously presented net in our consolidated balance sheet.
(5)	The unaudited consolidated working capital as previously reported for the fiscal years ended 2002 and 2001 includes reclassifications of certain deferred tax balances to conform to 2003 and later years presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis set forth below has been amended to reflect the restatement as described below and in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

Restatement of Consolidated Financial Statements and Related Proceedings

Restatement of Consolidated Financial Statements

On May 3, 2006, our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of the company’s historical stock option practices. This review was initiated in response to media attention about stock option practices at various other public companies. On May 6, 2006, the board of directors formed a special committee composed solely of independent directors and tasked the committee with the responsibility to conduct a review of the company’s historical stock option practices and related accounting. The special committee, with the assistance of its independent legal counsel and forensic accountants, undertook a comprehensive internal review of the facts giving rise to the restatement. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of our board of directors.

On June 21, 2006, we announced that our audit committee, after consultation with management and the special committee, determined that our prior consolidated financial statements and any related reports of our independent registered public accounting firm should no longer be relied upon and would be restated. Although we do not believe that the effects of the restatement are material to the results of operations for our fiscal years ended 2005, 2004, or 2003, we are restating prior financial statements because the alternative method of correcting the error, which is to record the cumulative impact of the corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005 as well as a negligible change to fully diluted shares outstanding. We also are restating the pro forma disclosures for stock-based compensation expense required under

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in Note 2 to the consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2006.

The restatement pre-tax adjustments total $47.6 million and relate to (1) stock option grant measurement date errors from 1996 through February 2001 ($17.8 million), (2) stock option grant agreement modifications from 1996 through 2002 made in connection with termination of certain employees’ employment ($24.3 million), and (3) other adjustments ($5.5 million).

Management concurs with the special committee’s conclusion that from December 1996 through February 2001 there were seven occasions on which the recorded grant dates for certain employee stock option grants differed from the actual grant dates. None of these employee stock option grants was made to our current CEO. The price of Altera’s stock on the recorded grant dates was lower than the price on the actual grant date thus permitting recipients to exercise these options at a lower strike price. On six occasions, the grants had intrinsic value at the time of grant; that is, they were issued “in-the-money”. On the seventh occasion, the grants were repriced shortly after the grant date and did not result in a material charge. Under these circumstances, we should have amortized the in-the-money portion of the options over their vesting periods in our previously issued financial statements. To correct this error, we are recording $17.8 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2004.

Over 99 percent of this $17.8 million additional pre-tax, non-cash stock-based compensation expense relates to five grant dates in December in each of the years 1996 to 2000. During this time, the Company granted stock options in December of each year to senior management, including our former Chief Executive Officer and former General Counsel, as part of the annual performance and compensation review process (the “December Focal”). The compensation committee delegated authority to our former CEO to select the grant date for the grants to our former CEO and his staff so that it would coincide with the completion of the December Focal and the CEO’s approval of stock option grants to members of senior management other than the CEO and executive officers. Instead of granting options on the date intended by the compensation committee, our former CEO and former General Counsel chose as the grant date the date with the lowest closing price in December. Minutes of the December compensation committee and board meetings were then prepared after the December Focal grant date had been selected; the grant dates recorded in the minutes did not reflect the grant date intended by the compensation committee, but rather falsely indicated that the actual grant date was the date with the lowest December closing price in each of the years 1996 to 2000. The compensation committee and board minutes were prepared by our former General Counsel. Both the former CEO and former General Counsel received some of these in-the-money options in December of each year from 1996 to 2000.

The special committee also concurred with management’s conclusion that from 1996 to 2002, certain employees’ stock option agreements were modified in connection with the termination of their employment. Generally, these modifications were made in the context of separation agreements that permitted additional vesting and/or additional time to exercise options after the employee ceased performing services and beyond the periods originally specified in the stock option grant agreements. At the time these agreements were entered into, the Company did not have sufficient controls in place to ensure that the accounting consequences of these transactions were properly identified, accounted for and reported in the proper period. As a result, we should have recorded additional stock-based compensation expense related to the modifications in our previously issued financial statements. To correct this error, we are recording $24.3 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2002. The majority of this expense relates to only a limited number of modifications that provided an extension of the exercise period for options that were already vested at the time of the modification and approximately 75 percent of this additional expense is attributable to years 1996 and 1997.

In addition to restating the consolidated financial statements for the periods prior to 2005 in response to the special committee’s findings, we are recording additional differences that were previously considered to be immaterial. In particular, we are reclassifying investment gains (losses) under our Nonqualified Deferred Compensation Plan (“the NQDC Plan”). Prior to 2004, the NQDC Plan assets and liabilities were netted in our consolidated balance sheets. The restated consolidated balance sheets show the NQDC Plan assets and liabilities separately for all periods presented. Prior to 2005, investment income earned by the NQDC Plan and the corresponding compensation expense were included net in interest and other income. The restated consolidated results of operations reflect the NQDC Plan investment gains (losses) as increases (decreases) in compensation expense offset by increases (decreases) in interest and other income, net for all periods presented. The reclassification of gains (losses) for the NQDC Plan had no impact on our net income for any of the periods presented.

We have also determined that we need to record additional expense related to our “service award program.” The service award program provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, and twenty year service anniversaries. We are recording $5.1 million of expense prior to 2003 to increase our accrual for the potential service awards that may be awarded, discounted by the estimated probability of termination.

We also recorded certain tax-related adjustments in connection with stock-based compensation expense and other adjustments discussed above. We recorded an adjustment for a cumulative tax benefit of $12.5 million as of December 31, 2004. Such amount differs from the statutory tax benefit principally as a result of limitations on the deduction for certain executive stock-based compensation and change in geographical mix of income. In the restatement, we recorded an additional income tax benefit of $0.3 million for the fiscal year ended December 31, 2004, an additional income tax provision of $0.5 million for the fiscal year ended January 2, 2004, and a cumulative $12.7 million income tax benefit for adjustments prior to fiscal 2003.

We recorded a $12.5 million tax benefit on the cumulative pre-tax restatement adjustments of $47.6 million resulting in a cumulative net income restatement impact of $35.1 million.

As a result of the restatement, previously reported net income was reduced (increased) by $(1.0) million, $2.9 million, $6.5 million for the years 2004, 2003, and 2002, respectively, and the previously reported net loss for 2001 was increased by $6.7 million. The cumulative after tax impact of the adjustments to periods prior to 2003 amounted to $33.2 million and has been reflected as a prior period adjustment as of December 27, 2002 to retained earnings. The restatement adjustments resulted in no change to previously reported net income per share for the year 2004, reduced previously reported diluted net income per share by $0.01 for the year 2003, reduced previously reported diluted income per share by $0.01 for the year 2002, and increased diluted net loss per share by $0.02 for the year 2001.

The cumulative pre-tax effect of the stock-based compensation adjustments on the consolidated balance sheet at December 31, 2004 was an increase in Capital in Excess of Par Value offset by a corresponding decrease in retained earnings which resulted in no net effect on stockholders’ equity. The balance sheet impact of the service award program accrual was to increase accrued compensation with a corresponding net of tax reduction to retained earnings. There was no impact on net sales or net cash provided by operating activities as a result of these additional compensation expense adjustments. We are also amending certain other stock option disclosures in the accompanying notes to the consolidated financial statements.

Enacted October 22, 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions on stock awards that constitute deferred compensation. The Company is currently reviewing the implications of 409A on grants awarded with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004 along with potential remedial actions. The Company does not expect to incur a material charge as a result of any potential remedial actions.

As of September 29, 2006, the Company had incurred direct costs of approximately $9 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation. We expect to incur up to several million dollars of additional expense in the fourth quarter of 2006 associated with the conclusion of the investigation, litigation defense, and financial restatement.

Related Proceedings

Regulatory Proceedings

On May 11, 2006, we were notified by the SEC that they initiated an informal inquiry into our stock option accounting practices. On August 10, 2006, we received from the SEC an informal request for the production of documents relating to its inquiry. On May 25, 2006, we also received a subpoena from the office of the United States Attorney for the Northern District of California relating to such stock option practices.

We continue to cooperate with the SEC and Department of Justice with respect to these investigations. If we are subject to adverse findings resulting from the above investigations, we could be required to pay significant damages or penalties or have other remedies imposed upon us.

Other regulatory inquiries could be commenced by other U.S. Federal, state or foreign agencies.

Legal Proceedings

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. The consolidated action names as defendant Altera Corporation (nominal defendant) and the following current and former Altera officers and directors: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Scott Wylie, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Erik Cleage, Michael B. Jacobs and Katherine E. Schuelke.

In the consolidated action, the plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, and an accounting. Plaintiffs’ claims concern the granting of stock options by Altera between 1996 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated. The plaintiffs have not yet filed a consolidated complaint. The initial complaints filed by the four shareholders included claims for violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, an accounting, constructive fraud, rescission, and violations of California Corporations Code section 25402. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2005. Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Robert W. Reed, Denis M. Berlan, Nathan M. Sarkisian, Katherine E. Schuelke, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Rodney Smith, Erik Cleage, and Michael Jacobs.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

NASDAQ Delisting

We have received two NASDAQ Staff Determinations stating that we are not in compliance with Marketplace Rule 4310(c)(14) because we have not timely filed our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and therefore, that our securities are subject to delisting from the NASDAQ Global Market.

On June 22, 2006, we attended a NASDAQ hearing, at which we sought an exception to the filing requirement. On August 1, 2006, we announced that a NASDAQ Listing Qualifications Panel (“the Panel”) had granted our request for continued listing of our securities on the NASDAQ Global Market subject to the following conditions: (1) on or before September 14, 2006, we had to file with the SEC our Form 10-Q for the period ended March 31, 2006, as well as any necessary restatements; (2) on or before September 28, 2006, we had to file with the SEC our Form 10-Q for the period ended June 30, 2006; and (3) we were required to submit additional information regarding our internal review of our historical stock option practices and related accounting.

On September 5, 2006, we filed a revised plan of compliance with the Panel, pursuant to which we requested an additional extension of time through October 26, 2006 in which to complete and file the aforementioned periodic reports. On September 13, 2006, the Panel granted our request for the extension of time. On October 16, 2006, we announced that we expected to file with the SEC a Form 10-K/A for 2005 and Form 10-Q’s for the first and second quarters of 2006 by October 26, 2006, the deadline established by a NASDAQ Listing Panel.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; (3) income taxes; and (4) stock-based compensation.

REVENUE RECOGNITION | We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 90% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In almost all cases, sales to distributors are made under agreements allowing for returns and subsequent price adjustments, and we defer recognition of revenue until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is so large and because there are errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

VALUATION OF INVENTORIES | Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of goods sold. Historically, it has been difficult to forecast customer demand especially at the part-number level. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand.

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

INCOME TAXES | We make certain estimates and judgments in the calculation of tax liabilities and the determination of net deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. We record valuation allowances, when necessary, to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. If in the future we determine that we are not likely to realize all or part of our net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded as a charge to earnings in the period such determination is made.

In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See “Provision for Income Taxes” and “Note 10 – Income Taxes” for further discussion.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

STOCK-BASED COMPENSATION | As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards, if any, is recognized ratably over the vesting period using the straight-line single option method.

If the number of shares or exercise price is not fixed upon the date of grant, the award is accounted for as a variable award until the number of shares or the exercise price become fixed, or until the award is exercised, canceled, or expires unexercised. For variable awards, intrinsic value is remeasured each period and is equal to the fair market value of our stock as of the end of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in our closing price from the end of the previous reporting period to the end of the current reporting period. In cases when our closing stock price does not exceed the recipient’s exercise price, no compensation expense results. Compensation expense for variable awards, if any, is recognized in accordance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan”, An Interpretation of APB Opinions No. 15 and 25.

We account for modifications to stock options under APB No. 25, as subsequently interpreted by FIN No. 44. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense for modified awards is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, after the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the recipient’s exercise price.

Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Compensation expense for stock options issued to non-employees is valued using the Black-Scholes model and is amortized over the vesting period in accordance with FIN No. 28.

We value stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option pricing model, in accordance with FIN No. 44. The fair value of the assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as deferred stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method. SFAS No. 123 established a fair value based method of accounting for stock-based plans. We elected to account for stock-based compensation plans in accordance with APB 25 and we elected the disclosure only alternative permitted under SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), for fixed stock-based awards to employees.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 14,000 customers in communications, computer and storage, industrial, and consumer market segments. We design, manufacture, and market: (1) programmable logic devices, or PLDs; (2) HardCopy structured application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property, or IP cores; and (4) associated development tools.

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

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	Years Ended
	December 30, 2005	December 31, 2004 (as restated) (1)	January 2, 2004 (as restated) (1)
Net sales	100%	100%	100%
Cost of sales	33%	30%	32%
Gross margin	67%	70%	68%
Research and development expenses	18%	18%	22%
Selling, general, and administrative expenses	20%	21%	23%
Income from operations	29%	31%	23%
Interest and other income, net	3%	1%	2%
Provision for income taxes	7%	5%	7%
Net income	25%	27%	18%

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements.

SALES | Sales were $1.12 billion in 2005, $1.02 billion in 2004, and $0.83 billion in 2003. Sales increased 11% in 2005 from 2004 and increased 23% in 2004 from 2003.

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

GROSS MARGIN

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004 (as restated) (1)	January 2, 2004 (as restated) (1)
Gross Margin Percentage	67.4%	69.6%	67.8%
Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written down in 2001	$11.1	$14.7	$29.0
Percentage of Net Sales	1.0%	1.4%	3.5%

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements.

Gross margin decreased 2.2 percentage points in 2005 from 2004. The decrease was primarily due to reduced demand in certain high-margin programs and increasing success in securing high-volume design wins with discounted prices. Gross margin increased 1.8 percentage points in 2004 from 2003. The increase was primarily due to yield enhancements especially in newer products, as well as overall declines in material and subcontractor costs. The stock based compensation restatement adjustments did not result in a significant change to gross margin in the years ended 2004 and 2003.

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

RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004 (as restated) (1)	January 2, 2004 (as restated) (1)	2005 vs. 2004 Change (as restated) (1)	2004 vs. 2003 Change (as restated) (1)
Research and Development	$209.8	$181.9	$181.3	15%	—
Percentage of Net Sales	19%	18%	22%

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements.

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, and depreciation. These expenditures were for the design of new PLD and structured ASIC families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores. Also included in Research and Development expenses is the mark-to-market impact of our NQDC Plan of $1.1 million in 2005, $1.0 million in 2004 (as restated), and $2.1 million in 2003 (as restated).

Research and development expenses increased $27.9 million in 2005 compared to 2004. The increase in spending was primarily due to higher spending on prototype wafers for next generation products, and higher spending on labor and benefit costs due to increased headcount.

Research and development expenses increased $0.6 million in 2004 compared to 2003. Higher labor and benefit costs and higher spending on masks for our next generation products were offset by a decrease in depreciation as well as lower spending on prototype wafers. Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. Also included in research and development expenses was stock-based compensation expense of $2.1 million in 2004 (as restated) compared with $8.4 million in 2003 (as restated). We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, Stratix II GX, Cyclone II, and HardCopy II families, our Nios II soft core embedded processor, our Quartus II software, our library of IP cores, and other future products.

Beginning in the quarter ending March 31, 2006, research and development expenses are expected to increase significantly as a result of the adoption of SFAS 123R.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004 (as restated) (1)	January 2, 2004 (as restated) (1)	2005 vs. 2004 Change (as restated) (1)	2004 vs. 2003 Change (as restated) (1)
Selling, General, and Administrative	$225.9	$213.0	$189.7	6%	12%
Percentage of Net Sales	20%	21%	23%

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements.

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in Selling, General, and Administrative expenses is the mark-to-market impact of our NQDC Plan of $1.4 million in 2005, $1.8 million in 2004 (as restated), and $3.6 million in 2003 (as restated).

Selling, general, and administrative expenses increased by $12.9 million in 2005 compared to 2004. The increase was primarily driven by higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth. Also included in selling, general, and administrative expenses in 2005 was $0.3 million of stock-based compensation expense compared with $1.1 million in 2004 (as restated).

Selling, general, and administrative expenses increased by $23.3 million in 2004 compared to 2003. The increase was primarily attributable to higher spending on labor and benefit costs. The increase was also due to higher spending on commissions and incentives, and various marketing programs as we continued to invest in the rollout of newer products. Consulting expenses also increased in part due to costs related to the initial adoption of Section 404 of the Sarbanes Oxley Act of 2002. These increases were partially offset by lower depreciation expense. Also included in selling, general, and administrative expenses was stock-based compensation expense of $1.1 million in 2004 (as restated) compared with $4.2 million in 2003 (as restated).

Beginning in the quarter ending March 31, 2006, selling, general, and administrative expenses are expected to increase significantly as a result of the adoption of SFAS 123R.

INTEREST AND OTHER INCOME, NET

	Years Ended
(Dollars in millions)	December 30, 2005	December 31, 2004 (as restated) (1)	January 2, 2004 (as restated) (1)	2005 vs. 2004 Change (as restated) (1)	2004 vs. 2003 Change (as restated) (1)
Interest and Other Income, Net	$34.9	$18.7	$20.2	87%	-7%
Percentage of Net Sales	3%	2%	2%

(1)	See Note 3 – “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements.

Interest and Other Income, Net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan.

Interest and Other Income, Net increased by 87% in 2005 compared to 2004 primarily as a result of higher investment yields.

Interest and Other Income, Net decreased by 7% in 2004 compared to 2003 primarily due to a decrease in interest income in 2004 due to lower investment yields and a decrease of $3 million in the net investment gain on the NQDC Plan assets from $5.9 million in 2003 (as restated) to $2.9 million in 2004 (as restated).

PROVISION FOR INCOME TAXES

Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate. Our effective tax rates were 22% for 2005, 17% for 2004 (as restated), and 28% for 2003 (as restated). The results of the restatement had no impact to our effective tax rate for 2005, an insignificant impact for 2004, and an approximate one percentage point increase for 2003. The increase in our effective tax rate in 2005 compared to 2004 is due to an additional provision of $24.6 million related to the repatriation during 2005 of $535.1 million of foreign earnings of which $500 million represented an extraordinary dividend under the American Jobs Creation Act of 2004, partially offset by an income tax benefit of $12.6 million arising primarily from the settlement of federal and California income tax audits. Our 2004 effective tax rate also included an income tax benefit of $17.1 million, primarily related to a tax settlement with the Hong Kong Inland Revenue Department, which contributed to a 5 percentage point rate decrease in our effective tax rate in 2004.

Our adoption of SFAS 123R in the quarter ending March 31, 2006 is currently expected to have a favorable impact on our 2006 effective tax rate and may have a favorable or unfavorable impact on our effective tax rate in future years.

Financial Condition, Liquidity, and Capital Resources

	Years Ended
(Dollars in thousands)	Dec. 30, 2005	Dec. 31, 2004
Cash and cash equivalents	$787,707	$579,936
Short-term investments	378,881	623,312
Long-term investments	115,965	—

Total cash, cash equivalents, and investments	$1,282,553	$1,203,248

Percentage of total assets, as restated	70%	68%
Net cash provided by operating activities	$415,142	$313,992
Net cash provided by investing activities	102,506	134,930
Net cash used for financing activities	(309,877)	(127,817)

Net increase in cash and cash equivalents	$207,771	$321,105

LIQUIDITY | We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows and remain debt-free. We currently use cash generated from operations for capital expenditures, investments and repurchases of our common stock. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and investments, plus the anticipated cash generated from operations, will be adequate to finance our operations and capital expenditures for at least the next year. The restatement of previously issued financial statements discussed in Note 3 to our consolidated financial statements had no impact on our reported net cash flows.

YEAR 2005 | In 2005, we spent $369.9 million to repurchase our common stock, compared to $176.3 million in 2004. We also spent $25.9 million on capital expenditures in 2005, compared to $24.7 million in 2004. We expect that capital expenditures will increase in 2006 as we launch a program to replace our enterprise resource planning system (ERP). As of the date of this filing, total planned expenditures for the ERP system are estimated to be $35 million and we expect to install and have the system operational in 2007. We also plan to continue to use a portion of our available capital to repurchase shares of our common stock.

CASH FLOWS | Our positive cash flows from operating activities for the fiscal year ended December 30, 2005 were primarily attributable to net income and cash inflows of $65.6 million resulting from year-over-year changes in working capital, excluding cash. These changes included an increase in accounts receivable of $13.0 million, a decrease in other current assets primarily due to the collection in 2005 of a $17 million income tax refund related to the filing of our 2004 federal income tax return, a $37.2 million increase in deferred income and allowances on sales to distributors due to an increase in inventory held by distributors, and a $25.1 million increase in income taxes payable resulting primarily from the accrual for income taxes to be paid as a result of the repatriation of unremitted foreign earnings under the American Jobs Creation Act (see “Note 10 – Income Taxes” to our Consolidated Financial Statements).

Cash provided by investing activities for the fiscal year ended December 30, 2005 primarily consisted of proceeds from the maturities and sales of investments, net of purchases, of $128.4 million, partially offset by capital expenditures of $25.9 million.

Cash used for financing activities for the fiscal year ended December 30, 2005 consisted of repurchases of common stock of $369.9 million, which was partially offset by net proceeds of $57.8 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

YEAR 2004 (as restated) | In 2004, we spent $176.3 million to repurchase our common stock, compared to $239 million in 2003. We also spent $24.7 million on capital expenditures in 2004, compared to $13.9 million in 2003. We made additional capital expenditures in 2005 and plan to continue to use a portion of our cash to repurchase shares of our common stock.

        CASH FLOWS (as restated) | Our positive cash flows from operating activities for 2004 were primarily due to net income and adjustments for non-cash items offset by a cash outflow of $15.6 million resulting from year-over-year changes in working capital, excluding cash. These changes included a decrease in accounts receivable of $19.7 million, an increase in accounts payable and accrued liabilities of $23.8 million, and an increase in income taxes payable of $5.6 million offset by increase in other assets of $17.5 million and inventories of $22.9 million, and a decrease in deferred income and allowances on sales to distributors of $24.3 million.

Cash and cash equivalents increased $321.1 million, or 124%, to $579.9 million for the fiscal year ended December 31, 2004, from $258.8 million at January 2, 2004. Our positive cash flow from operating activities was primarily attributable to net income, adjusted for non-cash items.

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

CONTRACTUAL OBLIGATIONS | The following table summarizes our significant contractual cash obligations at December 30, 2005, and the effect that such obligations are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$16.5	$6.5	$7.9	$2.1	$—
Capital Lease Obligations, including Interest	7.4	3.0	4.4	—	—
Inventory and Related Purchase Obligations (2)	121.0	121.0	—	—	—

Total Contractual Cash Obligations	$144.9	$130.5	$12.3	$2.1	$—

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through 2011. Rental expense under all operating leases amounted to $9.3 million in 2005, $9.1 million in 2004, and $7.7 million in 2003.
(2)	We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. We expect to receive and pay for these materials and services within the next four to six months.

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

COMMON STOCK REPURCHASES | In 2005, our board of directors approved increases totaling 20.0 million shares in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares. Share repurchase activities for 2005, 2004, and 2003, were as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS | We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

NEW ACCOUNTING PRONOUNCEMENTS | In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for all annual periods beginning after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. SAB 107 content is primarily interpretive addressing certain interactions between SFAS 123R and certain SEC rules and regulations.

We will adopt SFAS 123R in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123R on our operating results and financial condition. The adoption of SFAS 123R’s fair value method will have a significant and adverse impact on our results of operations, significantly increasing our operating expenses. The adoption of SFAS 123R is also expected to have a favorable impact on our 2006 effective tax rate and may have a favorable or unfavorable impact on our effective tax rate in future years. The pro forma information in “Note 8 – Stock-Based Compensation” to our Consolidated Financial Statements presents the estimated compensation charges for the periods presented under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to be approximately $80 million in 2006, pre-tax. The total compensation charges that we expect to record in 2006 includes expense relating to unvested stock options outstanding as of December 30, 2005 and stock-based awards that we expect to grant in 2006. Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercises.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, they will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our investment portfolio consisted of fixed income securities of various durations depending on the nature of the investments totaling $1.3 billion as of December 30, 2005. These securities are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from levels as of December 30, 2005, the increase or decline in the fair value of the portfolio would not be material.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Consolidated Balance Sheets at December 30, 2005 and December 31, 2004, as restated	41

Consolidated Statements of Income for each of the three years in the period ended December 30, 2005, as restated	42

Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2005, as restated	43

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 30, 2005, as restated	44

Notes to the Consolidated Financial Statements, as restated	45

Report of Independent Registered Public Accounting Firm	73

Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.

Supplementary Financial Data (unaudited), as restated	75

ALTERA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2005	December 31, 2004
(In thousands, except par value amount)	(as restated) (1)	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$787,707	$579,936
Short-term investments	378,881	623,312

Total cash, cash equivalents, and short-term investments	1,166,588	1,203,248
Accounts receivable, net of allowances for doubtful accounts of $5,055 and $5,057, respectively	80,509	67,522
Inventories	70,711	67,454
Deferred income taxes	66,264	85,582
Deferred compensation plan assets	61,567	56,148
Other current assets	49,562	74,143

Total current assets	1,495,201	1,554,097
Long-term investments	115,965	—
Property and equipment, net	165,999	159,587
Deferred income taxes and other assets, net	50,531	54,897

Total assets	$1,827,696	$1,768,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,388	$31,507
Accrued liabilities	30,462	23,983
Accrued compensation	50,631	53,055
Deferred compensation plan obligations	61,567	56,148
Deferred income and allowances on sales to distributors	258,285	221,081
Income taxes payable	133,904	108,804

Total current liabilities	564,237	494,578

Capital lease obligations	3,871	—
Commitments and contingencies (See “Note 7–Commitments and Contingencies” and “Note 14 – Subsequent Events”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 359,419 at December 30, 2005 and 373,759 shares at December 31, 2004	359	374
Capital in excess of par value	385,201	416,546
Retained earnings	875,164	858,455
Deferred stock-based compensation	(46)	(328)
Accumulated other comprehensive loss	(1,090)	(1,044)

Total stockholders’ equity	1,259,588	1,274,003

Total liabilities and stockholders’ equity	$1,827,696	$1,768,581

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands, except per share amounts)		(as restated) (1)	(as restated) (1)
Net sales	$1,123,739	$1,016,364	$827,207
Cost of sales	365,946	308,741	266,435

Gross margin	757,793	707,623	560,772

Operating expenses:
Research and development expenses	209,765	181,881	181,279
Selling, general, and administrative expenses	225,861	212,980	189,654

Total operating expenses	435,626	394,861	370,933

Income from operations	322,167	312,762	189,839
Interest and other income, net	34,869	18,739	20,218

Income before income taxes	357,036	331,501	210,057
Provision for income taxes	78,207	55,426	57,848

Net income	$278,829	$276,075	$152,209

Net income per share:
Basic	$0.75	$0.74	$0.40
Diluted	$0.74	$0.72	$0.39
Shares used in computing per share amounts:
Basic	370,164	373,785	381,387
Diluted, as restated	376,302	382,616	389,910

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)		(as restated) (1)	(as restated) (1)
Cash Flows from Operating Activities:
Net income	$278,829	$276,075	$152,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,411	30,479	45,285
Stock-based compensation expense	282	3,208	12,665
Deferred income tax provision (benefit)	22,315	(8,985)	(1,427)
Tax benefit from stock plans	18,688	28,852	6,470
Loss on securities	—	—	3,113
Changes in assets and liabilities:
Accounts receivable, net	(12,987)	19,682	(30,093)
Inventories	(3,257)	(22,871)	(5,494)
Other assets	23,511	(17,472)	(2,797)
Accounts payable and accrued liabilities	(3,954)	23,810	(3,138)
Deferred income and allowances on sales to distributors	37,204	(24,340)	101,114
Income taxes payable	25,100	5,554	48,017

Net cash provided by operating activities	415,142	313,992	325,924

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,909)	(24,693)	(13,901)
Purchases of available-for-sale investments	(473,761)	(364,608)	(685,597)
Proceeds from the maturities and sales of available-for-sale investments	587,706	424,010	568,024
Proceeds from the maturities of held-to-maturity investments	14,470	102,022	13,022
Purchases of intangible assets	—	(1,801)	(3,350)

Net cash provided by (used for) investing activities	102,506	134,930	(121,802)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	57,766	49,643	36,715
Repurchases of common stock	(369,934)	(176,268)	(238,976)
Increase (decrease) in book overdrafts	3,528	(1,192)	1,573
Payments on capital lease obligations	(1,237)	—	—

Net cash used for financing activities	(309,877)	(127,817)	(200,688)

Net increase in cash and cash equivalents	207,771	321,105	3,434
Cash and cash equivalents at beginning of year	579,936	258,831	255,397

Cash and cash equivalents at end of year	$787,707	$579,936	$258,831

Cash paid (received) during the year for:
Income taxes (received) paid	$(5,198)	$22,504	$669
Interest paid	$58	—	—
Non-cash transactions:
Assets acquired under capital leases	$7,470	—	—

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(as restated) (1)

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 27, 2002 – as previously reported	383,504	$403,702	$740,824	$(14,689)	$1,399	$1,131,236
Restatement adjustments to opening stockholders’ equity	—	31,075	(33,157)	(3,301)	—	(5,383)

Balance at December 27, 2002, as restated	383,504	434,777	707,667	(17,990)	1,399	1,125,853
Components of comprehensive income:
Net income	—	—	152,209	—	—	152,209
Change in unrealized gains (losses) on investments, net of tax benefit of $481	—	—	—	—	(709)	(709)

Total comprehensive income	—	—	—	—	—	151,500
Tax benefit from stock plans	—	6,470	—	—	—	6,470
Issuance of common stock through employee stock plans	5,041	36,715	—	—	—	36,715
Reversal of deferred stock-based compensation from forfeitures	—	(1,735)	—	1,735	—	—
Stock-based compensation expense	—	—	—	12,665	—	12,665
Repurchases of common stock	(12,465)	(81,447)	(157,529)	—	—	(238,976)

Balance, January 2, 2004 – as restated	376,080	394,780	702,347	(3,590)	690	1,094,227
Components of comprehensive income:
Net income	—	—	276,075	—	—	276,075
Change in unrealized gains (losses) on investments, net of tax benefit of $1,040	—	—	—	—	(1,734)	(1,734)

Total comprehensive income	—	—	—	—	—	274,341
Tax benefit from stock plans	—	28,852	—	—	—	28,852
Issuance of common stock through employee stock plans	5,932	49,643	—	—	—	49,643
Reversal of deferred stock-based compensation from forfeitures	—	(54)	—	54	—	—
Stock-based compensation expense	—	—	—	3,208	—	3,208
Repurchases of common stock	(8,253)	(56,301)	(119,967)	—	—	(176,268)

Balance, December 31, 2004 – as restated	373,759	416,920	858,455	(328)	(1,044)	1,274,003
Components of comprehensive income:
Net income	—	—	278,829	—	—	278,829
Change in unrealized gains (losses) on investments, net of tax benefit of $4	—	—	—	—	(46)	(46)

Total comprehensive income	—	—	—	—	—	278,783
Tax benefit from stock plans	—	18,688	—	—	—	18,688
Issuance of common stock through employee stock plans	5,564	57,766	—	—	—	57,766
Stock-based compensation expense	—	—	—	282	—	282
Repurchases of common stock	(19,904)	(107,814)	(262,120)	—	—	(369,934)

Balance, December 30, 2005 – as restated	359,419	$385,560	$875,164	$(46)	$(1,090)	$1,259,588

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

Notes to the Consolidated Financial Statements

Note 1:	The Company

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

BASIS OF PRESENTATION | Our fiscal year ends on the Friday nearest December 31st. Our most recent fiscal year ended on December 30, 2005. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

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

RECLASSIFICATIONS | Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. During 2005, we made a reclassification of $17.0 million from income taxes payable to income taxes receivable (included within other current assets) relating to an expected refund from the filing of our 2004 federal income tax return which was received in 2005. Such reclassification is reflected in our prior year’s Consolidated Balance Sheet.

All reclassifications are reflected in our prior years’ Consolidated Statements of Cash Flows as appropriate. None of the above reclassifications had an impact on our Consolidated Statements of Income for any year presented.

CASH EQUIVALENTS AND INVESTMENTS | Cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

INVENTORIES | Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. Inventories at December 30, 2005 and December 31, 2004 were comprised of the following:

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

PROPERTY AND EQUIPMENT | Property and equipment at December 30, 2005 and December 31, 2004 was comprised of the following:

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

In 2005, we entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Capital lease obligations recorded totaled $6.2 million as of December 30, 2005. Amortization expense for 2005 related to capital assets recorded as capital leases was $0.9 million.

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

Total sales are the sum of our own direct sales to OEMs and our distributors’ resales of Altera products. For the fiscal year ended December 30, 2005, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 93% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 44% of total sales in 2005, 46% in 2004, and 51% in 2003. Our second largest distributor, Altima Corporation, accounted for 17% of total sales in 2005, 16% in 2004, and 16% in 2003. Our third largest distributor, Paltek Corporation, accounted for 10% of total sales in 2004, and below 10% in 2005 and 2003. In March 2006, we terminated our distribution relationship with Paltek Corporation. For each of the three years ended December 30, 2005, no single end customer accounted for more than 10% of our total sales.

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

REVENUE RECOGNITION | We recognize revenue on products sold to original equipment manufacturers, or OEMs, upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We record reserves for OEM sales returns and allowances, included in deferred income and allowances on sales to distributors in our accompanying consolidated balance sheets, based upon historical experience rates and for any specific known customer returns or allowances. At December 30, 2005, the OEM returns allowance was $44,000. It was $40,000 at December 31, 2004 and $30,000 at January 2, 2004. During 2005, we charged $1,087,000 against revenue while processing customer claims of $1,083,000. Charges and claims were $810,000 and $800,000, respectively, for 2004; and $346,000 and $377,000, respectively, for 2003.

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

INCOME TAXES | Our provision for income taxes is based on the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Accordingly, our provision for income taxes is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns.

DEPENDENCE ON WAFER SUPPLIERS AND OTHER INDEPENDENT SUBCONTRACTORS | We depend entirely upon independent wafer foundries to manufacture our silicon wafers. We also depend on these wafer foundries to improve process technologies in a timely manner and to enhance our product designs and cost structure. We have no formalized long-term commitment from our foundry suppliers. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.

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

STOCK-BASED COMPENSATION PLANS | As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards, if any, is recognized ratably over the vesting period using the straight-line single option method.

If the number of shares or exercise price is not fixed upon the date of grant, the award is accounted for as a variable award until the number of shares or the exercise price become fixed, or until the award is exercised, canceled, or expires unexercised. For variable awards, intrinsic value is remeasured each period and is equal to the fair market value of our stock as of the end of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in our closing price from the end of the previous reporting period to the end of the current reporting period. In cases when our closing stock price does not exceed the recipient’s exercise price, no compensation expense results. Compensation expense for variable awards, if any, is recognized in accordance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan”, An Interpretation of APB Opinions No. 15 and 25.

We account for modifications to stock options under APB No. 25, as subsequently interpreted by FIN No. 44. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense for modified awards is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, after the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the recipient’s exercise price.

Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Compensation expense for stock options issued to non-employees is valued using the Black-Scholes model and is amortized over the vesting period in accordance with FIN No. 28.

We value stock options assumed in conjunction with business combinations accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option pricing model, in accordance with FIN No. 44. The fair value of the assumed options is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as deferred stock-based compensation and amortized to expense over the remaining vesting period of the stock options using the straight-line method. SFAS No. 123 established a fair value based method of accounting for stock-based plans. We elected to account for stock-based compensation plans in accordance with APB 25 and we elected the disclosure only alternative permitted under SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), for fixed stock-based awards to employees.

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

To compute the estimated fair value of our stock option grants and shares purchased under the Employee Stock Purchase Plan, the Black-Scholes method was used with the following weighted-average assumptions and dividend yields of 0% for all years presented:

	Stock Options
	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
		(as restated) (1)	(as restated) (1)
Expected life (in years)	4.0	3.5	3.6
Expected stock price volatility	46.8%	66.5%	70.6%
Risk-free interest rate	3.6%	2.6%	2.0%
Weighted average estimated fair value	$8.05	$9.25	$9.21

	Employee Stock Purchase Plan
	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Expected life (in years)	0.9	0.7	0.5
Expected stock price volatility	35.6%	48.5%	64.6%
Risk-free interest rate	3.7%	1.3%	1.3%
Weighted average estimated fair value	$5.49	$6.26	$5.16

The following table illustrates the effect on our net income and net income per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS 123 for all granted stock-based awards.

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands, except per share amounts)		(as restated) (1)	(as restated) (1)
Reported net income	$278,829	$276,075	$152,209
Add: Stock-based employee compensation expense included in reported net income, net of tax	191	2,168	8,530
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax (as restated) (1)	(75,091)	(96,698)	(93,179)

Pro forma net income	$203,929	$181,545	$67,560

Pro forma net income per share:
Basic	$0.55	$0.49	$0.18
Diluted (as restated) (1)	$0.54	$0.47	$0.17
Reported net income per share:
Basic	$0.75	$0.74	$0.40
Diluted	$0.74	$0.72	$0.39

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

FOREIGN CURRENCY TRANSLATION | The U.S. dollar is the functional currency for all of our foreign subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in interest and other income, net. Such gains or losses have not been material for any period presented.

RESEARCH AND DEVELOPMENT EXPENSES | We expense, as incurred, all research and development costs that have no alternative future use.

ADVERTISING EXPENSES | We expense advertising costs in the period in which they are incurred. Advertising expenses totaled $9.6 million in 2005, $8.2 million in 2004, and $6.7 million in 2003.

Note 3:	Restatement of Previously Issued Consolidated Financial Statements

On May 3, 2006, our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of the company’s historical stock option practices. This review was initiated in response to media attention about stock option practices at various other public companies. On May 6, 2006, the board of directors formed a special committee composed solely of independent directors and tasked the committee with the responsibility to conduct a review of the company’s historical stock option practices and related accounting. The special committee, with the assistance of its independent legal counsel and forensic accountants, undertook a comprehensive internal review of the facts giving rise to the restatement as described below. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of our board of directors.

On June 21, 2006, we announced that our audit committee, after consultation with management and the special committee, determined that our prior consolidated financial statements and any related reports of our independent registered public accounting firm should no longer be relied upon and would be restated. Although we do not believe that the effects of the restatement are material to the results of operations for our fiscal years ended 2005, 2004, or 2003, we are restating prior financial statements because the alternative method of correcting the error, which is to record the cumulative impact of the corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005 as well as a negligible change to fully diluted shares outstanding. We also are restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in Note 2 to the consolidated financial statements. The restatement adjustments total $47.6 million (pre-tax) and relate primarily to (1) stock option grant measurement date errors from 1996 through February 2001 ($17.8 million), (2) stock option grant agreement modifications from 1996 through 2002 made in connection with termination of certain employees’ employment ($24.3 million), and (3) other adjustments ($5.5 million).

Management concurs with the special committee’s conclusion that from December 1996 through February 2001 there were seven occasions on which the recorded grant dates for certain employee stock option grants differed from the actual grant dates. None of these employee stock option grants was made to our current CEO. The price of Altera’s stock on the recorded grant dates was lower than the price on the actual grant date thus permitting recipients to exercise these options at a lower strike price. On six occasions, the grants had intrinsic value at the time of grant; that is, they were issued “in-the-money”. On the seventh occasion, the grants were repriced shortly after the grant date and did not result in a material charge. Under these circumstances, we should have amortized the in-the-money portion of the options over their vesting periods in our previously issued financial statements. To correct this error, we are recording $17.8 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2004.

The special committee also concurred with management’s conclusion that from 1996 to 2002, certain employees’ stock option agreements were modified in connection with the termination of their employment. Generally, these modifications were made in the context of separation agreements that permitted additional vesting and/or additional time to exercise options after the employee ceased performing services and beyond the periods originally specified in the stock option grant agreements. At the time these agreements were entered into, the Company did not have sufficient controls in place to ensure that the accounting consequences of these transactions were properly identified, accounted for and reported in the proper period. As a result, we should have recorded additional stock-based compensation expense related to the modifications in our previously issued financial statements. To correct this error, we are recording $24.3 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2002.

In addition to restating the consolidated financial statements for the periods prior to 2005 in response to the special committee’s findings, we are recording additional differences that were previously considered to be immaterial. In particular, we are reclassifying investment gains (losses) under our Nonqualified Deferred Compensation Plan (“the NQDC Plan”). Prior to 2004, the NQDC Plan assets and liabilities were netted in our consolidated balance sheets. The restated consolidated balance sheets show the NQDC Plan assets and liabilities separately for all periods presented. Prior to 2005, investment income earned by the NQDC Plan and the corresponding compensation expense were included net in interest and other income. The restated

consolidated results of operations reflect the NQDC Plan investment gains (losses) as increases (decreases) in compensation expense offset by increases (decreases) in interest and other income, net for all periods presented. The reclassification of gains (losses) for the NQDC Plan had no impact on our net income for any of the periods presented.

We have also determined that we need to record additional expense related to our “service award program.” The service award program provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, and twenty year service anniversaries. We are recording $5.1 million of expense prior to 2003 to increase our accrual for the potential service awards that may be awarded, discounted by the estimated probability of termination.

We also recorded certain tax-related adjustments in connection with stock-based compensation expense and other adjustments discussed above. We recorded an adjustment for a cumulative tax benefit of $12.5 million as of December 31, 2004. Such amount differs from the statutory tax benefit principally as a result of limitations on the deduction for certain executive stock-based compensation and change in geographical mix of income. In the restatement, we recorded an additional income tax benefit of $0.3 million for the fiscal year ended December 31, 2004, an additional income tax provision of $0.5 million for the fiscal year ended January 2, 2004, and a cumulative $12.7 million income tax benefit for adjustments prior to fiscal 2003.

We recorded a $12.5 million tax benefit on the cumulative pre-tax restatement adjustments of $47.6 million resulting in a cumulative net income restatement impact of $35.1 million.

As a result of the restatement, previously reported net income was reduced (increased) by $(1.0) million, $2.9 million, $6.5 million for the years 2004, 2003, and 2002, respectively, and the previously reported net loss for 2001 was increased by $6.7 million. The cumulative after tax impact of the adjustments to periods prior to 2003 amounted to $33.2 million and has been reflected as a prior period adjustment as of December 27, 2002 to retained earnings. The restatement adjustments resulted in no change to previously reported net income per share for the year 2004, reduced previously reported diluted net income per share by $0.01 for the year 2003, reduced previously reported diluted income per share by $0.01 for the year 2002, and increased diluted net loss per share by $0.02 for the year 2001.

The cumulative pre-tax effect of the stock-based compensation adjustments on the consolidated balance sheet at December 31, 2004 was an increase in Capital in Excess of Par Value offset by a corresponding decrease in retained earnings which resulted in no net effect on stockholders’ equity. The balance sheet impact of the service award program accrual was to increase accrued compensation with a corresponding reduction to retained earnings. There was no impact on net sales or net cash provided by operating activities as a result of these additional compensation expense adjustments. We are also amending certain other stock option disclosures in the accompanying notes to the consolidated financial statements.

Enacted October 22, 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions on stock awards that constitute deferred compensation. The Company is currently reviewing the implications of 409A on grants awarded with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004 along with potential remedial actions. The Company does not expect to incur a material charge as a result of any potential remedial actions.

For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized the stock option and other adjustments before income taxes that were affected by the restatement below:

	Years Ended			Cumulative January 1,1996 through December 31, 2004
(in thousands)	December 31, 2004	January 2, 2004	1996 through 2002
(Increase) Decrease
Stock option grant measurement date errors:	$871	$2,075	$14,856	$17,802
Stock option modifications connected with terminations:	—	—	24,286	24,286

Total stock option adjustments	871	2,075	39,142	42,088

Service award accrual	—	—	5,106	5,106
Prior differences, primarily accrual and other adjustments	(1,589)	369	1,578	358

Total adjustments to income before taxes	(718)	2,444	45,826	47,552

Income tax impact of restatement adjustments	(246)	472	(12,669)	(12,443)

Total adjustments to net income	$(964)	$2,916	$33,157	$35,109

The effect of these pre-tax adjustments to our previously reported consolidated statements of income was as follows:

	Years ended			Cumulative January 1, 1996 through December 31, 2004
(in thousands)	December 31, 2004	January 2, 2004	1996 through 2002
(Increase) Decrease
Cost of sales*	$(1,427)	$562	$2,240	$1,375
Operating expenses:
Research and development expenses*	1,356	2,736	17,329	21,421
Selling, general, and administrative expenses*	2,235	5,045	17,675	24,955
Interest and other income, net*	(2,882)	(5,899)	8,582	(199)

Income before income taxes	$(718)	$2,444	$45,826	$47,552

* Included in these amounts are reclassification adjustments related to our NQDC Plan as described below:

Increase (Decrease)
Cost of sales	$115	$236	$(344)
Research and development expenses	1,038	2,124	(2,746)
Selling, general, and administrative expenses	1,729	3,539	(5,492)

Impact on Interest and other income, net	$2,882	$5,899	$(8,582)

IMPACT OF THE RESTATEMENT ADJUSTMENTS ON OUR CONSOLIDATED STATEMENTS OF INCOME, BALANCE SHEETS AND STATEMENTS OF CASH FLOWS

The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows.

	Years Ended
	December 31, 2004			January 2, 2004
(in thousands, except per share amounts)	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net sales	$1,016,364	$—	$1,016,364	$827,207	$—	$827,207
Cost of sales	310,168	(1,427)	308,741	265,873	562	266,435

Gross margin	706,196	1,427	707,623	561,334	(562)	560,772
Operating expenses:
Research and development expenses	180,525	1,356	181,881	178,543	2,736	181,279
Selling, general, and administrative expenses	210,745	2,235	212,980	184,609	5,045	189,654

Total operating expenses	391,270	3,591	394,861	363,152	7,781	370,933
Income from operations	314,926	(2,164)	312,762	198,182	(8,343)	189,839
Interest and other income, net	15,857	2,882	18,739	14,319	5,899	20,218

Income before income taxes	330,783	718	331,501	212,501	(2,444)	210,057
Provision for income taxes	55,672	(246)	55,426	57,376	472	57,848

Net income	$275,111	$964	$276,075	$155,125	$(2,916)	$152,209

Net income per share:
Basic	$0.74	$—	$0.74	$0.41	$(0.01)	$0.40
Diluted	$0.72	$—	$0.72	$0.40	$(0.01)	$0.39
Shares used in computing per share amounts:
Basic	373,785	—	373,785	381,387	—	381,387
Diluted	382,473	143	382,616	389,753	157	389,910

Consolidated Balance Sheet as of December 30, 2005 (in thousands):

	December 30, 2005
(in thousands)	As previously reported	Adjust- ments (1)	As restated
ASSETS
Current assets:
Cash and cash equivalents	$787,707	$—	$787,707
Short-term investments	378,881	—	378,881

Total cash, cash equivalents, and short-term investments	1,166,588	—	1,166,588
Accounts receivable, net of allowances for doubtful accounts of $5,055	80,509	—	80,509
Inventories	70,711	—	70,711
Deferred income taxes	66,264	—	66,264
Deferred compensation plan assets	61,567	—	61,567
Other current assets	49,562	—	49,562

Total current assets	1,495,201	—	1,495,201
Long-term investments	115,965	—	115,965
Property and equipment, net	165,999	—	165,999
Deferred income taxes and other assets, net	45,616	4,915	50,531

Total assets	$1,822,781	$4,915	$1,827,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,388	$—	$29,388
Accrued liabilities	30,462	—	30,462
Accrued compensation	45,525	5,106	50,631
Deferred compensation plan obligations	61,567	—	61,567
Deferred income and allowances on sales to distributors	258,285	—	258,285
Income taxes payable	129,474	4,430	133,904

Total current liabilities	554,701	9,536	564,237
Capital lease obligations	3,871	—	3,871
Commitments and contingencies (See “Note 7 – Commitments and Contingencies” and “Note 14 – Subsequent Events”)
Stockholders’ equity:
Common stock	359	—	359
Capital in excess of par value	354,713	30,488	385,201
Retained earnings	910,273	(35,109)	875,164
Deferred stock-based compensation	(46)	—	(46)
Accumulated other comprehensive loss	(1,090)	—	(1,090)

Total stockholders’ equity	1,264,209	(4,621)	1,259,588

Total liabilities and stockholders’ equity	$1,822,781	$4,915	$1,827,696

(1)	Our restated consolidated balance sheet for the fiscal year ended 2005 reflects a $35.1 million decrease to retained earnings and a $30.5 million increase to capital in excess of par value primarily due to additional non-cash stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above. The $4.9 million increase to deferred tax assets and $4.4 million increase to income taxes payable resulted primarily due to the timing of the deductibility of certain stock-based compensation costs recorded in connection with the restatement. Additionally, our restated consolidated balance sheet for the fiscal year ended 2005 reflects a $5.1 million increase to accrued compensation, recorded in connection with this restatement as a result of increasing our accrual for the potential service awards that may be awarded, discounted by the estimated probability of termination.

Consolidated Balance Sheet as of December 31, 2004 (in thousands):

	December 31, 2004
(in thousands)	As previously reported	Adjust- ments(1)	As restated
ASSETS
Current assets:
Cash and cash equivalents	$579,936	$—	$579,936
Short-term investments	623,312	—	623,312

Total cash, cash equivalents, and short-term investments	1,203,248	—	1,203,248
Accounts receivable, net of allowances for doubtful accounts of $5,057	67,522	—	67,522
Inventories	67,454	—	67,454
Deferred income taxes	85,582	—	85,582
Deferred compensation plan assets	56,148	—	56,148
Other current assets	74,143	—	74,143

Total current assets	1,554,097	—	1,554,097
Long-term investments	—	—	—
Property and equipment, net	159,587	—	159,587
Deferred income taxes and other assets, net	49,982	4,915	54,897

Total assets	$1,763,666	$4,915	$1,768,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,507	$—	$31,507
Accrued liabilities	23,983	—	23,983
Accrued compensation	47,949	5,106	53,055
Deferred compensation plan obligations	56,148	—	56,148
Deferred income and allowances on sales to distributors	221,081	—	221,081
Income taxes payable	104,374	4,430	108,804

Total current liabilities	485,042	9,536	494,578
Capital lease obligations	—	—	—
Commitments and contingencies (See “Note 7 – Commitments and Contingencies” and “Note 14 – Subsequent Events”)
Stockholders’ equity:
Common stock	374	—	374
Capital in excess of par value	386,058	30,488	416,546
Retained earnings	893,564	(35,109)	858,455
Deferred stock-based compensation	(328)	—	(328)
Accumulated other comprehensive loss	(1,044)	—	(1,044)

Total stockholders’ equity	1,278,624	(4,621)	1,274,003

Total liabilities and stockholders’ equity	$1,763,666	$4,915	$1,768,581

(1)	Our restated consolidated balance sheet for the fiscal year ended 2004 reflects a $35.1 million decrease to retained earnings and a $30.5 million increase to capital in excess of par value primarily due to additional non-cash stock-based compensation recorded in connection with this restatement to correct stock option-related accounting errors as described above. The $4.9 million increase to deferred tax assets and $4.4 million increase to income taxes payable resulted primarily due to the timing of the deductibility of certain stock-based compensation costs recorded in connection with the restatement. Additionally, our restated consolidated balance sheet for the fiscal year ended 2004 reflects a $5.1 million increase to accrued compensation, recorded in connection with this restatement as a result of increasing our accrual for the potential service awards that may be awarded, discounted by the estimated probability of termination.

The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were affected by the restatement adjustments. The following table shows the effect of the restatement on our previously reported cash flows:

	December 31, 2004		January 2, 2004
(In thousands)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net income	$275,111	$276,075	$155,125	$152,209
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,337	3,208	10,590	12,665
Deferred income tax benefit	(9,135)	(8,985)	(2,160)	(1,427)
Tax benefit from stock plans	27,131	28,852	8,423	6,470
Changes in assets and liabilities:
Other assets	(73,620)	(17,472)	(2,797)	(2,797)
Accounts payable and accrued liabilities	81,547	23,810	(3,389)	(3,138)
Income taxes payable	7,671	5,554	46,207	48,017

The following tables illustrate the effect of the restatement adjustments on our pro forma net income and pro forma net income per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS 123 for all granted stock-based awards for the fiscal years ended 2005, 2004, and 2003. For the fiscal years ended 2005, 2004, and 2003, the net adjustment to pro forma net income and pro forma income per share primarily resulted from the impact of the modification and measurement date corrections made as part of this restatement. In connection with the preparation of our restated consolidated financial statements, we also determined that we used incorrect tax rates to calculate the tax provision impact for stock-based compensation expense determined under the fair value based method for all awards in 2004 and 2003. This adjustment increases calculated tax provisions and reduces the reported net amount of stock-based compensation expense.

	Years ended
	December 31, 2005
(In thousands, except per share amounts)	As previously reported	Adjustments	As restated
Reported net income	$278,829	$—	$278,829
Add: Stock-based employee compensation expense included in reported net income, net of tax	191	—	191
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(74,482)	(609)	(75,091)

Pro forma net income	$204,538	$(609)	$203,929
Pro forma net income per share:
Basic	$0.55	$—	$0.55
Diluted	$0.55	$(0.01)	$0.54
Reported net income per share:
Basic	$0.75	$—	$0.75
Diluted	$0.74	$—	$0.74

	Years ended
	December 31, 2004			January 2, 2004
(in thousands, except per share amounts)	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Reported net income	$275,111	$964	$276,075	$155,125	$(2,916)	$152,209
Add:
Stock-based employee compensation expense included in reported net income, net of tax	1,582	586	2,168	7,589	941	8,530
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(94,931)	(1,767)	(96,698)	(94,035)	856	(93,179)

Pro forma net income	$181,762	$(217)	$181,545	$68,679	$(1,119)	$67,560

Pro forma net income per share:
Basic	$0.49	$—	$0.49	$0.18	$—	$0.18
Diluted	$0.48	$(0.01)	$0.47	$0.18	$(0.01)	$0.17
Reported net income per share:
Basic	$0.74	$—	$0.74	$0.41	$(0.01)	$0.40
Diluted	$0.72	$—	$0.72	$0.40	$(0.01)	$0.39

Certain other footnotes appearing in these consolidated financial statements were updated as a result of the restatement to reflect the above restatement adjustments and related matters. See Notes 2, 4, 6, 8, 9, 10, and 12.

Note 4:	Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, or SFAS No. 128, “Earnings Per Share,” we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and restricted stock). Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options are exercised and that we repurchase shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. Diluted shares have changed as a result of restatement adjustments relating to changes in deferred stock-based compensation which is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares and other adjustments.

Diluted income per share excludes out-of-the-money stock options and unvested restricted stock totaling 37.9 million shares for 2005, as their effect is anti-dilutive. Anti-dilutive stock options and unvested restricted stock totaled 32.1 million and 25.9 million shares for 2004 and 2003, respectively. While these options are currently anti-dilutive, they could be dilutive in the future. A reconciliation of basic and diluted income per share is presented below:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands, except per share amounts)		(as restated) (1)	(as restated) (1)
Basic:
Net income	$278,829	$276,075	$152,209

Weighted shares outstanding	370,164	373,785	381,387

Net income per share	$0.75	$0.74	$0.40

Diluted:
Net income	$278,829	$276,075	$152,209

Weighted shares outstanding	370,164	373,785	381,387
Effect of dilutive securities:
Stock options and restricted stock, as restated	6,138	8,831	8,523

Diluted weighted shares outstanding, as restated	376,302	382,616	389,910

Net income per share	$0.74	$0.72	$0.39

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Note 5:	Marketable Securities

Our portfolio of marketable securities, which does not include cash, consisted of the following:

	December 30, 2005				December 31, 2004
	Available-for-Sale Securities				Available-for-Sale Securities
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$579,272	$—	$—	$579,272	$372,781	$—	$—	$372,781
Municipal bonds	578,822	24	(1,553)	577,293	588,770	17	(823)	587,964
U.S. government and agency obligations	24,209	—	(191)	24,018	176,038	—	(864)	175,174
Other debt securities	96,088	—	—	96,088	22,881	—	—	22,881

Total available-for-sale securities	$1,278,391	$24	$(1,744)	$1,276,671	$1,160,470	$17	$(1,687)	$1,158,800

	Held-to-Maturity Securities				Held-to-Maturity Securities
Other debt securities	—	—	—	—	$14,469	—	—	$14,469

Total held-to-maturity securities	—	—	—	—	$14,469	—	—	$14,469

Total marketable securities	$1,278,391	$24	$(1,744)	$1,276,671	$1,174,939	$17	$(1,687)	$1,173,269

Included in:
Cash and cash equivalents				$781,825				$549,957
Short-term investments				378,881				623,312
Long-term investments				115,965				—

Total				$1,276,671				$1,173,269

Our portfolio of marketable securities by contractual maturity is as follows:

(In thousands)	December 30, 2005	December 31, 2004
Available-for-Sale Securities:
Due in one year or less	$1,135,317	$1,055,118
Due after one year through five years	141,354	103,682

Total available-for-sale securities	$1,276,671	$1,158,800

Held-to-Maturity Securities:
Due in one year or less	—	$14,469
Due after one year through five years	—	—

Total held-to-maturity securities	—	$14,469

Total marketable securities	$1,276,671	$1,173,269

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

Note 6:	Deferred Income Taxes and Other Assets, Net

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

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $45.8 million at December 30, 2005 (as restated) and $48.8 million at December 31, 2004 (as restated).

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

Note 7:	Commitments and Contingencies

OPERATING AND CAPITAL LEASE COMMITMENTS | We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2011. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases amounted to $9.3 million in 2005, $9.1 million in 2004, and $7.7 million in 2003. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable capital and operating leases are as follows as of December 30, 2005:

Year	Operating	Capital
	(In thousands)
2006	$6,536	$2,985
2007	4,631	2,985
2008	3,204	1,401
2009	1,748	—
2010	338	—
Beyond	5	—

Total	$16,462	$7,371

Less amount representing interest		(1,138)

Present value of minimum lease payments		6,233
Less current portion		(2,362)

Long term portion		$3,871

OTHER COMMITMENTS | In addition to these leases, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

INDEMNIFICATION AND PRODUCT WARRANTY | We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secret, trademarks, or copyrights. In all cases, there are limits on, and exceptions to, our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

Note 8:	Stockholders’ Equity

COMMON STOCK REPURCHASES | In 2005, our board of directors approved an increase in the shares authorized for repurchase from 88.0 million shares to 108.0 million shares.

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

DEFERRED STOCK-BASED COMPENSATION | Deferred stock-based compensation relates to restricted stock issued to certain employees prior to 2003, stock options issued, exchanged or assumed in conjunction with acquisitions, and stock option grants that resulted in compensation expense that were granted with an exercise price less than fair market value on the date of grant. Deferred stock-based compensation is presented as a reduction of stockholders’ equity and is amortized using the straight-line method over the vesting period of the applicable stock options. Details of the stock-based compensation expense recognized in 2005, 2004 and 2003 are included in Note 9: Stock-Based Compensation Plans. The unamortized deferred stock-based compensation balances at December 31, 2004 and January 2, 2004 relate to restricted stock awards only.

We did not award any new restricted stock during 2005 or 2004. Restricted stock may be subject to our repurchase rights under certain circumstances. These rights lapse over a three-to-four year period. At December 30, 2005, none of the restricted shares were subject to our repurchase rights.

Note 9:	Stock-Based Compensation Plans

We currently grant shares from two stock-based compensation plans which are described below.

EQUITY INCENTIVE PLAN | Our stock option program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (“the 2005 Plan”). The 2005 Plan replaces our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation to both our eligible employees and non-employee directors. On May 10, 2005, the stockholders approved 3 million shares for the 2005 Plan, plus the roll-over of all 9.5 million shares that were previously reserved for issuance but for which awards had not been made under the Prior Plans as of that date. Additionally, shares subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and that are later cancelled, forfeited, settled in cash, or that expire by their terms, are returned to the pool of shares available for grant and issuance under the 2005 Plan. As of December 30, 2005, the 2005 Plan had a total of 15.4 million shares reserved for future issuance of which 11.7 million shares were available for future grants. The Prior Plans have a total of 60.1 million shares outstanding as of December 30, 2005.

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

The following table presents stock-based compensation expenses included in our consolidated statements of income:

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
		(as restated)	(as restated)
Restricted stock	$282	$553	$2,850
Acquisitions	—	1,784	7,740
Intrinsic values	—	871	2,075

Total stock-based compensation expense	$282	$3,208	$12,665

The following table presents the functional allocation of stock-based compensation expenses included in our consolidated statements of income:

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
		(as restated)	(as restated)
Cost of sales	$—	$47	$75
Research and development expenses	—	2,102	8,353
Selling, general, and administrative expenses	282	1,059	4,237

Total stock-based compensation expense	$282	$3,208	$12,665

A summary of activity under all of our stock option plans and related weighted average exercise prices for the three years ended December 30, 2005 is as follows:

		Options Outstanding
(In thousands, except price per share amounts)	Shares Available for Options	Number of Shares	Weighted Average Exercise Price
December 27, 2002	7,922	60,130	$18.22
Additional shares reserved	6,000	—	—
Grants	(3,043)	3,043	18.10
Exercises	—	(3,908)	6.23
Forfeitures (1)	8,054	(8,056)	36.85

January 2, 2004	18,933	51,209	$16.21
Additional shares reserved	12,000	—	—
Grants (1)	(18,179)	18,179	22.80
Exercises	—	(5,106)	7.01
Forfeitures	1,915	(1,915)	22.49

December 31, 2004	14,669	62,367	$18.69
Additional shares reserved	3,000	—	—
Grants	(10,503)	10,503	20.21
Exercises	—	(4,604)	9.32
Forfeitures	4,493	(4,493)	22.67

December 30, 2005	11,659	63,773	$19.33

(1)	Forfeitures in 2003 included 6.6 million shares of options cancelled on July 4, 2003 associated with the Stock Option Exchange Program. These options were cancelled for a lesser number of new options to be granted at least six months and one day from the cancellation date. On January 5, 2004, we granted new options to purchase an aggregate of 4.3 million shares of our common stock in exchange for the surrendered options.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/30/05 (In thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/30/05 (In thousands)	Weighted Average Exercise Price
$ 0.01 – $ 13.91	17,556	4.13	$10.74	15,548	$10.40
$ 14.01 – $ 20.88	14,472	7.70	19.71	4,667	19.36
$ 20.95 – $ 23.13	12,999	6.75	22.02	8,704	22.33
$ 23.14 – $ 23.94	13,053	6.78	23.52	8,348	23.55
$ 23.99 – $ 61.56	5,693	5.05	29.15	5,653	29.17

	63,773	6.10	$19.33	42,920	$18.82

Options exercisable as of December 31, 2004 were 35.3 million at an average price of $16.90. Options exercisable as of January 2, 2004 were 31.2 million at an average price of $13.90.

EMPLOYEE STOCK PURCHASE PLAN | Since its inception, 19.7 million shares of common stock had been reserved for issuance under the 1987 Employee Stock Purchase Plan. Under the terms of the Employee Stock Purchase Plan, our employees, nearly all of whom are eligible to participate, can choose each year to have up to 10% of their eligible annual base earnings withheld, up to a maximum of $21,250, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of the twelve-month offering period or at the end of each six-month purchase period. We do not recognize compensation cost related to employee purchase rights under this plan.

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

The net tax benefit associated with non-qualified stock options, incentive stock options, the Employee Stock Purchase Plan, and restricted stock plans was $18.7 million in 2005, $28.9 million in 2004, and $6.5 million in 2003. These net tax benefits, which reduce income taxes payable, are credited directly to stockholders’ equity.

Note 10:	Income Taxes

The provision for income taxes consists of:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)		(as restated) (1)	(as restated) (1)
Current tax provision:
United States	$67,634	$51,397	$38,686
State	5,122	6,217	49
Foreign	(16,864)	6,797	20,540

Total current tax provision	55,892	64,411	59,275

Deferred taxes:
United States	(4,078)	(1,101)	(8,148)
State	(1,647)	(2,468)	7,185
Foreign	28,040	(5,416)	(464)

Total deferred tax (benefit) provision	22,315	(8,985)	(1,427)

Total provision for income taxes	$78,207	$55,426	$57,848

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Deferred income tax assets were as follows:

	December 30, 2005	December 31, 2004
(In thousands)		(as restated) (1)
Deferred income on sales to distributors	$38,014	$64,648
Acquisition costs	21,957	23,751
Deferred compensation	22,446	21,749
Other accrued expenses and reserves	19,689	13,147
Unutilized tax credits	10,275	9,501

Gross deferred tax assets	112,381	132,796
Depreciation	(282)	1,614

Net deferred tax assets	$112,099	$134,410

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

As a result of the restatement adjustments, net deferred tax assets for the fiscal years ended 2005 and 2004 increased $4.9 million. The increase is primarily due to the timing of the deductibility of certain stock-based compensation costs recorded in connection with the restatement.

The non-current portion of deferred tax assets of $45.8 million at December 30, 2005 (as restated) and $48.8 million at December 31, 2004 (as restated) are included in deferred income taxes and other assets, net in our consolidated balance sheets.

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

For the fiscal year ended December 30, 2005, we recognized a tax benefit of approximately $12.6 million from the settlement of federal and California income tax audits. The resolution of the federal and California income tax audits included tax years 1993 through 2001. For the fiscal year ended December 31, 2004, we recognized a tax benefit of approximately $17.1 million related to the conclusion of an examination by the Hong Kong Inland Department of Revenue (“IRD”) of our tax returns of our wholly owned subsidiary, Altera International, Limited. The examination included tax years 1997 through 2003.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)		(as restated) (1)	(as restated) (1)
Tax provision (benefit) at U.S. statutory rates	$124,963	$116,031	$73,516
State taxes, net of federal benefit	8,926	8,288	5,251
Foreign income taxed at different rates	(52,834)	(42,502)	(8,993)
Closure of tax audits	(12,600)	(17,100)	—
Provision related to repatriation under AJCA	24,600	—	—
Tax exempt income	(4,386)	(2,895)	(4,144)
Tax credits	(11,938)	(6,662)	(10,760)
Other, net	1,476	266	2,978

Total provision for income taxes	$78,207	$55,426	$57,848

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

U.S. and foreign components of income before income taxes were:

	Years Ended
	December 30, 2005	December 31, 2004	January 2, 2004
(In thousands)		(as restated) (1)	(as restated) (1)
United States	$131,642	$124,640	$128,706
Foreign	225,394	206,861	81,351

Income before income taxes	$357,036	$331,501	$210,057

(1)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Unremitted earnings of our foreign subsidiaries included in consolidated retained earnings aggregated to approximately $31.4 million at December 30, 2005 (as restated) and $317.7 million at December 31, 2004 (as restated). These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the United States, they would be subject to domestic and/or foreign taxes. Our federal provision includes U.S. income tax on certain foreign based income.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA” or the “Act”) was enacted into law. The Act provides for a special one-time elective dividends received deduction of 85% for certain foreign earnings that are repatriated by the end of 2005. During the fiscal year ended December 30, 2005, we repatriated $535.1 million of foreign earnings of which $500 million was an extraordinary dividend under the AJCA. As a result, we recorded an additional $24.6 million tax provision in 2005.

Note 11:	Segment and Geographic Information

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

	Years Ended
(In thousands)	December 30, 2005	December 31, 2004	January 2, 2004
North America:
United States	$234,820	$248,326	$235,598
Other	40,407	41,132	34,119

Total North America	275,227	289,458	269,717
Europe	283,371	234,029	184,339
Japan	279,027	255,800	198,551
Asia Pacific	286,114	237,077	174,600

Total	$1,123,739	$1,016,364	$827,207

Net property and equipment by country was as follows:

(In thousands)	December 30, 2005	December 31, 2004
United States	$139,605	$130,697
Malaysia	18,734	19,035
Other	7,660	9,855

Total	$165,999	$159,587

Note 12:	Employee Benefits Plans

Altera offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $3.8 million in 2005, $3.4 million in 2004, and $2.7 million in 2003. For employees in the U.S., we have a plan to provide retirement benefits for our eligible employees, known as the Altera Corporation Savings and Retirement Plan (“the Savings Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the Savings Plan. Participants in the Savings Plan may make salary deferrals of up to 20% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the Savings Plan, we make a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $2,000 per participant per year. After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who have reached the age of fifty before the close of the Savings Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation NQDC Plan. Our Retirement Plans Committee administers the NQDC Plan. At December 30, 2005, there were approximately 135 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. The NQDC Plan participants are prohibited from investing in Altera stock. At December 30, 2005, the NQDC Plan assets and obligations were $61.6 million. At December 31, 2004, the NQDC Plan assets and obligations were $56.1 million each.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances. The following table presents the investment gains and corresponding compensation expense for 2005, 2004 and 2003.

	Years Ended
(In Millions)	December 30, 2005	December 31, 2004	January 2, 2004
		(as restated)	(as restated)
Cost of sales	$—	$0.1	$0.2
Research and development expenses	1.1	1.0	2.1
Selling, general, and administrative expenses	1.4	1.8	3.6

Impact on Interest and other income, net	$2.5	$2.9	$5.9

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

Note 13:	New Accounting Pronouncements

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

Note 14:	Subsequent Events (unaudited)

Stock Option Investigation and Regulatory Proceedings

On May 8, 2006, we announced that as a result of management’s recent review of our stock option practices, and issues concerning options granted during the period 1996 through 2000, our board of directors established a special committee of independent directors to review our historical stock option practices and related accounting.

On June 21, 2006, we announced that based on the special committee’s preliminary determinations, our previously issued financial statements for the fiscal years ended 2005 2004 and 2003, which were included in our originally filed Form 10-K for the fiscal year ended December 30, 2005 and the Forms 10-Q filed in each of these fiscal years, should no longer be relied upon and would be restated.

On October 16, 2006, we issued a press release announcing that we had completed our review of our historical stock option practices and related accounting. We reported that the expected restatement adjustments would total $47.6 million (pre-tax) and related primarily to (1) stock option grant measurement date errors from December 1996 through February 2001 ($17.8 million), (2) stock option grant agreement modifications from 1996 to 2002 in connection with the termination of certain employees’ employment ($24.3 million), and (3) other adjustments ($5.5 million), principally related to the accounting for our service award program. We reported that we anticipated a $12.5 million tax benefit arising from the cumulative restatement adjustments resulting in a cumulative net income restatement impact of $35.1 million. Further, we reported that restatement will not be material to the results of operations for fiscal year 2005 or affect any historical revenues.

On May 11, 2006, we were notified by the SEC that they had initiated an informal inquiry into our stock option accounting practices. On August 10, 2006, we received from the SEC an informal request for the production of documents relating to its inquiry. On May 25, 2006, we also received a subpoena from the office of the United States Attorney for the Northern District of California relating to such stock option practices.

We continue to cooperate with the SEC and Department of Justice with respect to these investigations. If we are subject to adverse findings resulting from the above investigations, we could be required to pay significant damages or penalties or have other remedies imposed upon us.

As of September 29, 2006, the Company had incurred direct costs of approximately $9 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation. We expect to incur up to several million dollars of additional expense in the fourth quarter of 2006 associated with the conclusion of the investigation, litigation defense, and financial restatement.

Stock Option Litigation

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. The consolidated action names as defendant Altera Corporation (nominal defendant) and the following current and former Altera officers and directors: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Scott Wylie, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Erik Cleage, Michael B. Jacobs and Katherine E. Schuelke.

In the consolidated action, the plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, and an accounting. Plaintiffs’ claims concern the granting of stock options by Altera between 1996 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated. The plaintiffs have not yet filed a consolidated complaint. The initial complaints filed by the four shareholders included claims for violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, breach of contract, an accounting, constructive fraud, rescission, and violations of California Corporations Code section 25402. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and December 2000 and the alleged filing of false and misleading financial statements between 1996 and 2005. Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Robert W. Reed, Denis M. Berlan, Nathan M. Sarkisian, Katherine E. Schuelke, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Rodney Smith, Erik Cleage, and Michael Jacobs.

NASDAQ Delisting

We have received two NASDAQ Staff Determinations stating that we are not in compliance with Marketplace Rule 4310(c)(14) because we have not timely filed our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and therefore, that our securities are subject to delisting from the NASDAQ Global Market.

On June 22, 2006, we attended a NASDAQ hearing, at which we sought an exception to the filing requirement. On August 1, 2006, we announced that a NASDAQ Listing Qualifications Panel (“the Panel”) had granted our request for continued listing of our securities on the NASDAQ Global Market subject to the following conditions: (1) on or before September 14, 2006, we had to file with the SEC our Form 10-Q for the period ended March 31, 2006, as well as any necessary restatements; (2) on or before September 28, 2006, we had to file with the SEC our Form 10-Q for the period ended June 30, 2006; and (3) we were required to submit additional information regarding our internal review of our historical stock option practices and related accounting.

On September 5, 2006, we filed a revised plan of compliance with the Panel, pursuant to which we requested an extension of time through October 26, 2006 in which to complete and file the aforementioned periodic reports. On September 13, 2006, the Panel granted our request for the extension of time. On October 16, 2006, we announced that we expected to file with the SEC a Form 10-K/A for 2005 and Form 10-Q’s for the first and second quarters of 2006 by October 26, 2006, the deadline established by a NASDAQ Listing Panel.

Departure of Chief Financial Officer; Appointment of Acting Chief Financial Officer

On October 16, 2006, we issued a press release announcing that Nathan Sarkisian, our Chief Financial Officer, had retired from the Company and that James W. Callas, 48, has assumed the roles of Principal Financial and Accounting Officer and acting Chief Financial Officer. Mr. Callas is currently the Company’s Vice President, Finance and Corporate Controller. He has been employed by the company for nearly 19 years and has served in a variety of finance roles during his career. We also announced that a search for Mr. Sarkisian’s permanent replacement is ongoing.

Other Matters

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“ SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altera Corporation:

We have completed integrated audits of Altera Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries, (the Company), at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Altera Corporation did not maintain effective internal control over financial reporting as of December 30, 2005, because of ineffective controls over stock option grant agreement modifications based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 30, 2005, the following material weakness has been identified and included in management’s assessment of internal control over financial reporting. The Company did not maintain effective controls over stock option grant agreement modifications. Specifically, the Company did not have sufficient safeguards in place to monitor its control practices in this area and to foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Inadequate coordination, monitoring and communication in and among the Company’s legal, finance and human resources functions prevented the Company from assuring that the accounting consequences of decisions and agreements were identified on a timely basis and accounted for properly in the Company’s financial statements. This control deficiency resulted in the restatement of the Company’s 2005, 2004, and 2003 consolidated financial statements. In addition, this control deficiency could result in a misstatement to compensation expense that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 30, 2005. However, management has subsequently determined that the material weakness described above existed as of December 30, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Altera Corporation did not maintain effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Altera Corporation has not maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Jose, California

March 14, 2006, except for the restatement described in Note 3 to the consolidated financial statements and the matter described in the penultimate paragraph in Management’s Report on Internal Control Over Financial Reporting, as to which the date is October 23, 2006

Supplementary Financial Data (unaudited), as restated

Quarterly Financial Information

The following table presents selected consolidated quarterly financial information for all quarters of fiscal year 2005 and selected consolidated quarterly financial information for all quarters of fiscal year 2004 as restated from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Form 10-K/A:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005 (1)
Net sales	$264,822	$285,477	$291,530	$281,910
Gross margin	180,932	194,885	193,883	188,093
Net income	63,766	67,566	77,815	69,682
Basic net income per share	0.17	0.18	0.21	0.19
Diluted net income per share	0.17	0.18	0.21	0.19

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In thousands, except per share amounts)	As previously reported
2004
Net sales	$242,908	$268,972	$264,599	$239,885
Gross margin	167,067	187,946	183,633	167,550
Net income	58,757	75,309	83,081	57,964
Basic net income per share	0.16	0.20	0.22	0.16
Diluted net income per share	0.15	0.20	0.22	0.15

	Adjustments (2)
Gross margin	$328	$432	$447	$220
Net income	228	256	220	260

	As restated
Net sales	$242,908	$268,972	$264,599	$239,885
Gross margin	167,395	188,378	184,080	167,770
Net income	58,985	75,565	83,301	58,224
Basic net income per share	0.16	0.20	0.22	0.16
Diluted net income per share	0.15	0.20	0.22	0.15

(1)	We recorded certain insignificant adjustments to our December 30, 2005 consolidated balance sheet to reflect the cumulative effect of the restatement described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements.” Such adjustments primarily related to income taxes, accrued compensation, and the net equity impact of the restatement adjustments arising from prior years.
(2)	See Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for a discussion of these adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Background Findings and Restatement

On May 3, 2006, our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of the company’s historical stock option practices. This review was initiated in response to media attention about stock option practices at various other public companies. On May 6, 2006, the board of directors formed a special committee composed solely of independent directors and tasked the committee with the responsibility to conduct a review of the company’s historical stock option practices and related accounting. The special committee, with the assistance of its independent legal counsel and forensic accountants, undertook a comprehensive internal review of the facts giving rise to the restatement described below. The investigation included an extensive review of our accounting policies, accounting records, supporting documentation, and e-mail communications, as well as interviews with numerous current and former employees and current and former members of our board of directors.

On June 21, 2006, we announced that our audit committee, after consultation with management and the special committee, determined that our prior consolidated financial statements and any related reports of our independent registered public accounting firm should no longer be relied upon and would be restated. Although we do not believe that the effects of the restatement are material to the results of operations for our fiscal years ended 2005, 2004, or 2003, we are restating prior financial statements because the alternative method of correcting the error, which is to record the cumulative impact of the corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005 as well as a negligible change to fully diluted shares outstanding. We also are restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in Note 2 to the consolidated financial statements. The restatement adjustments total $47.6 million (pre-tax) and relate primarily to (1) stock option grant measurement date errors from 1996 through February 2001 ($17.8 million), (2) stock option grant agreement modifications from 1996 through 2002 made in connection with termination of certain employees’ employment ($24.3 million), and (3) other adjustments ($5.5 million).

Stock Option Grant Measurement Date Errors

Management concurs with the special committee’s conclusion that from December 1996 through February 2001 there were seven occasions on which the recorded grant dates for certain employee stock option grants differed from the actual grant dates. None of these employee stock option grants was made to our current CEO. The price of Altera’s stock on the recorded grant dates was lower than the price on the actual grant date thus permitting recipients to exercise these options at a lower strike price. On six occasions, the grants had intrinsic value at the time of grant; that is, they were issued “in-the-money”. On the seventh occasion, the grants were repriced shortly after the grant date and did not result in a material charge. Under these circumstances, we should have amortized the in-the-money portion of the options over their vesting periods in our previously issued financial statements. To correct this error, we are recording $17.8 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the period 1996 to 2004.

Over 99 percent of this $17.8 million additional pre-tax, non-cash stock-based compensation expense relates to five grant dates in December in each of the years 1996 to 2000. During this time, the Company granted stock options in December of each year to senior management, including our former Chief Executive Officer and former General Counsel, as part of the annual performance and compensation review process (the “December Focal”). The compensation committee delegated authority to our former CEO to select the grant date for the grants to our former CEO and his staff so that it would coincide with the completion of the December Focal and the CEO’s approval of stock option grants to members of senior management other than the CEO and executive officers. Instead of granting options on the date intended by the compensation committee, our former CEO and former General Counsel chose as the grant date the date with the lowest closing price in December. Minutes of the December compensation committee and board meetings were then prepared after the December Focal grant dates had been selected; the grant dates recorded in the minutes did not reflect the grant date intended by the compensation committee, but rather falsely indicated that the actual grant date was the date with the lowest December closing price in each of the years 1996 to 2000. The compensation committee and board minutes were prepared by our former General Counsel. Both the former CEO and former General Counsel received some of these in-the-money options in December of each year from 1996 to 2000.

Stock Option Grant Agreement Modifications

The special committee also concurred with management’s conclusion that from 1996 to 2002, certain employees’ stock option agreements were modified in connection with the termination of their employment. Generally these modifications were made in the context of separation agreements that permitted additional vesting and/or additional time to exercise options after the employee had ceased performing services and beyond the periods originally specified in the stock option grant agreements. At the time these agreements were entered into, the Company, as described below, did not have sufficient controls in place to ensure that the accounting consequences of these transactions were properly identified, accounted for and reported in the proper period. As a result, we should have recorded additional stock-based compensation expense related to the modifications in our previously issued financial statements. To correct this error, we are recording $24.3 million of additional pre-tax, non-cash stock-based compensation expense in the restatement for the periods 1996 to 2002. The majority of this expense relates to only a limited number of modifications that provided an extension of the exercise period for options that were already vested at the time of the modification and approximately 75 percent of this additional expense is attributable to years 1996 and 1997.

We recorded a $12.5 million tax benefit on the cumulative pre-tax restatement adjustments of $47.6 million resulting in a cumulative net income restatement impact of $35.1 million.

Management’s Consideration of the Restatement

As a result of the special committee’s investigation, we identified a number of control deficiencies in our internal controls over financial reporting that existed from 1996 to 2002 that resulted in the restatement of our consolidated financial statements. The control deficiencies related to our historical stock option grant practices and to our accounting for modifications of stock option agreements are evidence that we failed to maintain adequate controls from 1996 to 2002. As discussed below, management has evaluated the identified control deficiencies that existed during prior periods, and has considered how they related to the effectiveness of our internal control over financial reporting as of December 30, 2005.

Stock Option Grant Measurement Date Errors

As a result of the facts described above, including the actions of our former CEO and former General Counsel, accounting errors arose from the use of incorrect stock option grant measurement dates. This control deficiency is a strong indicator that a material weakness existed during the period of 1996 to 2001.

Since February 2001, there have been a number of changes in our stock administration process to improve controls relating to the process of granting stock option awards. We believe these improved controls together with changes in personnel, including the former CEO and former General Counsel, reduced to remote the likelihood that a material error in accounting arising from the use of an incorrect stock option grant measurement date could have occurred and not have been detected as of December 30, 2005.

These improved controls, which were implemented at various times from 2001 to 2004, include:

•	The grant date for stock option awards to our CEO and executive officers made during the annual performance and compensation review process is selected by the compensation committee or board of directors at a meeting at which all terms of the grants are finalized and the committee’s or board of directors’ approval is recorded in meeting minutes, which are approved at a subsequent meeting.

•	Other stock option grants are made on a monthly basis and all required approvals, including the approval of the stock option sub-committee of the board of directors, are obtained in advance of the pre-determined grant date.

•	The establishment of financial controls that enhanced the independent judgment and review, including segregation of duties and increased employee responsibility and accountability for the completeness and accuracy of our financial reporting and disclosure.

•	The establishment of processes and procedures to increase communications between our financial reporting, accounting, and legal functions, senior management, and our audit committee.

•	The establishment of a formal code of conduct and Altera Compliance Line (“whistleblower policy”).

In addition, since 2004 management has established and staffed an internal audit function, reporting directly to the audit committee, to test and report on the effectiveness of our internal control over financial reporting.

At the request of the audit committee, internal audit as well as management has performed additional testing as part of this restatement designed to detect errors in our financial reporting relating to stock option grant measurement date errors and has found no such errors.

Stock Option Grant Agreement Modifications

Although the special committee and management concluded that, after 2002, there were no material modifications to stock option grant agreements that would have required us to record additional pre-tax, non-cash stock-based compensation expense, management has concluded that, as of December 30, 2005, our controls over accounting and financial reporting regarding treatment of stock option grant agreements mainly in connection with employment termination were not designed effectively to prevent or detect a material misstatement such that the likelihood of a material misstatement in the financial statements relating to modification of stock option agreements was not more than remote. Consequently, management has concluded, as discussed more fully below, that as of December 30, 2005 we had a material weakness in our internal control over financial reporting with respect to the accounting and reporting of modifications of stock option grant agreements in connection with termination of employment.

Other Adjustments

In addition to the restatement adjustments discussed above, there were other immaterial errors corrected as part of the restatement. Management has evaluated the control deficiencies that resulted in these adjustments and has concluded that these immaterial errors were the result of control deficiencies that did not constitute a material weakness, individually or in the aggregate, in our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and acting CFO, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended December 30, 2005 was filed, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of December 30, 2005. Subsequent to that evaluation, our management, including our CEO and acting CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 30, 2005 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management, based upon the substantial work performed during the restatement process, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are prepared in accordance U.S. Generally Accepted Accounting Principals (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed by, or under the supervision of, our CEO and acting CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i.)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(ii.)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii.)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and acting CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the company’s internal control over financial reporting as of December 30, 2005:

Control activities relating to stock option grant agreement modifications

In connection with the restatement discussed above, we recorded $24.3 million of additional pre-tax non-cash stock based compensation expense related to stock option grant agreement modifications that occurred from 1996 to 2002. We did not have sufficient safeguards in place to monitor our control practices in this area and to foster a consistent and open flow of information and communication between those initiating transactions and those responsible for their financial reporting. Inadequate coordination, monitoring, and communication in and among our legal, finance, and human resources functions prevented us from assuring that the accounting consequences of decisions and agreements were identified on a timely basis and accounted for properly in our financial statements. Additionally, we did not provide adequate training to members of our legal, finance and human resource functions concerning accounting and financial reporting relating to equity awards and particularly with respect to modifications of such awards.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our management, including our CEO and former CFO, concluded that we maintained effective internal control over financial reporting as of December 30, 2005. Our CEO and acting CFO have subsequently concluded that the material weakness described above existed as of December 30, 2005. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 30, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting. This control deficiency resulted in errors, the cumulative impact of which was reflected as a restatement of the Company’s 2005, 2004, and 2003 consolidated financial statements. In addition, this control deficiency could result in a misstatement to compensation expense that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.

Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

As of the date of this filing, in response to the identification of the material weakness described above, management has initiated the following corrective actions:

•	We are in the process of searching for a new Chief Financial Officer with substantial accounting and financial expertise and intend to add additional experienced management level personnel in the finance, accounting, and human resource functions.

•	Additional training for our finance, human resource, stock administration, and legal personnel covering the equity grant process and the accounting and financial reporting for equity awards and modifications of such awards.

•	Better coordination and communication among the finance, human resource, and legal functions to identify in advance accounting issues relating to proposed actions and to make sure that transactions are properly accounted for under generally accepted accounting principles.

•	Review by our CEO, acting CFO, and General Counsel as well as our finance and human resources personnel of non-standard agreements relating to termination of employment.

•	Validation of critical stock administration data fields including employee termination dates and stock option cancellation dates.

Additionally, management is investing in ongoing efforts to continuously improve the Company’s internal control over financial reporting and has committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls. As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions, noted above, toward remediation of the material weakness.

We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management deems appropriate.

There were no changes in the company’s internal control over financial reporting during the quarter ended December 30, 2005 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The sections entitled “Executive Compensation,” “Director Compensation,” and “Employment Contracts and Change of Control Arrangements” in our Proxy Statement are incorporated herein by reference. As a result of this restatement, the estimated grant date fair value of awards exercisable as of December 30, 2005 as reported in our Proxy Statement filed with Securities and Exchange Commission on April 3, 2006 has changed as follows:

	Estimated Fair Value of Awards at Grant Date
Name	As Reported	As Restated
Denis M. Berlan	$14,618,562	$16,040,759
Nathan M. Sarkisian	10,328,300	11,273,420

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section entitled “Audit Fees” in our Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements, as restated.

The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules.

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

ALTERA CORPORATION

By:	/s/ JAMES CALLAS
James Callas
Vice President and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

October 23, 2006

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints James Callas, his or her attorney-in-fact, with the full power of substitution, for him or her, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	October 23, 2006

/s/ JAMES CALLAS James Callas	Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer )	October 23, 2006

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	October 23, 2006

/s/ KEVIN MCGARITY Kevin McGarity	Director	October 23, 2006

/s/ PAUL NEWHAGEN Paul Newhagen	Director	October 23, 2006

/s/ ROBERT W. REED Robert W. Reed	Director, Vice Chairman of the Board of Directors and Lead Independent Director	October 23, 2006

/s/ WILLIAM E. TERRY William E. Terry	Director	October 23, 2006

/s/ SUSAN WANG Susan Wang	Director	October 23, 2006

Exhibit Index

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect. (16)

3.2	By-laws of the Registrant, as currently in effect. (17)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(5)

10.1+	Altera Corporation 1987 Stock Option Plan, and forms of Incentive and Nonstatutory Stock Option Agreements, as amended March 22, 1995 and as restated effective May 10, 1995.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2004, and form of Subscription Agreement.(18)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.4+	Altera Corporation 1988 Director Stock Option Plan and form of Outside Director Nonstatutory Stock Option Agreement restated effective May 7, 1997.(7)

10.5	LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(1)

10.6	Letter Agreement, dated August 20, 1996, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.7	Letter Agreement, dated May 22, 1997, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.8	Letter Agreement, dated May 22, 1998, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.(13)

10.10+	Form of Deferred Compensation Agreement.(13)

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(2)

10.12*

Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(4)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004. (18)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of May 11, 2004. (23)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan. (15)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan. (19)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(12)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(11)

10.20+	Altera Corporation 2005 Equity Incentive Plan.(22)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(25)

10.24	[Reserved]

10.25+	Restricted Stock Purchase Agreement between the Registrant and John Daane.(8)

Exhibit Number	Exhibit

10.26+	Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

10.27+	Amendment to Severance Agreement, effective as of May 12, 2004.(21)

10.28+	Change in Control Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

10.29+	Amendment to Change in Control Severance Agreement, effective as of May 12, 2004.(21)

10.30+	Severance agreement, entered into on March 13 ,2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant.(26)

10.31+	Letter Agreement, dated July 27, 2001, by and between the Registrant and John Daane.(12)

10.32+	Restricted Stock Purchase Agreement between the Registrant and Jordan Plofsky.(10)

10.33+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(14)

10.34+	Altera Corporation Executive Bonus Plan.(20)

10.35	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(6)

10.36*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(21)

10.37*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(21)

10.38*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(22)

10.39*	Inventory Advances Arrangement Letter Agreement With Arrow Electronics Incorporated Pursuant to Distribution Agreement, Dated October 15, 2004.(21)

#11.1	Computation of Earnings per Share (included in note 3 of our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of Independent Registered Public Accounting Firm.

#24.1	Power of Attorney (included on page 83 of this Annual Report on Form 10-K/A).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.
(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.
(5)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.
(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54384), filed on January 26, 2001.

(9)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2000.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-56776), filed on March 9, 2001.
(11)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.
(12)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.
(13)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.
(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.
(15)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.
(16)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.
(17)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended April 2, 2004.
(18)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.
(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.
(20)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 5, 2005.
(21)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2004.
(22)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting on May 10, 2005 filed on April 7, 2005 (Commission File No. 0-16617).
(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed on April 26, 2005.
(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.
(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.
(26)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 30, 2005.
#	Filed herewith.
*	Confidential treatment has previously been requested for portions of this exhibit.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) thereof.