Form 10-Q
period 2006-03-31
ALTERA CORP
filed 2006-10-24
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-16617

ALTERA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0016691 (I.R.S. Employer Identification Number)

101 INNOVATION DRIVE SAN JOSE, CALIFORNIA	95134
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of common stock outstanding at September 29, 2006: 361,777,469

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands except par value amount)

	March 31, 2006	December 30, 2005
		(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$576,509	$787,707
Short-term investments	511,037	378,881

Total cash, cash equivalents and short-term investments	1,087,546	1,166,588
Accounts receivable, net of allowance of $5,170 and $5,055, respectively	169,957	80,509
Inventories	66,766	70,711
Deferred income taxes	60,040	66,264
Deferred compensation plan assets	66,487	61,567
Other current assets	54,537	49,562

Total current assets	1,505,333	1,495,201
Long-term investments	172,328	115,965
Property and equipment, net	171,307	165,999
Deferred income taxes and other assets, net	53,713	50,531

Total assets	$1,902,681	$1,827,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,239	$29,388
Accrued liabilities	32,969	30,462
Accrued compensation	49,326	50,631
Deferred compensation plan obligations	66,487	61,567
Deferred income and allowances on sales to distributors	280,833	258,285
Income taxes payable	113,298	133,904

Total current liabilities	581,152	564,237
Capital lease obligations	3,678	3,871

Total liabilities	584,830	568,108

Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000 shares authorized; outstanding - 358,639 shares at March 31, 2006 and 359,419 shares at December 30,2005	359	359
Capital in excess of par value	416,617	385,201
Retained earnings	902,350	875,164
Deferred stock-based compensation	—	(46)
Accumulated other comprehensive loss	(1,475)	(1,090)

Total stockholders’ equity	1,317,851	1,259,588

Total liabilities and stockholders’ equity	$1,902,681	$1,827,696

(1)	See “Restatement of previously issued financial statements” in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	April 1, 2005
Net sales	$292,830	$264,822
Cost of sales (1)	97,106	83,890

Gross margin	195,724	180,932

Operating expenses: (1)
Research and development	62,857	51,389
Selling, general, and administrative	76,249	54,334

Total operating expenses	139,106	105,723

Income from operations	56,618	75,209
Interest and other income, net	12,433	4,498

Income before income taxes	69,051	79,707

Provision for income taxes	(10,358)	(15,941)

Net income	$58,693	$63,766

Net income per share:
Basic	$0.16	$0.17

Diluted	$0.16	$0.17

Shares used in computing per share amounts:
Basic	359,479	372,881

Diluted (as restated for 2005) (2)	367,047	379,569

(1)    Effective December 31, 2005, Altera adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. See Note 8 - Stock based compensation for additional information. Stock based compensation is included as follows:

Cost of sales	$523	$—
Research and development	$7,924	$—
Selling, general and administrative	$10,466	$75

(2) See “Restatement of previously issued financial statements” in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash Flows from Operating Activities:
Net income	$58,693	$63,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,500	7,606
Stock-based compensation	18,913	75
Deferred income tax provision	2,570	3,642
Tax benefit from stock plans	7,961	3,700
Gross tax benefit from stock-based compensation	(5,594)	—
Changes in assets and liabilities:
Accounts receivable, net	(89,448)	(46,310)
Inventories	3,945	11,850
Other assets	(4,677)	6,775
Accounts payable and accrued liabilities	8,147	(14,977)
Deferred income and allowances on sales to distributors	22,548	4,105
Income taxes payable	(20,606)	5,894

Net cash provided by operating activities	9,952	46,126

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,133)	(5,540)
Purchases of available-for-sale investments	(308,170)	(70,946)
Proceeds from the maturities and sales of available-for-sale investments	119,010	101,135
Proceeds from the maturities of held-to-maturity investments	—	14,470

Net cash (used for) provided by investing activities	(197,293)	39,119

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	16,745	7,301
Repurchases of common stock	(43,664)	(43,396)
Gross tax benefit from stock-based compensation	5,594	—
(Decrease) increase in book overdrafts	(2,070)	2,067
Payments on capital lease obligations	(462)	—

Net cash used for financing activities	(23,857)	(34,028)

Net (decrease) increase in cash and cash equivalents	(211,198)	51,217
Cash and cash equivalents at beginning of period	787,707	579,936

Cash and cash equivalents at end of period	$576,509	$631,153

Cash paid during the period for:
Income taxes paid, net of refunds	$20,471	$2,766
Interest paid on capital lease obligations	$58	$—

Non-cash transactions:
Assets acquired under capital leases	$4,245	$—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2005 condensed consolidated balance sheet data was derived from our audited condensed consolidated financial statements, as restated included in our 2005 Annual Report on Form 10-K/A but they do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, as restated, for the year ended December 30, 2005 included in our Annual Report on Form 10-K/A, as filed on October 24, 2006 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period.

Restatement of previously issued financial statements

On October 24, 2006, we filed our 2005 Form 10-K/A amending our 2005 Form 10-K and restated our consolidated financial statements for the fiscal years 2005, 2004, 2003 and for each of the quarters in fiscal year 2004. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005, as well as a negligible change to fully diluted shares outstanding. We also restated the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in notes to the consolidated financial statements. We also restated our Selected Consolidated Financial Data for the fiscal years 2005, 2004, 2003, 2002 and 2001. The decision to restate our consolidated financial statements and related disclosures was based on facts obtained by management and the results of an independent investigation into our stock option accounting that was conducted under the direction of a special committee formed by the board of directors, composed solely of independent directors. The special committee was assisted by independent legal counsel and forensic accountants. This special committee was established after our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of our historical stock option practices. In the restatement we recorded additional non-cash, stock-based compensation expense resulting from seven stock option grants during fiscal years 1996 to 2001 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). We also recorded additional non-cash, stock-based compensation expense resulting from modifications of certain employees’ stock option grant agreements made during 1996 to 2002 in connection with the termination of their employment. Although we did not believe that the effects of the restatement were material to the results of operations for years 2005, 2004, or 2003, we restated prior financial statements because the alternative method of correcting the errors, which is to record the cumulative impact of the error corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006.

Stock based compensation

On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB No. 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB No. 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS 123) to the straight-line single option method. Compensation expense for all stock-based awards granted on or prior to December 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 30, 2005, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under Employee Stock Purchase Plan (“ESPP”). The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant.

Also see Note 8 for further discussion on stock-based compensation.

Recent Accounting Pronouncements

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our consolidated financial statements.

Note 2 – Balance Sheet Details:

Inventories

Inventories at March 31, 2006 and December 30, 2005 were comprised of the following:

(in thousands)	March 31, 2006	December 30, 2005
Raw materials and work in process	$51,640	$50,071
Finished goods	15,126	20,640

Total inventories	$66,766	$70,711

We realized gross margin benefits of $0.8 million for the three months ended March 31, 2006 and $3.5 million for the three months ended April 1, 2005, resulting from the sale of inventory written down in 2001. As of March 31, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $3.1 million. The cost basis was comprised of $2.3 million of raw materials and work in process inventory and $0.8 million of finished goods inventory.

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash on a quarterly basis and are estimated based on the amount of ending inventory at the distributor as reported at the end of the preceding quarter multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors and true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $78.4 million at March 31, 2006 and $74.2 million at December 30, 2005.

We also enter into arrangements that are, in substance, an arrangement to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $40.5 million at March 31, 2006 and $34.6 million at December 30, 2005.

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

Property and Equipment

Property and equipment at March 31, 2006 and December 30, 2005 were comprised of the following:

(in thousands)	March 31, 2006	December 30, 2005
Land	$30,779	$30,779
Buildings	123,519	121,772
Equipment and software	210,292	209,244
Office furniture and fixtures	20,499	20,101
Leasehold improvements	7,568	6,739

Property and equipment, at cost	392,657	388,635
Accumulated depreciation and amortization	(221,350)	(222,636)

Property and equipment, net	$171,307	$165,999

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Capital lease obligations recorded totaled $10.0 million as of March 31, 2006 and $6.2 million as of December 30, 2005. Amortization expense related to assets recorded as capital leases was $1.0 million for the three months ended March 31, 2006.

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows:

(in thousands)	March 31, 2006	April 1, 2005
Net income	$58,693	$63,766
Change in unrealized losses on investments	(640)	(336)
Income tax benefit	255	126

Comprehensive income	$58,308	$63,556

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consist of the accumulated unrealized loss on investments, net of tax.

Note 4 – Income Per Share:

In accordance with Statement of Financial Accounting Standards No. 128, or SFAS No. 128, “Earnings Per Share,” we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Our diluted income per share is calculated by including adjustments to our weighted average common shares outstanding during the period, assuming any dilutive effects of options, restricted stock units, and employee stock purchase plan shares, using the treasury stock method.

In applying the treasury stock method, we excluded 40.1 million stock options for the three months ended March 31, 2006 and 42.2 million shares for the three months ended April 1, 2005, because their effect was anti-dilutive. While these stock options are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of March 31, 2006 were in-the-money and included in our treasury stock calculation. A reconciliation of basic and diluted income per share is presented below:

(in thousands, except per share amounts)	March 31, 2006	April 1, 2005
Basic:
Net income	$58,693	$63,766

Weighted shares outstanding	359,479	372,881

Net income per share	$0.16	$0.17

Diluted:
Net income	$58,693	$63,766

Weighted shares outstanding	359,479	372,881
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	7,568	6,688

Diluted weighted shares outstanding (as restated for 2005) (1)	367,047	379,569

Net income per share	$0.16	$0.17

(1)	See “Restatement of previously issued financial statements” in Note 1.

Note 5 – Deferred Income Taxes and Other Assets, Net:

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances, if necessary, are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $49.7 million at March 31, 2006 and $45.8 million at December 30, 2005 as restated.

Also included in our deferred income taxes and other assets, net are intangible assets. We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.5 million for the three months ended March 31, 2006 and was $0.6 million for the three months ended April 1, 2005. The net balance of our intangible assets as of March 31, 2006 was $1.1 million, compared with $1.6 million as of December 30, 2005.

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

Our product warranty liability was $1.3 million as of March 31, 2006 and $1.5 million as of December 30, 2005. Activity within our warranty liability account was immaterial for the three months ended March 31, 2006 and April 1, 2005.

Note 7 – Common Stock Repurchases:

Share repurchase activities for the three months ended March 31, 2006 and April 1, 2005 were as follows:

(in thousands, except per share amounts)	March 31, 2006	April 1, 2005
Shares repurchased	2,218	2,255
Cost of shares repurchased	$43,664	$43,396
Average price per share	$19.69	$19.25

Since the inception of our stock repurchase program in 1996 through March 31, 2006, we have repurchased a total of 88.9 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At March 31, 2006, 19.1 million shares remained authorized for repurchases under our stock repurchase program. As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program.

Note 8 – Stock-Based Compensation:

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaces our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, and stock bonus awards. Prior to 2006, we granted only stock options under the 2005 Plan. Effective for 2006, awards granted under the 2005 Plan include stock options and restricted stock units. The majority of awards of stock options and restricted stock units granted under the 2005 Plan vest over four years. All awards granted under the 2005 Plan have a maximum term of ten years.

On May 10, 2005, the stockholders approved 3.0 million shares for the 2005 Plan, plus the roll-over of all 8.9 million shares that were previously reserved for issuance but for which awards had not been made under the Prior Plans as of that date. Additionally, shares subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and that are later cancelled, forfeited, settled in cash or that expire by their terms, are returned to the pool of shares available for grant and issuance under the 2005 Plan. As of March 31, 2006, the 2005 Plan had a total of 14.6 million shares reserved for future issuance, of which 8.8 million shares were available for future grants.

Prior Stock Option Plans

Prior to stockholder approval of the 2005 Plan on May 10, 2005, we granted stock options under the 1996 Stock Option Plan and the 1998 Director Option Plan. The 1996 Plan provided for the periodic issuance of stock options to our employees, and the 1998 Director Option Plan provided for the periodic issuance of stock options to members of our Board of Directors who were not employees. The vesting period for the options granted under these plans is four to five years. The maximum contractual term of options granted under these plans is ten years.

As of March 31, 2006, the 1996 Stock Option Plan had 56.6 million shares reserved for future issuance and the 1998 Director Option Plan had 0.4 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Stock Option Plan and the 1998 Director Option Plan are for awards previously granted that remained outstanding as of March 31, 2006. We may no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various plans. The terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. As of March 31, 2006, 0.1 million shares were reserved for issuance for awards previously granted under these plans that remained outstanding as of March 31, 2006. We may no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands, except per share amounts)	Shares Available For Grant
Balance, December 30, 2005	11,659
Additional shares reserved	—
Stock option grants	(826)
Stock option exercises	—
Stock option forfeitures (1)	1,063
Restricted stock units granted (2)	(3,101)
Restricted stock units forfeited (2)	40

Balance, March 31, 2006	8,835

(1)	Includes 973,000 shares that were subject to awards granted under the Prior Stock Option Plans that were outstanding on the effective date of the 2005 Plan, and cancelled during the three months ended March 31, 2006. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the three months ended March 31, 2006, we granted 1.38 million restricted stock units. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each restricted stock unit granted reduces the number of shares available for issuance by 2.25 shares and each restricted stock unit canceled increases shares available for issuance by 2.25 shares.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the three months ended March 31, 2006 is as follows:

(In thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	63,773	$18.22
Additional shares reserved	—	—
Grants	826	19.43
Exercises	(1,951)	8.58
Forfeitures	(1,062)	22.52

Outstanding, March 31, 2006	61,586	19.25	6.02	$176,991

Exercisable, March 31, 2006	44,531	$18.87	5.12	$158,867

(1)	Aggregate intrinsic value represents the total pre-tax value that would have been received by option holders if stock options would have been exercised on March 31, 2006 based on the closing stock price of $20.64.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
$ 0.01 – $ 13.91	15,702	4.15	$11.07	14,385	$10.85
$ 14.01 – $ 20.88	18,432	7.04	19.22	9,304	18.76
$ 20.95 – $ 23.13	12,720	6.52	22.01	9,330	22.26
$ 23.14 – $ 23.94	9,211	7.19	23.54	6,014	23.58
$ 23.99 – $ 61.56	5,521	4.80	29.09	5,498	29.11

	61,586	6.02	$19.25	44,531	$18.87

For the three months ended March 31, 2006, 2.0 million stock option shares were exercised. The intrinsic value of stock options exercised during the quarter ended March 31, 2006 was $22.6 million. The intrinsic value represents the total pretax value received by option holders upon the exercise of stock options during the quarter.

Employee Stock Purchase Plan

As implemented, our 1987 Employee Stock Purchase Plan (“ESPP”) has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period generally includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant will be automatically withdrawn from the current offering period following the purchase of shares on the purchase date and will be automatically re-enrolled in the immediately following offering period.

On May 10, 2005, our stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 18.7 million to 19.7 million shares. As of March 31, 2006, 2.8 million shares were available for future issuances under this plan. There were no shares sold to employees under the ESPP during the three months ended March 31, 2006 or April 1, 2005.

Adoption of SFAS No. 123(R)

On December 31, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our condensed consolidated statements of income for the three months ended March 31, 2006:

(in thousands, except per share amounts)	Three Months Ended March 31, 2006
Cost of sales	$523
Research and development	7,924
Selling, general, and administrative	10,466

Pre-tax incremental stock-based compensation expense	18,913
Less: income tax benefit	(4,588)

Net stock-based compensation expense	14,325

Effect on net income per share:
Basic	$0.04

Diluted	$0.04

At March 31, 2006, unamortized stock-based compensation expense related to outstanding unvested stock options, restricted stock units, and ESPP Shares that are expected to vest was approximately $93 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and ESPP Shares, we will incur significant additional expense during fiscal 2006 related to new awards granted during 2006. During the three months ended March 31, 2006, stock-based compensation expense was not capitalized to inventory or property and equipment.

Under the modified prospective recognition method, prior period financial statements are not restated. Prior to the adoption of SFAS 123(R), as required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, we disclosed the following pro forma information to illustrate the effect on our net income and net income per share as if we had recorded stock-based compensation costs for the three months ended April 1, 2005 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

(in thousands, except per share amounts)	Three Months Ended April 1, 2005
Reported net income	$63,766

Add: Stock-based employee compensation expense included in reported net income, net of tax	50

Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax (as restated) (1)	(20,270)

Pro forma net income	$43,546

Pro forma net income per share:
Basic	$0.12

Diluted	$0.12

Reported net income per share:
Basic	$0.17

Diluted	$0.17

(1)	See “Restatement of previously issued financial statements” in Note 1.

Valuation of Stock-Based Compensation

Stock Options and ESPP Shares

We estimate the fair value of stock options and purchase rights under the ESPP (“ESPP Shares”) on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting restrictions.

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP Shares. The assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2006 and April 1, 2005 were as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Expected term (in years)	4.8	3.9
Expected stock price volatility	43.2%	48.4%
Risk-free interest rate	4.3%	3.4%
Weighted-average estimated fair value	$8.33	$8.11

There were no shares sold to employees under the ESPP during the three months ended March 31, 2006 or April 1, 2005.

For stock options, our expected term estimate represents the weighted average term for stock options that have completed the full contractual term based on the period from the date of grant to exercise, cancellation, or expiration.

Our expected stock price volatility is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year and our historical stock price volatility.

The interest rate used to value stock options approximates the risk-free interest rate of a zero-coupon Treasury bond on the date of grant. Our calculation of fair value per share for stock options assumes no expected dividends.

We monitor the assumptions used to compute the fair value of our stock-based awards and revise our methodology as appropriate.

Restricted Stock Units

For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant, multiplied by the number of restricted stock units granted. The grant-date value of restricted stock units, less estimated pre-vest forfeitures, is recorded on a straight-line basis, over the vesting period. The vesting period for restricted stock units is generally four years.

A summary of our restricted stock activity for the quarter ended March 31, 2006 is as follows:

(In thousands, except price per share amounts)	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding, December 30, 2005	—	$—
Grants	1,378	19.29
Exercises	—	—
Forfeitures	(18)	19.29

Outstanding, March 31, 2006	1,360	$19.29

Note 9 – Income Taxes:

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the US statutory tax rate. Our effective tax rate for the three months ended March 31, 2006 was 15%, compared with 20% for the three months ended April 1, 2005. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. These decreases were partially offset by the expiration of the federal Research and Development tax credit.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are monitored by management based on information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and members of our Board of Directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At March 31, 2006, there were approximately 140 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera stock. At March 31, 2006, NQDC Plan assets and obligations were $66.5 million. At December 30, 2005, NQDC Plan assets and obligations were $61.6 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended March 31, 2006, the NQDC Plan experienced a net investment gain of $2.3 million. This gain resulted in a $2.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing selling, general and administrative expenses by $1.4 million and increasing research and development expenses by $0.9 million. Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

Note 11 – Subsequent Events:

Stock Option Investigation and Regulatory Proceedings

On May 8, 2006, we announced that as a result of management’s recent review of our stock option practices, and issues concerning options granted during the period 1996 through 2000, our board of directors established a special committee of independent directors to review our historical stock option practices and related accounting.

On June 21, 2006, we announced that based on the special committee’s preliminary determinations, our previously issued financial statements for the fiscal years ended 2005, 2004 and 2003, which were included in our originally filed Form 10-K for the fiscal year ended December 30, 2005 and the Forms 10-Q filed in each of these fiscal years, should no longer be relied upon and would be restated.

On October 16, 2006, we issued a press release announcing that we had completed our review of our historical stock option practices and related accounting. We reported that the expected restatement adjustments would total $47.6 million (pre-tax) and related primarily to (1) stock option grant measurement date errors from December 1996 through February 2001 ($17.8 million), (2) stock option grant agreement modifications from 1996 to 2002 in connection with the termination of certain employees’ employment ($24.3 million), and (3) other adjustments ($5.5 million), principally related to the accounting for our service award program. We reported that we anticipated a $12.5 million tax benefit arising from the cumulative restatement adjustments resulting in a net income restatement impact of $35.1 million. Further, we reported that restatement will not be material to the results of operations for fiscal year 2005 or affect any historical revenues.

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

As of September 29, 2006, the Company had incurred direct costs of approximately $9 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation. We expect to incur up to several million dollars of additional expense in the fourth quarter of 2006 associated with the investigation, litigation defense, and financial restatement.

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

Departure of Chief Financial Officer; Appointment of Acting Chief Financial Officer

On October 16, 2006, we issued a press release announcing that Nathan Sarkisian, our Chief Financial Officer, had retired from the Company and that James W. Callas has assumed the roles of Principal Financial and Accounting Officer and acting Chief Financial Officer. We also announced that a search for Mr. Sarkisian’s permanent replacement is ongoing.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) the commercial success of our new products; (3) the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments; (4) trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other semiconductor alternatives and the geographic mix of our sales and (5) our tax liabilities.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 30, 2005.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 24, 2006, we filed our 2005 Form 10-K/A amending our 2005 Form 10-K and restated our consolidated financial statements for the fiscal years 2005, 2004, 2003 and for each of the quarters in fiscal year 2004. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005, as well as a negligible change to fully diluted shares outstanding. We also restated the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in notes to the consolidated financial statements. We also restated our Selected Consolidated Financial Data for the fiscal years 2005, 2004, 2003, 2002 and 2001. The decision to restate our consolidated financial statements and related disclosures was based on facts obtained by management and the results of an independent investigation into our stock option accounting that was conducted under the direction of a special committee formed by the board of directors, composed solely of independent directors. The special committee was assisted by independent legal counsel and forensic accountants. This special committee was established after our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of our historical stock option practices. In the restatement we recorded additional non-cash, stock-based compensation expense resulting from seven stock option grants during fiscal years 1996 to 2001 that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). We also recorded additional non-cash, stock-based compensation expense resulting from modifications of certain employees’ stock option grant agreements made during 1996 to 2002 in connection with the termination of their employment. Although we did not believe that the effects of the restatement were material to the results of operations for years 2005, 2004, or 2003, we restated prior financial statements because the alternative method of correcting the errors, which is to record the cumulative impact of the error corrections in the quarter ended March 31, 2006, would result in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. We describe our critical accounting estimate regarding stock-based compensation below. For a discussion of the remaining critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K/A for the year ended December 30, 2005.

Stock-Based Compensation

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for share-based payment awards. We estimate the fair value of employee stock options and employee stock purchase rights under our 1987 Employee Stock Purchase Plan (“ESPP Shares”) on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires our estimate of highly subjective assumptions, including the expected term of the award, stock price volatility, dividend rate, risk free interest rate, and a pre-vest forfeiture rate, which greatly affect the fair value of each employee stock option and ESPP Share. Our expected stock price volatility assumption for both stock options and ESPP Shares is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year and our historical stock price volatility. We monitor the assumptions used to compute the fair value of our stock-based awards and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property, or IP, cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Cyclone™ II, MAX® II, and HardCopy devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, MAX 3000A; and

•	Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KC, APEX 20KE, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales were $292.8 million during the three months ended March 31, 2006, compared to $264.8 million for the three months ended April 1, 2005, representing an 11% increase in sales year-over-year. The year-over-year increase in sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Cyclone II and Max II families, and growth in sales of Mainstream Products, led by higher sales of our Stratix, Cyclone II, and Stratix GX families. The year-over-year sales increase reflects higher unit sales of all New and Mainstream products, partially offset by declines in average unit selling prices. Sales increased 4% sequentially for the three months ended March 31, 2006, primarily due to sales of our New Products.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
New	13%	5%	11%	173%	28%
Mainstream	36%	29%	36%	35%	2%
Mature and Other	51%	66%	53%	-13%	1%

Total Sales	100%	100%	100%	11%	4%

Effective January 2006, our product classification (New, Mainstream and Mature and Other) has changed. All prior period data has been adjusted to conform to the current classification.

For the three months ended March 31, 2006, we experienced growth in our New Products category, led by sales of our Stratix II, Cyclone II, and MAX II families, as customer adoption of these products remained strong. Sales of Mainstream Products increased year-over-year primarily as a result of higher sales of our Stratix and Stratix GX families.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
Communications	44%	41%	43%	18%	6%
Industrial	33%	31%	33%	20%	5%
Consumer	13%	17%	15%	-17%	-11%
Computer and Storage	10%	11%	9%	-2%	13%

Total Sales	100%	100%	100%	11%	4%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix GX, Stratix II, Stratix II GX, Cyclone, Cyclone II, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy and other masked programmed logic devices, configuration devices, software and other tools and IP cores. Our sales of FPGAs and CPLDs, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
FPGA	71%	69%	71%	14%	5%
CPLD	19%	21%	20%	0%	0%
Other	10%	10%	9%	7%	8%

Total Sales	100%	100%	100%	11%	4%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic locations of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
North America	26%	24%	26%	18%	6%

Europe	25%	27%	24%	4%	9%
Japan	25%	25%	24%	10%	8%
Asia Pacific	24%	24%	26%	11%	-7%

Total International	74%	76%	74%	8%	3%

Total Sales	100%	100%	100%	11%	4%

Gross Margin

	Three Months Ended
(Dollars in millions)	March 31, 2006	April 1, 2005	Dec. 30, 2005
Gross Margin Percentage	66.8%	68.3%	66.7%

Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$0.8	$3.5	$1.5
Percentage of Net Sales	0.3%	1.3%	0.5%

The year-over-year decline in gross margin resulted primarily from a reduction in the benefit due to the sale of inventory previously written down in 2001. The gross margin benefit resulting from the sale of inventory previously written down decreased during the quarter ended March 31, 2006, and is expected to continue to decrease. As of March 31, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $3.1 million. The cost basis was comprised of $2.3 million of raw materials and work in process inventory and $0.8 million of finished goods inventory.

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation expense for all stock-based compensation. Compensation expense recognized during the quarter ended March 31, 2006 had an immaterial impact on our gross margin.

Research and Development

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
Research and development	$62.9	$51.4	$53.6	22%	17%
Percentage of Net Sales	21%	19%	19%

Research and development expenses include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers, depreciation, and the impact on compensation costs of the net investment gain or loss on our Nonqualified Deferred Compensation Plan. These expenditures were for the design of new PLD families, and the development of process technologies, new packages, software to support new products and design tools, and IP cores.

Research and development expenses increased 22% year-over-year primarily due to increased stock-based compensation expense resulting from our adoption of SFAS 123(R) during the three months ended March 31, 2006. The stock-based compensation expense classified as research and development expense was $7.9 million for the quarter ended March 31, 2006, compared to zero for the quarter ended April 1, 2005. Research and development expenses also increased year-over-year due to higher labor costs, partially offset by lower spending on masks and prototype wafers.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix II, Stratix II GX, MAX II, Cyclone II, and HardCopy II devices, our Nios® II soft core embedded processor, our Quartus® II software, our library of IP cores, and other future products.

Selling, General, and Administrative

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
Selling, General, and Administrative	$76.2	$54.3	$58.3	40%	31%
Percentage of Net Sales	26%	21%	21%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 40% year-over-year primarily due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123(R) during the three months ended March 31, 2006. The stock-based compensation expense classified as selling, general, and administrative expense was $10.5 million for the three months ended March 31, 2006, compared to $0.1 million for the three months ended April 1, 2005. The year-over-year increase also resulted from higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth and increased consulting expenses relating to the implementation of a new enterprise resource planning system.

Interest and Other Income, Net

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 31, 2006	April 1, 2005	Dec. 30, 2005
Interest and Other Income, Net	$12.4	$4.5	$10.9	176%	14%
Percentage of Net Sales	4%	2%	4%

Interest and other income, net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (“NQDC Plan”). The year-over-year increase in interest and other income, net for the three months ended March 31, 2006 was driven primarily by increases in interest income as a result of higher investment yields.

During the three months ended March 31, 2006, the NQDC Plan experienced a net investment gain of $2.3 million. This gain resulted in a $2.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing selling, general and administrative expenses by $1.4 million and increasing research and development expenses by $0.9 million. See “Note 10 – Nonqualified Deferred Compensation Plan” in the accompanying notes to condensed consolidated financial statements for background information regarding the Plan.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2006 was 15%, compared with 20% for the three months ended April 1, 2005. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. This decrease was partially offset due to the expiration of the Research and Development Tax Credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

Our adoption of SFAS 123(R) in the quarter ended March 31, 2006 has had a favorable impact on our 2006 effective tax rate of approximately two percentage points. SFAS 123(R) may have a favorable or unfavorable impact on our effective tax rate in the future.

Stock-Based Compensation

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of stock-based compensation expense for share-based payment awards. We have elected to adopt SFAS 123(R) using the modified prospective recognition method. The modified prospective recognition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares (“ESPP Shares”). Under the modified prospective recognition method, prior period financial statements are not restated.

Prior to the adoption of SFAS 123(R) on December 31, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB No. 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

During the three months ended March 31, 2006, we recorded total stock-based compensation of $18.9 million, compared with $0.1 million for the three months ended April 1, 2005.

At March 31, 2006, unamortized compensation expense related to outstanding unvested stock options, restricted stock units and ESPP shares that are expected to vest was approximately $93 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and ESPP shares, we will incur significant additional expense during fiscal 2006 related to new awards granted during 2006.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	March 31, 2006	Dec. 30, 2005
Cash and cash equivalents	$576,509	$787,707
Short-term investments	511,037	378,881
Long-term investments	172,328	115,965

Total cash, cash equivalents, and investments	$1,259,874	$1,282,553

(in thousands)	March 31, 2006	Dec. 30, 2005
Net cash provided by operating activities	$9,952	$46,126
Net cash (used for) provided by investing activities	(197,293)	39,119
Net cash used for financing activities	(23,857)	(34,028)

Net (decrease)/increase in cash and cash equivalents	$(211,198)	$51,217

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

During the quarter ended March 31, 2006, we spent $43.7 million to repurchase shares of our common stock, compared to $43.4 million in the quarter ended April 1, 2005. We also spent $8.1 million on capital expenditures during the quarter ended March 31, 2006, compared to $5.5 million in the quarter ended April 1, 2005. We expect that capital expenditures will increase in 2006 as we launch a program to replace our enterprise resource planning (“ERP”) system. Total planned expenditures for the ERP system are estimated to be approximately $35 million and we expect to install and have the system operational in 2007. We also plan to continue to use a portion of our available capital to repurchase shares of our common stock. As of September 29, 2006, we have incurred direct costs of approximately $9 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation. We expect to incur up to several million dollars of additional expense in the fourth quarter of 2006 associated with the conclusion of the investigation, litigation defense, and financial restatement.

Cash Flows

Our positive cash flows from operating activities for the quarter ended March 31, 2006 was primarily attributable to net income of $58.7 million, adjusted for non-cash items including stock-based compensation expense of $18.9 million and depreciation and amortization of $7.5 million, partially offset by the $80.1 million increase in our working capital excluding cash. Non-cash working capital, increased primarily due to the $89.4 million increase in accounts receivable due to the timing of sales in the quarter.

Cash used for investing activities for the quarter ended March 31, 2006 primarily consisted of purchases of available-for-sale investments of $308.2 million, partially offset by proceeds from the maturities and sales of investments of $119 million.

Cash used for financing activities for the quarter ended March 31, 2006 primarily consisted of repurchases of our common stock of $43.7 million, partially offset by proceeds of $16.7 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 31, 2006, we had $145 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months. The impact of any adverse purchase commitments was immaterial as of March 31, 2006.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2011. There have been no significant changes to our operating lease obligations since our 2005 fiscal year end. Capital lease obligations recorded totaled $10.0 million as of March 31, 2006. Amortization expense for the three months ended March 31, 2006 related to assets recorded as capital leases was $1.0 million. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended March 31, 2006 and April 1, 2005 was immaterial. As of March 31, 2006, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Since the inception of our share repurchase program on July 15, 1996 through March 31, 2006, we have repurchased a total of 88.9 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At March 31, 2006, 19.1 million shares remained authorized for repurchase under our stock repurchase program.

Share repurchase activities for the three months ended March 31, 2006 and April 1, 2005 were as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2005	April 1, 2005
Shares repurchased	2,218	2,255
Cost of shares repurchased	$43,664	$43,396
Average price per share	$19.69	$19.25

As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our consolidated financial statements.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio consisted of fixed income securities of various durations depending on the nature of the investments totaling $1.3 billion as of March 31, 2006. These securities are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of March 31, 2006, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were designed and operating effectively to provide reasonable assurance that the information relating to Altera, required to be disclosed in our Exchange Act filings (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As more fully described in our 2005 Form 10-K/A, during fiscal 2005, the Company did not maintain effective internal control over financial reporting regarding the accounting and reporting of modifications to certain employees’ stock option grant agreements primarily in connection with the termination of their employment. Consequently, management concluded that as of December 30, 2005, we had a material weakness in our internal control over financial reporting.

Because of the material weakness in our internal control over financial reporting related to modifications of stock option agreements, our Chief Executive Officer and acting Chief Financial Officer have concluded that we did not maintain effective disclosure controls and procedures as of the Evaluation Date. Our management undertook and completed additional reviews and procedures to confirm that this Quarterly Report is prepared in accordance U.S. Generally Accepted Accounting Principals (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management deems appropriate. As of the Evaluation Date, the design and testing of the effectiveness of our remediation efforts has not been completed.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings

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

ITEM 1A:	Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K/A for the year ended December 30, 2005. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K/A for the year ended December 30, 2005 incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 30, 2005 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2006, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/05 – 1/27/06	516	$18.83	516	—	20,841
1/28/06 – 2/24/06	594	19.78	594	—	20,247
2/25/06 – 3/31/06	1,108	20.04	1,108	—	19,139

	2,218		2,218	—

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under the program announced on July 15, 1996 that has no specified expiration. As of March 31, 2006, the Board of Directors has authorized, since the inception of the program, a total of 108.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases. As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program.

ITEM 6:	Exhibits

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect.(1)

10.1+	Severance Agreement, entered into on March 13, 2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant. (2)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 16, 2006.
(2)	Incorporated by reference to the Registrant’s report on Form 10-K filed on March 14, 2006.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q pursuant to Item 6 thereof.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ James Callas
James Callas, Vice President
(duly authorized officer) and acting Chief Financial Officer (principal financial and accounting officer)

Date: October 23, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect.(1)

10.1+	Severance Agreement, entered into on March 13, 2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant. (2)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 16, 2006.
(2)	Incorporated by reference to the Registrant’s report on Form 10-K filed on March 14, 2006.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q pursuant to Item 6 thereof.
#	Filed herewith.