Form 10-Q
period 2006-06-30
ALTERA CORP
filed 2006-10-24
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of common stock outstanding at September 29, 2006: 361,777,469

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited In thousands, except par value amount)

	June 30, 2006	December 30, 2005
		(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$713,571	$787,707
Short-term investments	543,238	378,881

Total cash, cash equivalents and short-term investments	1,256,809	1,166,588
Accounts receivable, net of allowance of $5,055 for both period ends	200,604	80,509
Inventories	77,819	70,711
Deferred income taxes	69,176	66,264
Deferred compensation plan assets	63,004	61,567
Other current assets	64,096	49,562

Total current assets	1,731,508	1,495,201
Long-term investments	203,841	115,965
Property and equipment, net	171,951	165,999
Deferred income taxes and other assets, net	53,454	50,531

Total assets	$2,160,754	$1,827,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,567	$29,388
Accrued liabilities	38,829	30,462
Accrued compensation	49,466	50,631
Deferred compensation plan obligations	63,004	61,567
Deferred income and allowances on sales to distributors	367,806	258,285
Income taxes payable	120,126	133,904

Total current liabilities	715,798	564,237
Capital lease obligations	3,484	3,871

Total liabilities	719,282	568,108

Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000 shares authorized; outstanding - 361,107 shares at June 30, 2006 and 359,419 shares at December 30, 2005	361	359
Capital in excess of par value	470,179	385,201
Retained earnings	972,886	875,164
Deferred stock-based compensation	—	(46)
Accumulated other comprehensive loss	(1,954)	(1,090)

Total stockholders’ equity	1,441,472	1,259,588

Total liabilities and stockholders’ equity	$2,160,754	$1,827,696

(1)	See “Restatement of previously issued financial statements” in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$334,100	$285,477	$626,930	$550,299
Cost of sales (1)	113,335	90,592	210,441	174,482

Gross margin	220,765	194,885	416,489	375,817
Operating expenses: (1)
Research and development	63,904	55,340	126,761	106,729
Selling, general, and administrative	76,749	55,895	152,998	110,229

Total operating expenses	140,653	111,235	279,759	216,958

Income from operations	80,112	83,650	136,730	158,859
Interest and other income, net	10,781	8,058	23,214	12,556

Income before income taxes	90,893	91,708	159,944	171,415
Provision for income taxes	(13,633)	(24,142)	(23,991)	(40,083)

Net income	$77,260	$67,566	$135,953	$131,332

Net income per share:
Basic	$0.21	$0.18	$0.38	$0.35

Diluted	$0.21	$0.18	$0.37	$0.35

Shares used in computing per share amounts:
Basic	360,501	373,040	359,990	372,961

Diluted (as restated for 2005) (2)	367,092	379,693	367,070	379,631

(1)    Effective December 31, 2005, Altera adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. See Note 8 - Stock based compensation for additional information. Stock based compensation is included as follows:

Cost of sales	$554	$—	$1,077	$—
Research and development	$7,977	$—	$15,901	$—
Selling, general and administrative	$10,158	$69	$20,624	$144

(2)	See “Restatement of previously issued financial statements” in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash Flows from Operating Activities:
Net income	$135,953	$131,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,325	14,697
Stock-based compensation	37,602	144
Deferred income tax credit	(5,543)	(4,251)
Tax benefit from stock plans	16,316	14,100
Gross tax benefit from stock-based compensation	(11,455)	—
Changes in assets and liabilities:
Accounts receivable, net	(120,095)	(78,730)
Inventories	(7,108)	3,866
Other assets	(15,121)	97
Accounts payable and accrued liabilities	53,708	(8,565)
Deferred income and allowances on sales to distributors	109,521	34,473
Income taxes payable	(13,778)	18,868

Net cash provided by operating activities	195,325	126,031

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,195)	(10,812)
Purchases of available-for-sale investments	(513,433)	(167,884)
Proceeds from the maturities and sales of available-for-sale investments	259,794	251,306
Proceeds from the maturities of held-to-maturity investments	—	14,470

Net cash (used for) provided by investing activities	(269,834)	87,080

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	45,945	38,070
Repurchases of common stock	(53,068)	(81,386)
Gross tax benefit from stock-based compensation	11,455	—
(Decrease) increase in book overdrafts	(2,537)	(381)
Payments on capital lease obligations	(1,422)	—

Net cash provided by (used for) financing activities	373	(43,697)

Net (decrease) increase in cash and cash equivalents	(74,136)	169,414
Cash and cash equivalents at beginning of period	787,707	579,936

Cash and cash equivalents at end of period	$713,571	$749,350

Cash paid during the period for:
Income taxes paid, net of refunds	$26,911	$13,570
Interest paid on capital lease obligations	$215	$—

Non-cash transactions:
Assets acquired under capital leases	$4,245	$—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as, “Altera” “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2005 condensed consolidated balance sheet data was derived from our audited consolidated financial statements, as restated included in our 2005 Annual Report on Form 10-K/A but they do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, as restated, for the year ended December 30, 2005 included in our Annual Report on Form 10-K/A, as filed on October 24, 2006 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS 123) to the straight-line single option method (straight line method). Compensation expense for all stock-based awards granted on or prior to December 30, 2005, will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 30, 2005, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

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

Note 2 – Balance Sheet Details:

Inventories

Inventories at June 30, 2006 and December 30, 2005 were comprised of the following:

(in thousands)	June 30, 2006	December 30, 2005
Raw materials and work in process	$58,262	$50,071
Finished goods	19,557	20,640

Total inventories	$77,819	$70,711

We realized gross margin benefits of $0.7 million for the three months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2006, resulting from the sale of inventory written down in 2001. As of June 30, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.7 million which comprised of raw materials and work in process inventory only.

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As a consequence, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash on a quarterly basis and are estimated based on the amount of ending inventory at the distributor as reported at the end of the preceding quarter multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors and true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $86.1 million at June 30, 2006 and $74.2 million at December 30, 2005.

We also enter into arrangements that are, in substance, an arrangement to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $50.0 million at June 30, 2006 and $34.6 million at December 30, 2005.

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

Property and Equipment

Property and equipment at June 30, 2006 and December 30, 2005 were comprised of the following:

(in thousands)	June 30, 2006	December 30, 2005
Land	$30,779	$30,779
Buildings	125,608	121,772
Equipment and software	214,553	209,244
Office furniture and fixtures	20,775	20,101
Leasehold improvements	7,184	6,739

Property and equipment, at cost	398,899	388,635
Accumulated depreciation and amortization	(226,948)	(222,636)

Property and equipment, net	$171,951	$165,999

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Capital lease obligations recorded totaled $9.1 million as of June 30, 2006 and $6.2 million as of December 30, 2005. Amortization expense related to assets recorded as capital leases was $0.9 million for the three months ended June 30, 2006 and $2.0 million for the six months ended June 30, 2006.

Note 3 – Comprehensive Income:

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income	$77,260	$67,566	$135,953	$131,332
Change in unrealized losses on investments	(766)	900	(1,406)	564
Income tax benefit (provision)	287	(337)	542	(211)

Comprehensive income	$76,781	$68,129	$135,089	$131,685

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

In applying the treasury stock method, we excluded 39.6 million stock options for the three months ended June 30, 2006 and 35.9 million shares for the three months ended July 1, 2005, because their effect was anti-dilutive. Anti-dilutive stock options totaled 39.9 million shares for the six months ended June 30, 2006 and 39.0 million for the six months ended July 1, 2005. While these stock options are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of June 30, 2006 were in-the-money and included in our treasury stock calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Basic:

Net income	$77,260	$67,566	$135,953	$131,332

Weighted shares outstanding	360,501	373,040	359,990	372,961

Net income per share	$0.21	$0.18	$0.38	$0.35

Diluted:

Net income	$77,260	$67,566	$135,953	$131,332

Weighted shares outstanding	360,501	373,040	359,990	372,961
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,591	6,653	7,080	6,670

Diluted weighted shares outstanding (as restated for the 2005 periods) (1)	367,092	379,693	367,070	379,631

Net income per share	$0.21	$0.18	$0.37	$0.35

(1)	See “Restatement of previously issued financial statements” in Note 1.

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

Our deferred income taxes and other assets consisted primarily of the non-current portion of deferred tax assets of $49.0 million at June 30, 2006 and $45.8 million at December 30, 2005 as restated.

Also included in our deferred income taxes and other assets, net are intangible assets. We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.4 million for the three months ended June 30, 2006 and was $0.8 million for the six months ended June 30, 2006. Amortization of intangible assets was $0.6 million for the three months ended July 1, 2005 and was $1.2 million for the six months ended July 1, 2005. The net balance of our intangible assets as of June 30, 2006 was $0.7 million, compared with $1.6 million as of December 30, 2005.

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

The following table summarizes the activity related to our product warranty liability for the six months ended June 30, 2006 and July 1, 2005, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Six Months Ended
(in thousands, except per share amounts)	June 30, 2006	July 1, 2005
Balance at beginning of period	$1,454	$1,822
Provision	1,260	—
Payments	(172)	(290)

Balance at end of period	$2,542	$1,532

Note 7 – Common Stock Repurchases:

Share repurchase activities for the three and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Shares repurchased	448	1,873	2,666	4,128
Cost of shares repurchased	$9,403	$37,990	$53,068	$81,386
Average price per share	$20.99	$20.28	$19.91	$19.72

As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program. Since the inception of our stock repurchase program in 1996 through June 30, 2006, we have repurchased a total of 89.3 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At June 30, 2006, 18.7 million shares remained authorized for repurchases under our stock repurchase program.

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

On May 9, 2006, the stockholders approved an amendment to the 2005 Plan to increase by 10 million the number of shares of common stock reserved for issuance under the 2005 Plan. As of June 30, 2006, the 2005 Plan had a total of 25.4 million shares reserved for future issuance, of which 19.3 million shares were available for future grants.

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

As of June 30, 2006, the 1996 Stock Option Plan had 53.5 million shares reserved for future issuance and the 1998 Director Option Plan had 0.4 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Stock Option Plan and the 1998 Director Option Plan are for awards previously granted that remained outstanding as of June 30, 2006. We may no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various plans. The terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. As of June 30, 2006, 0.1 million shares were reserved for issuance for awards previously granted under these plans that remained outstanding as of June 30, 2006. We may no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands, except per share amounts)	Shares Available For Grant
Balance, December 30, 2005	11,659
Additional shares reserved	10,000
Stock option grants	(1,265)
Stock option exercises	—
Stock option forfeitures (1)	1,921
Restricted stock units granted (2)	(3,121)
Restricted stock units forfeited (2)	60

Balance, June 30, 2006	19,254

(1)	Includes 1,730,364 shares that were subject to awards granted under the Prior Stock Option Plans that were outstanding on the effective date of the 2005 Plan, and cancelled during the six months ended June 30, 2006. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the six months ended June 30, 2006, we granted 1,387,168 restricted stock units. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each restricted stock unit granted reduces the number of shares available for issuance by 2.25 shares and each restricted stock unit canceled increases shares available for issuance by 2.25 shares.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the six months ended June 30, 2006 is as follows:

(In thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	63,773	$18.98
Additional shares reserved	—	—
Grants	1,265	20.04
Exercises	(4,277)	8.83
Forfeitures	(1,925)	22.76

Outstanding, June 30, 2006	58,836	19.61	5.95	$84,675

Exercisable, June 30, 2006	43,936	$19.31	5.15	$81,346

(1)	Aggregate intrinsic value represents the total pre-tax value that would have been received by option holders if stock options would have been exercised on June 30, 2006 based on the closing stock price of $17.55.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
$ 0.01 – $13.91	13,550	4.28	$11.51	12,797	$11.39
$ 14.01 – $20.88	18,196	6.82	19.24	9,959	18.78
$ 20.95 – $23.13	12,712	6.33	22.00	9,529	22.23
$ 23.14 – $23.94	9,078	6.94	23.55	6,372	23.58
$ 23.99 – $61.56	5,300	4.58	29.11	5,279	29.12

	58,836	5.95	$19.61	43,936	$19.31

For the six months ended June 30, 2006, 4.3 million stock option shares were exercised. The intrinsic value of stock options exercised during the six months ended June 30, 2006 was $49.2 million. The intrinsic value represents the total pretax value received by option holders upon the exercise of stock options during the quarter.

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

On May 9, 2006, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 19.7 million to 20.7 million shares. As of June 30, 2006, 3.2 million shares were available for future issuances under this plan. Sales under the Employee Stock Purchase Plan were 579,605 shares of common stock at an average price of $14.12 for the six months ended June 30, 2006 and 438,916 shares of common stock at an average exercise price of $16.95 for the six months ended July 1, 2005.

Adoption of SFAS No. 123(R)

On December 31, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our condensed consolidated statements of income for the three and six months ended June 30, 2006:

(in thousands, except per share amounts)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$554	$1,077
Research and development	7,977	15,901
Selling, general, and administrative	10,158	20,624

Pre-tax incremental stock-based compensation expense	18,689	37,602
Less: income tax benefit	(4,996)	(9,584)

Net stock-based compensation expense	$13,693	$28,018

Effect on net income per share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

At June 30, 2006, unamortized compensation expense related to outstanding unvested stock options, restricted stock units, and ESPP Shares that are expected to vest was approximately $90 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and ESPP Shares, we will incur significant additional expense during fiscal 2006 related to new awards granted during 2006. During the three months ended March 31, 2006, stock-based compensation expense was not capitalized to inventory or property and equipment.

Under the modified prospective recognition method, prior period financial statements are not restated. Prior to the adoption of SFAS 123(R), as required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, we disclosed the following pro forma information to illustrate the effect on our net income and net income per share as if we had recorded compensation costs for the three and six months ended July 1, 2005 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

(in thousands, except per share amounts)	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Reported net income	$67,566	$131,332
Add: Stock-based employee compensation expense included in reported net income, net of tax	46	96
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax (as restated) (1)	(17,332)	(37,602)

Pro forma net income	$50,280	$93,826

Pro forma net income per share:
Basic	$0.13	$0.25

Diluted	$0.13	$0.25

Reported net income per share:
Basic	$0.18	$0.35

Diluted	$0.18	$0.35

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

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP Share. The assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Stock option plan:
Expected term (in years)	4.8	3.9	4.7	3.9
Expected stock price volatility	42.9%	46.4%	42.2%	48.2%
Risk-free interest rate	5.0%	4.0%	4.4%	3.4%
Weighted-average estimated fair value	$8.95	$8.26	$8.45	$8.11
Stock purchase plan:
Expected term (in years)	0.8	0.8	0.8	0.8
Expected stock price volatility	30.1%	39.1%	30.1%	39.1%
Risk-free interest rate	5.0%	3.3%	5.0%	3.3%
Weighted-average estimated fair value	$5.62	$6.05	$5.62	$6.05

For stock options, our expected term estimate represents the weighted average term for stock options that have completed the full contractual term based on the period from the date of grant to exercise, cancellation, or expiration. For ESPP Shares, the expected term represents the average term from grant date to purchase date.

Our expected stock price volatility assumption for both stock options and ESPP Shares is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year and our historical stock price volatility.

The interest rate used to value stock options and ESPP Shares approximates the risk-free interest rate of a zero-coupon Treasury bond on the date of grant. Our calculation of fair value per share for stock options and ESPP Shares assumes no expected dividends.

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

A summary of our restricted stock activity for the six months ended June 30, 2006 is as follows:

(In thousands, except price per share amounts	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding, December 30, 2005	—	$—
Grants	1,387	19.30
Exercises	—	—
Forfeitures	(26)	19.29

Outstanding, June 30, 2006	1,361	$19.30

Note 9 – Income Taxes:

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the US statutory tax rate. Our effective tax rate for the three and six months ended June 30, 2006 was 15%, compared with 26% and 23% for the three and six months ended July 1, 2005 respectively. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. These decreases were partially offset by the expiration of the federal Research and Development tax credit.

We maintain within our income taxes payable account reserves for tax contingencies. These reserves involve considerable judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and members of our Board of Directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“the NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At June 30, 2006, there were approximately 140 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera stock. At June 30, 2006, NQDC Plan assets and obligations were $63.0 million. At December 30, 2005, NQDC Plan assets and obligations were $61.6 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended June 30, 2006, the NQDC Plan experienced a net investment loss of $1.0 million. This loss resulted in a $1.0 million unfavorable impact to other income and a favorable impact to operating expenses, decreasing selling, general and administrative expenses by $0.6 million and decreasing research and development expenses by $0.4 million. During the six months ended June 30, 2006, the NQDC Plan experienced a net investment gain of $1.3 million. This gain resulted in a $1.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing compensation expense by $1.3 million. Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

Note 11 - Legal Proceedings:

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

Note 12 - Subsequent Events:

Stock Option Investigation and Regulatory Proceedings

On August 10, 2006, we received from the SEC an informal request for the production of documents relating to its informal inquiry into our stock option accounting practices. We continue to cooperate with both the SEC and the Department of Justice with respect to their investigations of our stock option accounting practices. If we are subject to adverse findings resulting from the above investigations, we could be required to pay significant damages or penalties or have other remedies imposed upon us.

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

On October 16, 2006, we announced that we expect to file with the SEC a Form 10-K/A for 2005 and Form 10-Q’s for the first and second quarters of 2006 by October 26, 2006, the deadline established by a NASDAQ Listing Panel.

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

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Cyclone™ II, MAX® II, HardCopy and HardCopy II devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, MAX 3000A; and

•	Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KC, APEX 20KE, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales were $334.1 million during the three months ended June 30, 2006, compared to $285.5 million for the three months ended July 1, 2005, representing a 17% increase in sales year-over-year. The year-over-year increase in sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Cyclone II and Max II families, and growth in sales of Mainstream Products, led by higher sales of our Stratix, Stratix GX and Cyclone families. The year-over-year sales increase reflects higher unit sales of all product categories, partially offset by declines in average unit selling prices.

Sales during the six months ended June 30, 2006 were $626.9 million compared to $550.3 million during the six months ended July 1, 2005, representing a 14% increase in sales year over year. The year over year sales increase was attributable to higher sales of our new products and mainstream products, partially offset by routine declines in average selling prices. The increase in sales of new products was driven by sales of our Stratix II, Stratix II GX, Cyclone II, MAX II families and mainstream products increased year over year primarily as a result of our Stratix, Cyclone II, and Max 3000 A families. .

Sales increased 14% sequentially to $334.1 million in the second quarter of 2006 from $292.8 million in the first quarter of 2006. The increase resulted from higher sales of all product categories.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
New	17%	8%	13%	138%	49%	15%	7%	151%
Mainstream	36%	32%	36%	32%	15%	36%	30%	34%
Mature and Other	47%	60%	51%	-8%	5%	49%	63%	-11%

Total Sales	100%	100%	100%	17%	14%	100%	100%	14%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
Communications	44%	43%	44%	19%	13%	44%	42%	18%
Industrial	34%	31%	33%	27%	16%	34%	31%	24%
Consumer	13%	16%	13%	-2%	19%	13%	17%	-9%
Computer and Storage	9%	10%	10%	8%	9%	9%	10%	3%

Total Sales	100%	100%	100%	17%	14%	100%	100%	14%

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
FPGA	70%	69%	71%	18%	12%	70%	69%	16%
CPLD	21%	20%	19%	25%	27%	20%	21%	13%
Other	9%	11%	10%	-3%	4%	10%	10%	2%

Total Sales	100%	100%	100%	17%	14%	100%	100%	14%

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
North America	25%	24%	26%	26%	12%	26%	24%	22%

Europe	24%	25%	25%	13%	9%	25%	26%	9%
Japan	24%	25%	25%	10%	8%	24%	25%	10%
Asia Pacific	27%	26%	24%	20%	29%	25%	25%	16%

Total International	75%	76%	74%	14%	15%	74%	76%	11%

Total Sales	100%	100%	100%	17%	14%	100%	100%	14%

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2006	July 1, 2005	March 31, 2006	June 30, 2006	July 1, 2005
Gross Margin Percentage	66.1%	68.3%	66.8%	66.4%	68.3%

Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$0.7	$3.4	$0.8	$1.5	$7.0
Percentage of Net Sales	0.2%	1.2%	0.3%	0.2%	1.3%

The decrease in gross margin for the three and six months ended June 30, 2006 compared to same periods a year ago were primarily as a result of a reduction in the benefit due to the sale of inventory previously written down in 2001. The gross margin benefit resulting from the sale of inventory previously written down decreased during the quarter ended June 30, 2006, and is expected to continue to decrease. As of June 30, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.7 million which was comprised of raw materials and work in process inventory only.

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation expense for all stock-based compensation. Compensation expense recognized during the three and six months ended June 30, 2006 had an immaterial impact on our gross margin.

Research and Development

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
Research and development	$63.9	$55.3	$62.9	16%	2%	$126.8	$106.7	19%
Percentage of Net Sales	19%	19%	21%			20%	19%

Research and development expenses include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers, depreciation, and the impact on compensation costs of the net investment gain or loss on our Nonqualified Deferred Compensation Plan. These expenditures were for the design of new PLD families, and the development of process technologies, new packages and design tools, and IP cores.

Research and development expenses increased 16% for the three months ended June 30, 2006 and increased 19% for the six months ended June 30, 2006 compared to the same periods a year ago primarily due to increased stock-based compensation expense resulting from our adoption of SFAS 123(R) during the three and six months ended June 30, 2006. The stock-based compensation expense classified as research and development expense was $8.0 million for three month periods ended June 30, 2006 and March 31, 2006, compared to zero for the three months ended July 1, 2005 and April 1, 2005, respectively. Research and development expenses also increased year-over-year due to higher labor costs, partially offset by lower spending on masks and prototype wafers.

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

Selling, General, and Administrative

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
Selling, General, and Administrative	$76.7	$55.9	$76.2	37%	1%	$153.0	$110.2	39%
Percentage of Net Sales	23%	20%	26%			24%	20%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 37% for the three months ended June 30, 2006 and increased 39% for the six months ended June 30, 2006 compared to the same periods a year ago. The increases were primarily due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123(R) during the three and six months ended June 30, 2006. The stock-based compensation expense classified as selling, general, and administrative expense was $10.2 million and $10.5 million respectively for the three months ended June 30, 2006 and March 31, 2006, compared to $0.07 million and $0.07 million respectively for the three months ended July 1, 2005 and April 1, 2005. The year-over-year increase also resulted from higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth, increased consulting expenses relating to the implementation of a new enterprise resource planning system, and increased support costs associated with the stock option investigation.

Interest and Other Income, Net

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(Dollars in millions)	June 30, 2006	July 1, 2005	March 31, 2006			June 30, 2006	July 1, 2005
Interest and Other Income, Net	$10.8	$8.1	$12.4	33%	-13%	$23.2	$12.6	84%
Percentage of Net Sales	3%	3%	4%			4%	2%

Interest and other income, net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (“NQDC Plan”). The year-over-year increases in interest and other income, net for the three and six months ended June 30, 2006 were driven primarily by increases in interest income as a result of higher investment yields.

During the three months ended June 30, 2006, the NQDC Plan experienced a net investment loss of $1.0 million. This loss resulted in a $1.0 million unfavorable impact to other income and a favorable impact to operating expenses, decreasing selling, general and administrative expenses by $0.6 million and decreasing research and development expenses by $0.4 million. During the six months ended June 30, 2006, the Plan experienced a net investment gain $1.3 million. This gain resulted in a $1.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing compensation expense by $1.3 million. There was no impact to income before income taxes, net income or cash balances. See “Note 10 – Nonqualified Deferred Compensation Plan” in the accompanying notes to condensed consolidated financial statements for background information regarding the Plan.

Provision for Income Taxes

Our effective tax rate for the three and six months ended June 30, 2006 was 15%, compared with 26% and 23% for the three months and six months ended July 1, 2005. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. This decrease was partially offset due to the expiration of the Research and Development Tax Credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

Our adoption of SFAS 123(R) in the quarter ended June 30, 2006 has had a favorable impact on our 2006 effective tax rate of approximately two percentage points. SFAS 123(R) may have a favorable or unfavorable impact on our effective tax rate in the future.

Stock-Based Compensation

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards. We have elected to adopt SFAS 123(R) using the modified prospective recognition method. The modified prospective recognition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares (“ESPP Shares”). Under the modified prospective recognition method, prior period financial statements are not restated.

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

During the three months ended June 30, 2006, we recorded total stock-based compensation of $18.7 million, compared with $0.1 million for the three months ended July 1, 2005. During the six months ended June 30, 2006, the stock-based compensation was $37.6 million, compared with $0.1 million for the six months ended July 1, 2005.

At June 30, 2006, unamortized compensation expense related to outstanding unvested stock options, restricted stock units and ESPP shares that are expected to vest was approximately $90 million. This unamortized compensation expense is expected to be recognized over a weighted average period of 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and ESPP shares, we will incur significant additional expense during fiscal 2006 related to new awards granted during 2006.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	June 30 2006	Dec. 30, 2005
Cash and cash equivalents	$713,571	$787,707
Short-term investments	543,238	378,881
Long-term investments	203,841	115,965

Total cash, cash equivalents, and investments	$1,460,650	$1,282,553

	Six Months Ended
(in thousands)	June 30 2006	July 1, 2005
Net cash provided by operating activities	$195,325	$126,031
Net cash (used for) provided by investing activities	(269,834)	87,080
Net cash used for financing activities	373	(43,697)

Net (decrease) increase in cash and cash equivalents	$(74,136)	$169,414

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

During the six months ended June 30, 2006, we spent $53.1 million to repurchase shares of our common stock, compared to $81.4 million for the six months ended July 1, 2005. The decrease was due to suspension of our stock repurchase program in May 2006. We also spent $16.2 million on capital expenditures during the six ended June 30, 2006, compared to $10.8 million in the six months ended July 1, 2005. We expect that capital expenditures will increase in 2006 as we launch a program to replace our enterprise resource planning (“ERP”) system. Total planned expenditures for the ERP system are estimated to be approximately $35 million and we expect to install and have the system operational in 2007. When our stock repurchase program is resumed, we also plan to use a portion of our available capital to repurchase shares of our common stock. As of September 29, 2006, we have incurred direct costs of approximately $9 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation. We expect to incur up to several million dollars of additional expense in the fourth quarter of 2006 associated with the conclusion of the investigation, litigation defense, and financial restatement.

Cash Flows

Our positive cash flows from operating activities for the six months ended June 30, 2006 was primarily attributable to net income of $136.0 million, adjusted for non-cash items including stock-based compensation expense of $37.6 million and depreciation and amortization of $15.3 million, and cash inflows of $7.1 million from changes in our working capital excluding cash. Non-cash working capital, changes included $109.5 million increase in deferred income and allowances on sales to distributors as a result of increased shipments into the channel, $53.7 million increase in accounts payables and accrued liabilities offset by $120.1 million increase in accounts receivable, $22.2 million increase in inventory and other assets and $13.8 million decrease in income taxes payable.

Cash used for investing activities for the six months ended June 30, 2006 primarily consist of purchases of available-for-sale investments of $513.4 million, partially offset by proceeds from the maturities and sales of investments of $259.8 million.

Cash used for financing activities for the six months ended June 30, 2006 primarily consisted of repurchases of our common stock of $53.1 million, partially offset by proceeds of $45.9 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 30, 2006, we had $132 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months. The impact of any adverse purchase commitments was immaterial as of June 30, 2006.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2011. There have been no significant changes to our operating lease obligations since our 2005 fiscal year end. Capital lease obligations recorded totaled $9.1 million as of June 30, 2006. Amortization expense for the three months ended June 30, 2006 related to assets recorded as capital leases was $0.9 million and for the six months ended June 30, 2006 was $2.0 million. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended June 30, 2006 and July 1, 2005 was immaterial. As of June 30, 2006, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Since the inception of our share repurchase program on July 15, 1996 until the temporary suspension of our share repurchase program in May 2006, we have repurchased a total of 89.3 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At June 30, 2006, 18.7 million shares remained authorized for repurchase under our stock repurchase program.

Share repurchase activities for the three and six months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30 2006	July 1, 2005	June 30 2006	July 1, 2005
Shares repurchased	448	1,873	2,666	4,128
Cost of shares repurchased	$9,403	$37,990	$53,068	$81,386
Average price per share	$20.99	$20.28	$19.90	$19.72

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

Our investment portfolio consisted of fixed income securities of various durations depending on the nature of the investments totaling $1.4 billion as of June 30, 2006. These securities are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase or decline immediately and uniformly by 10% from the levels as of June 30, 2006, the increase or decline in the fair value of the portfolio would not be material.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at June 30, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure you that there will not be a material impact in the future.

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

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10K/A for the year ended December 30, 2005 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2006, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Additional Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/06 – 4/28/06	338	$20.71	338	—	18,801
4/29/06 – 5/26/06	110	21.84	110	—	18,691
5/27/06 – 6/30/06	—	—		—	18,691

	448		448	—

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under the program announced on July 15, 1996 that has no specified expiration. As of June 30, 2006, the Board of Directors has authorized, since the inception of the program, a total of 108 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases. As a result of our failure to timely file our 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 9, 2006 at 4:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

	NOMINEES	FOR VOTES	AUTHORITY WITHHELD
	John P. Daane	317,901,784	6,358,528
	Robert W. Reed	318,036,648	6,223,664
	Robert J. Finocchio, Jr.	319,853,945	4,406,367
	Kevin McGarity	318,730,265	5,530,047
	Paul Newhagen	318,057,165	6,203,147
	William E. Terry	316,039,108	8,221,204
	Susan Wang	319,915,572	4,344,740
		FOR VOTES	VOTES AGAINST	ABSTENTIONS	BROKER “NON- VOTES”
2.	Approval of an amendment to the 2005 Equity Incentive Plan to increase by 10,000,000 the number of shares of common stock reserved for issuance under the plan.	204,684,314	79,966,533	1,792,690	37,816,775
3.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	256,558,402	28,103,508	1,781,627	37,816,775
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2006.	319,456,632	2,950,603	1,853,077	—

ITEM 5:	Other Information

2005 Equity Incentive Plan and 1987 Employee Stock Purchase Plan

At our 2006 Annual Meeting of Stockholders, held on May 9, 2006 (the “Annual Meeting”), our stockholders approved an amendment to our 2005 Equity Incentive Plan to increase by 10 million the number of shares reserved for issuance to a total of 25,991,502. In addition, at our Annual Meeting, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 1 million thereby increasing the total number of shares issuable under the plan from 19,700,000 to 20,700,000.

The foregoing summary of 2005 Equity Incentive Plan and 1987 Employee Stock Purchase Plan is not intended to be complete, and is qualified in its entirety by reference to the amended 2005 Equity Incentive Plan and 1987 Employee Stock Purchase Plan, which are filed as Exhibits 10.1 and 10.2, respectively, to this Report.

ITEM 6:	Exhibits

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect.(1)

#10.1+	2005 Equity Incentive Plan, as amended May 9, 2006.

#10.2+	1987 Employee Stock Purchase Plan, as amended May 9, 2006.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 16, 2006.
#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

/s/ James Callas
James Callas, Vice President
(duly authorized officer) and acting Chief Financial Officer (principal financial and accounting officer)

Date: October 23, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect.(1)

#10.1+	2005 Equity Incentive Plan, as amended May 9, 2006.

#10.2+	1987 Employee Stock Purchase Plan, as amended May 9, 2006.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 16, 2006.
#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.