Form 10-Q
period 2006-09-29
ALTERA CORP
filed 2006-11-08
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from___________ to _____________

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of common stock outstanding at October 27, 2006: 361,853,205

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	September 29, 2006	December 30, 2005
		(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$743,758	$787,707
Short-term investments	563,280	378,881

Total cash, cash equivalents and short-term investments	1,307,038	1,166,588
Accounts receivable, net of allowances of $5,113 and $5,055 as of September 29, 2006 and December 30, 2005, respectively	126,543	80,509
Inventories	93,437	70,711
Deferred income taxes	70,234	66,264
Deferred compensation plan assets	66,021	61,567
Other current assets	73,838	49,562

Total current assets	1,737,111	1,495,201
Long-term investments	267,899	115,965
Property and equipment, net	174,804	165,999
Deferred income taxes and other assets, net	56,853	50,531

Total assets	$2,236,667	$1,827,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,436	$29,388
Accrued liabilities	36,699	30,462
Accrued compensation	59,124	50,631
Deferred compensation plan obligations	66,021	61,567
Deferred income and allowances on sales to distributors	330,944	258,285
Income taxes payable	140,275	133,904

Total current liabilities	682,499	564,237
Capital lease obligations	1,486	3,871

Total liabilities	683,985	568,108

Stockholders’ equity:
Common stock: $0.001 par value; 1,000,000 shares authorized; outstanding - 361,777 shares at September 29, 2006 and 359,419 shares at December 30, 2005	362	359
Capital in excess of par value	492,157	385,201
Retained earnings	1,060,308	875,164
Deferred stock-based compensation	—	(46)
Accumulated other comprehensive loss	(145)	(1,090)

Total stockholders’ equity	1,552,682	1,259,588

Total liabilities and stockholders’ equity	$2,236,667	$1,827,696

(1)	See "Restatement of Previously Issued Financial Statements" in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Net sales	$341,213	$291,530	$968,143	$841,829
Cost of sales (1)	110,527	97,647	320,968	272,129

Gross margin	230,686	193,883	647,175	569,700

Operating expenses: (1)
Research and development	63,604	49,443	190,365	156,172
Selling, general, and administrative	80,773	57,289	233,771	167,518

Total operating expenses	144,377	106,732	424,136	323,690

Income from operations	86,309	87,151	223,039	246,010
Interest and other income, net	16,539	11,368	39,753	23,924

Income before income taxes	102,848	98,519	262,792	269,934
Provision for income taxes	(15,427)	(20,704)	(39,418)	(60,787)

Net income	$87,421	$77,815	$223,374	$209,147

Net income per share:
Basic	$0.24	$0.21	$0.62	$0.56

Diluted	$0.24	$0.21	$0.61	$0.55

Shares used in computing per share amounts:
Basic	361,840	372,690	360,607	372,870

Diluted (as restated for 2005) (2)	367,313	379,080	367,151	379,448

(1)    Effective December 31, 2005, Altera adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. See Note 8 “Stock-Based Compensation” for additional information. Stock-based compensation is included as follows:

Cost of sales	$422	$—	$1,499	$—
Research and development	$6,116	$—	$22,017	$—
Selling, general and administrative	$8,483	$69	$29,107	$213

(2)	See “Restatement of Previously Issued Financial Statements” in Note 1.

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	Sept. 29, 2006	Sept. 30, 2005
Cash Flows from Operating Activities:
Net income	$223,374	$209,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,410	21,769
Stock-based compensation	52,623	213
Deferred income tax credit	(11,701)	(11,150)
Tax benefit from stock-based compensation plans	17,033	16,700
Gross tax benefit from stock-based compensation	(12,372)	—
Changes in assets and liabilities:
Accounts receivable, net	(46,034)	(57,849)
Inventories	(22,726)	(3,223)
Other assets	(24,588)	(6,505)
Accounts payable and accrued liabilities	27,740	2,254
Deferred income and allowances on sales to distributors	72,659	25,203
Income taxes payable	6,371	52,798

Net cash provided by operating activities	304,789	249,357

Cash Flows from Investing Activities:
Purchases of property and equipment	(25,792)	(18,244)
Purchases of available-for-sale investments	(779,871)	(353,154)
Proceeds from the maturities and sales of available-for-sale investments	445,026	498,307
Proceeds from the maturities of held-to-maturity investments	—	14,470

Net cash (used for) provided by investing activities	(360,637)	141,379

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	52,187	46,045
Repurchases of common stock	(53,068)	(175,173)
Gross tax benefit from stock-based compensation	12,372	—
Increase in book overdrafts	4,625	3,029
Payments on capital lease obligations	(4,217)	—

Net cash provided by (used for) financing activities	11,899	(126,099)

Net (decrease) increase in cash and cash equivalents	(43,949)	264,637
Cash and cash equivalents at beginning of period	787,707	579,936

Cash and cash equivalents at end of period	$743,758	$844,573

Cash paid during the period for:
Income taxes paid, net of refunds	$27,746	$10,153
Interest paid on capital lease obligations	$761	$—
Capital lease obligation payments	$4,978	$—

Non-cash transactions:
Assets acquired under capital leases	$4,245	$7,470

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as, “Altera” “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 30, 2005 condensed consolidated balance sheet data was derived from our audited consolidated financial statements, as restated, included in our 2005 Annual Report on Form 10-K/A, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, as restated, for the year ended December 30, 2005 included in our Annual Report on Form 10-K/A, as filed on October 24, 2006 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 29, 2006 are not necessarily indicative of the results to be expected for any future period.

Restatement of Previously Issued Financial Statements

On October 24, 2006, we filed our 2005 Form 10-K/A amending our 2005 Form 10-K and restated our consolidated financial statements for the fiscal years 2005, 2004, 2003 and for each of the quarters in fiscal year 2004. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005, as well as a negligible change to fully diluted shares outstanding. We also restated the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in notes to the consolidated financial statements. We also restated our Selected Consolidated Financial Data for the fiscal years 2005, 2004, 2003, 2002 and 2001. The decision to restate our consolidated financial statements and related disclosures was based on facts obtained by management and the results of an independent investigation into our stock option accounting that was conducted by a special committee formed by our board of directors. The special committee, with the assistance of its independent legal counsel and forensic accountants undertook a comprehensive review of the facts giving rise to the restatement. This special committee was established after our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of our historical stock option practices. In the restatement we recorded additional non-cash, stock-based compensation expense resulting from seven occasions during fiscal years 1996 to 2001 in which the recorded grant dates for certain employee stock option grants differed from the actual grant dates and those grants were thus incorrectly accounted for under generally accepted accounting principles (“GAAP”). We also recorded additional non-cash, stock-based compensation expense resulting from modifications made during 1996 to 2002 to certain employees’ stock option grant agreements in connection with the termination of their employment. Although we did not believe that the effects of the restatement were material to the results of operations for years 2005, 2004, or 2003, we restated prior financial statements because the alternative method of correcting the errors, which was to record the cumulative impact of the error corrections in the quarter ended March 31, 2006, would have resulted in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006.

Stock-Based Compensation

On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units and purchase rights under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements, as of and for the three and nine months ended September 29, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 29, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of pro forma information under SFAS 123) to the straight-line single option method. Compensation expense for all stock-based awards granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all stock-based awards granted subsequent to December 30, 2005, will be recognized using the straight-line single option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and purchase rights under ESPP. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant.

Also see Note 8 “Stock-Based Compensation” for additional information.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations. The company’s accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenues.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal year 2006. We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not believe that the adoption of the provisions of SFAS No. 158 will materially impact our consolidated financial position and results of operations.

Note 2 – Balance Sheet Details

Inventories

Inventories at September 29, 2006 and December 30, 2005 were comprised of the following:

(in thousands)	September 29, 2006	December 30, 2005
Raw materials and work in process	$66,701	$50,071
Finished goods	26,736	20,640

Total inventories	$93,437	$70,711

We realized gross margin benefits of $0.4 million and $1.9 million for the three and nine months ended September 29, 2006, resulting from the sale of inventory written down in 2001. These benefits were $2.6 million and $9.5 million for the three and nine months ended September 30, 2005.

As of September 29, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.5 million which was comprised only of raw materials and work in process inventory.

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As a consequence, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory at the distributor as reported multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors and true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $116.2 million at September 29, 2006 and $74.2 million at December 30, 2005.

We also enter into arrangements that are, in substance, an arrangement to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $60.4 million at September 29, 2006 and $34.6 million at December 30, 2005.

Long-Term Investments

Effective September 30, 2005, we classified certain investments as long-term. These investments represent funds that are deemed to be in excess of our estimated operating requirements. Long-term investments carry maturities in excess of 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value based on quoted market prices as of the balance sheet date.

Property and Equipment

Property and equipment at September 29, 2006 and December 30, 2005 was comprised of the following:

(in thousands)	September 29, 2006	December 30, 2005
Land	$30,779	$30,779
Buildings	127,763	121,772
Equipment and software	219,497	209,244
Office furniture and fixtures	21,351	20,101
Leasehold improvements	7,482	6,739

Property and equipment, at cost	406,872	388,635
Accumulated depreciation and amortization	(232,068)	(222,636)

Property and equipment, net	$174,804	$165,999

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Capital leases recorded totaled $6.2 million as of September 29, 2006 and as of December 30, 2005. Amortization expense related to assets acquired under capital leases was $1.1 million and $3.1 million for the three and nine months ended September 29, 2006. Amortization expense was zero for the three and nine months ended September 30, 2005, respectively.

Note 3 – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Net income	$87,421	$77,815	$223,374	$209,147
Decrease (Increase) in unrealized losses on investments	2,894	(184)	1,488	380
Income tax benefit (provision)	(1,085)	92	(543)	(119)

Comprehensive income	$89,230	$77,723	$224,319	$209,408

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consist of the accumulated unrealized loss on investments, net of tax.

Note 4 – Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Our diluted income per share is calculated by including adjustments to our weighted average common shares outstanding during the period, assuming any dilutive effects of options, restricted stock units, and employee stock purchase plan shares, using the treasury stock method.

In applying the treasury stock method, we excluded 40.8 million stock option shares for the three months ended September 29, 2006 and 28.2 million stock option shares for the three months ended September 30, 2005, because their effect was anti-dilutive. Anti-dilutive stock option shares totaled 40.2 million shares for the nine months ended September 29, 2006 and 35.4 million for the nine months ended September 30, 2005. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of September 29, 2006 were in-the-money and included in our treasury stock calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Basic:
Net income	$87,421	$77,815	$223,374	$209,147

Weighted shares outstanding	361,840	372,690	360,607	372,870

Net income per share	$0.24	$0.21	$0.62	$0.56

Diluted:
Net income	$87,421	$77,815	$223,374	$209,147

Weighted shares outstanding	361,840	372,690	360,607	372,870
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	5,473	6,390	6,544	6,578

Diluted weighted shares outstanding (as restated for 2005 periods) (1)	367,313	379,080	367,151	379,448

Net income per share	$0.24	$0.21	$0.61	$0.55

(1)	See "Restatement of Previously Issued Financial Statements" in Note 1.

Note 5 – Deferred Income Taxes and Other Assets, Net

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

Our deferred income taxes and other assets, net, consisted primarily of the non-current portion of deferred tax assets of $53.0 million at September 29, 2006 and $45.8 million at December 30, 2005, as restated.

Also included in our deferred income taxes and other assets, net, are intangible assets. We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.3 million for the three months ended September 29, 2006 and was $1.2 million for the nine months ended September 29, 2006. Amortization of intangible assets was $0.6 million for the three months ended September 30, 2005 and was $1.8 million for the nine months ended September 30, 2005. The net balance of our intangible assets as of September 29, 2006 was $0.4 million, compared with $1.6 million as of December 30, 2005.

Note 6 – Indemnification and Product Warranty

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

We generally warrant our products, for varying lengths of time, against defects in materials, workmanship and non-conformance to our specifications. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

The following table summarizes the activity related to our product warranty liability for the nine months ended September 29, 2006 and September 30, 2005, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Nine Months Ended
(in thousands)	Sept. 29, 2006	Sept. 30, 2005
Balance at beginning of period	$1,454	$1,822
Provision	1,060	—
Payments	(172)	(290)

Balance at end of period	$2,342	$1,532

Note 7 – Common Stock Repurchases

Share repurchase activities for the three and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Shares repurchased	—	4,727	2,666	8,855
Cost of shares repurchased	$—	$93,787	$53,068	$175,173
Average price per share	$—	$19.84	$19.91	$19.78

As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program. Since the inception of our stock repurchase program in 1996 through September 29, 2006, we have repurchased a total of 89.3 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At September 29, 2006, 18.7 million shares remained authorized for repurchases under our stock repurchase program.

Note 8 – Stock-Based Compensation

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

On May 9, 2006, the stockholders approved an amendment to the 2005 Plan to increase by 10 million the number of shares of common stock reserved for issuance under the 2005 Plan. As of September 29, 2006, the 2005 Plan had a total of 24.2 million shares reserved for future issuance, of which 16.2 million shares were available for future grants.

Prior Stock Option Plans

Prior to stockholder approval of the 2005 Plan on May 10, 2005, we granted stock options under the 1996 Stock Option Plan and the 1998 Director Option Plan. The 1996 Plan provided for the periodic issuance of stock options to our employees, and the 1998 Director Option Plan provided for the periodic issuance of stock options to members of our Board of Directors who were not employees. The vesting period for the options granted under these plans is one to five years. The maximum contractual term of options granted under these plans is ten years.

As of September 29, 2006, the 1996 Stock Option Plan had 52.4 million shares reserved for future issuance and the 1998 Director Option Plan had 0.4 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Stock Option Plan and the 1998 Director Option Plan are for awards previously granted that remained outstanding as of September 29, 2006. We may no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various plans. The terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. As of September 29, 2006, 0.1 million shares were reserved for issuance for awards previously granted under these plans that remained outstanding as of September 29, 2006. We may no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands)	Shares Available For Grant
Balance, December 30, 2005	11,659
Additional shares reserved	10,000
Stock option grants	(1,731)
Stock option forfeitures (1)	2,671
Restricted stock units granted (2)	(6,543)
Restricted stock units forfeited (2)	163

Balance, September 29, 2006	16,219

(1)	Includes 2,402,609 shares that were subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan, and cancelled during the nine months ended September 29, 2006. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the nine months ended September 29, 2006, we granted 2,908,196 restricted stock units. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each restricted stock unit granted reduces the number of shares available for issuance by 2.25 shares and each restricted stock unit canceled increases shares available for issuance by 2.25 shares.

A summary of activity under all of our stock option plans and related weighted average exercise prices for the nine months ended September 29, 2006 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	63,773	$18.98
Additional shares reserved	—	—
Grants	1,731	19.43
Exercises	(4,865)	9.04
Forfeitures	(2,671)	22.47

Outstanding, September 29, 2006	57,968	19.66	5.74	$95,297

Exercisable, September 29, 2006	45,464	$19.41	5.07	$92,986

(1)	Aggregate intrinsic value represents the total pre-tax value that would have been received by option holders if stock options would have been exercised on September 29, 2006 based on the closing stock price of $18.38.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 0.01 – $13.91	12,966	4.06	$11.57	12,635	$11.51
$ 14.01 – $20.61	15,878	7.13	18.96	8,846	18.40
$ 20.62 – $22.49	12,321	6.02	21.61	9,540	21.72
$ 22.60 – $23.47	9,968	6.37	23.29	7,640	23.24
$ 23.50 – $61.56	6,835	4.30	27.86	6,803	27.87

	57,968	5.74	$19.66	45,464	$19.41

For the nine months ended September 29, 2006, 4.9 million stock option shares were exercised. The intrinsic value of stock options exercised during the nine months ended September 29, 2006 was $54.4 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan, and the vesting of restricted stock was $17.0 million and $16.7 million for the nine months ended September 29, 2006 and September 30, 2005, respectively.

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

On May 9, 2006, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 19.7 million to 20.7 million shares. As of September 29, 2006, 3.2 million shares were available for future issuance under this plan. Sales under the ESPP were 579,605 shares of common stock at an average price of $14.12 for the nine months ended September 29, 2006 and 438,916 shares of common stock at an average exercise price of $16.95 for the nine months ended September 30, 2005.

Adoption of SFAS 123(R)

On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation expense for employees on our condensed consolidated statements of income for the three and nine months ended September 29, 2006:

(in thousands, except per share amounts)	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
Cost of sales	$422	$1,499
Research and development	6,116	22,017
Selling, general, and administrative	8,483	29,107

Pre-tax stock-based compensation expense	15,021	52,623
Less: income tax benefits	(4,611)	(14,195)

Net stock-based compensation expense	$10,410	$38,428

Effect on net income per share:
Basic	$0.03	$0.11

Diluted	$0.03	$0.10

At September 29, 2006, unamortized compensation expense related to outstanding unvested stock options, restricted stock units, and employee purchase rights under our ESPP (“ESPP purchase rights”) that are expected to vest was approximately $87 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and purchase rights under ESPP, we will incur significant additional expense during fiscal year 2006 related to new awards granted during 2006. During the three and nine months ended September 29, 2006, no stock-based compensation expense was capitalized to either inventory or property and equipment.

Under the modified prospective recognition method, prior period financial statements are not restated. Prior to the adoption of SFAS 123(R), as required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, we disclosed the following pro forma information to illustrate the effect on our net income and net income per share as if we had recorded compensation expense for the three and nine months ended September 30, 2005 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$77,815	$209,147
Add: Stock-based employee compensation expense included in reported net income, net of tax	48	144
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax (as restated) (1)	(18,667)	(56,268)

Pro forma net income	$59,196	$153,023

Pro forma net income per share:
Basic	$0.16	$0.41

Diluted	$0.16	$0.40

Reported net income per share:
Basic	$0.21	$0.56

Diluted	$0.21	$0.55

(1)	See ”Restatement of Previously Issued Financial Statements” in Note 1.

Valuation of Stock-Based Compensation

Stock Options and ESPP Purchase Rights

We estimate the fair value of stock options and ESPP purchase rights on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, stock options granted under our stock option plans and ESPP purchase rights are not freely tradable, or transferable, and have vesting restrictions.

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP purchase right. The assumptions used to estimate the fair value of stock options and ESPP purchase rights granted during the three and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Stock option plan:
Expected term (in years)	4.8	4.1	4.7	3.9
Expected stock price volatility	42.9%	44.5%	42.4%	47.0%
Risk-free interest rate	5.0%	3.9%	4.6%	3.6%
Weighted-average estimated fair value	$7.73	$8.01	$8.26	8.09
ESPP purchase rights:
Expected term (in years)	0.8	0.8	0.8	0.8
Expected stock price volatility	30.1%	39.1%	30.1%	39.1%
Risk-free interest rate	5.0%	3.3%	5.0%	3.3%
Weighted-average estimated fair value	$5.62	$6.05	$5.62	$6.05

For stock options, our expected term estimate represents the weighted average term for stock options that have completed the full contractual term based on the period from the date of grant to exercise, cancellation, or expiration. For ESPP purchase rights, the expected term represents the average term from grant date to purchase date.

Our expected stock price volatility assumption for both stock options and ESPP purchase rights is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year and our historical stock price volatility.

The interest rate used to value stock options and ESPP purchase rights approximates the risk-free interest rate of a zero-coupon Treasury bond on the date of grant. Our calculation of fair value per share for stock options and ESPP purchase rights assumes no expected dividends.

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

A summary of our restricted stock unit activity for the nine months ended September 29, 2006 is as follows:

(in thousands, except price per share amounts)	Number of Shares	Weighted-Average Grant-Date Fair Market Value
Outstanding, December 30, 2005	—	$—
Grants	2,908	18.26
Exercises	—	—
Forfeitures	(73)	18.86

Outstanding, September 29, 2006	2,835	$18.25

Note 9 – Income Taxes:

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the US statutory tax rate. Our effective tax rate for the three and nine months ended September 29, 2006 was 15%, compared with 21% and 23% for the three and nine months ended September 30, 2005, respectively. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. These decreases were partially offset by the expiration of the federal Research and Development tax credit.

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

Note 10 – Nonqualified Deferred Compensation Plan:

We allow our U.S.-based officers, director-level employees, and members of our Board of Directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At September 29, 2006, there were approximately 140 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera stock. At September 29, 2006, NQDC Plan assets and obligations were $66.0 million. At December 30, 2005, NQDC Plan assets and obligations were $61.6 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.2 million and increasing selling, general and administrative expenses by $0.9 million. During the nine months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $3.4 million. This gain resulted in a $3.4 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.7 million and increasing selling, general and administrative expenses by $1.7 million. Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

During the three months ended September 30, 2005, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $1.4 million. During the nine months ended September 30, 2005, the NQDC Plan experienced a net investment gain of $1.6 million. This gain resulted in a $1.6 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $0.9 million.

Note 11 – Legal Proceedings

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

Note 12 – Subsequent Events

Stock Option Investigation and Regulatory Proceedings

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

On October 24, 2006, we filed with the SEC a Form 10-K/A for 2005 amending our Form 10-K for 2005 and restating our consolidated financial statements for the fiscal years 2005, 2004, and 2003 and for each of the quarters in fiscal year 2004. Also see Note 1 for further discussion of the restatement of previously issued financial statements.

As of October 27, 2006, the Company had incurred direct costs of approximately $10 million associated with the special committee’s investigation and additional related professional services and consulting fees associated with the restatement effort and litigation.

NASDAQ Delisting

We previously received two NASDAQ Staff Determinations stating that we were not in compliance with Marketplace Rule 4310(c)(14) because we had not timely filed our Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and therefore, that our securities were subject to delisting from The NASDAQ Global Market.

On October 16, 2006, we announced that we expected to file with the SEC a Form 10-K/A for 2005 and Form 10-Q’s for the first and second quarters of 2006 by October 26, 2006, the deadline established by a NASDAQ Listing Panel.

On October 24, 2006, we filed with the SEC our Form 10-K/A for 2005 and our Form 10-Q’s for the first and second quarters of 2006.

On October 26, 2006, we received notification from the NASDAQ Listing Panel that we had achieved compliance with all NASDAQ Marketplace Rules and that, accordingly, the NASDAQ Listing Panel had determined to continue the listing of the company’s securities on The NASDAQ Global Market.

Departure of Chief Financial Officer; Appointment of Acting Chief Financial Officer

On October 16, 2006, we issued a press release announcing that Nathan Sarkisian, our Chief Financial Officer, had retired from the Company and that James W. Callas has assumed the roles of Principal Financial and Accounting Officer and acting Chief Financial Officer. We also announced that a search for Mr. Sarkisian’s replacement was ongoing.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 24, 2006, we filed our 2005 Form 10-K/A amending our 2005 Form 10-K and restated our consolidated financial statements for the fiscal years 2005, 2004, 2003 and for each of the quarters in fiscal year 2004. The effects of this restatement on the fiscal year ended December 30, 2005 were negligible and therefore we did not restate any fiscal 2005 consolidated financial statements, except to reflect the cumulative restatement adjustments made to the consolidated balance sheet as of December 30, 2005, as well as a negligible change to fully diluted shares outstanding. We also restated the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) included in notes to the consolidated financial statements. We also restated our Selected Consolidated Financial Data for the fiscal years 2005, 2004, 2003, 2002 and 2001. The decision to restate our consolidated financial statements and related disclosures was based on facts obtained by management and the results of an independent investigation into our stock option accounting that was conducted by a special committee formed by our board of directors. The special committee, with the assistance of its independent legal counsel and forensic accountants undertook a comprehensive review of the facts giving rise to the restatement. This special committee was established after our Chief Executive Officer and General Counsel, on their own initiative, commenced a review of our historical stock option practices. In the restatement we recorded additional non-cash, stock-based compensation expense resulting from seven occasions during fiscal years 1996 to 2001 in which the recorded grant dates for certain employee stock option grants differed from the actual grant dates and those grants were thus incorrectly accounted for under generally accepted accounting principles (“GAAP”). We also recorded additional non-cash, stock-based compensation expense resulting from modifications made during 1996 to 2002 to certain employees’ stock option grant agreements in connection with the termination of their employment. Although we did not believe that the effects of the restatement were material to the results of operations for years 2005, 2004, or 2003, we restated prior financial statements because the alternative method of correcting the errors, which was to record the cumulative impact of the error corrections in the quarter ended March 31, 2006, would have resulted in a material charge to that period and such a charge would likely have a material impact on our fiscal year ended December 29, 2006.

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

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Cyclone® II, MAX® II, HardCopy® and HardCopy II devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, MAX 3000A; and

•	Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KC, APEX 20KE, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales were $341.2 million during the three months ended September 29, 2006, compared to $291.5 million for the three months ended September 30, 2005, representing a 17% increase in sales year-over-year. The year-over-year increase in sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Cyclone II and Max II families, and growth in sales of Mainstream Products, led by higher sales of our Stratix GX, Stratix and Cyclone families. The year-over-year sales increase reflects higher unit sales of all product categories, partially offset by declines in average unit selling prices.

Sales during the nine months ended September 29, 2006 were $968.1 million compared to $841.8 million during the nine months ended September 30, 2005, representing a 15% increase in sales year over year. The year over year sales increase was attributable to higher unit sales of our New and Mainstream Products, partially offset by a decline in unit sales of Mature and Other Products as well as routine declines in average selling prices. The increase in sales of New Products was driven by sales of our Stratix II, Stratix II GX, Cyclone II, MAX II families and Mainstream Products increased year over year primarily as a result of our Stratix, Cyclone, and Max 3000A families.

Sales increased 2% sequentially to $341.2 million in the third quarter of 2006 from $334.1 million in the second quarter of 2006. The increase resulted primarily from higher sales of New Products partially offset by a decline in sales of Mature and Other Products.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
New	21%	10%	17%	142%	26%	17%	8%	147%
Mainstream	36%	38%	36%	10%	1%	36%	33%	24%
Mature and Other	43%	52%	47%	-2%	-6%	47%	59%	-8%

Total Sales	100%	100%	100%	17%	2%	100%	100%	15%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
Communications	41%	40%	44%	21%	-3%	43%	41%	20%
Industrial	33%	33%	34%	15%	-2%	33%	32%	21%
Consumer	15%	16%	13%	5%	11%	14%	16%	-5%
Computer and Storage	11%	11%	9%	25%	27%	10%	11%	10%

Total Sales	100%	100%	100%	17%	2%	100%	100%	15%

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
FPGA	71%	70%	70%	19%	5%	71%	69%	17%
CPLD	19%	19%	21%	16%	-11%	20%	20%	14%
Other	10%	11%	9%	7%	14%	10%	11%	3%

Total Sales	100%	100%	100%	17%	2%	100%	100%	15%

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
North America	23%	24%	25%	12%	-6%	25%	24%	19%

Europe	27%	25%	24%	27%	13%	26%	26%	15%
Japan	22%	25%	24%	5%	-4%	24%	25%	8%
Asia Pacific	28%	26%	27%	24%	6%	26%	25%	18%

Total International	77%	76%	75%	19%	5%	75%	76%	14%

Total Sales	100%	100%	100%	17%	2%	100%	100%	15%

Gross Margin

(Dollars in millions)	Three Months Ended			Nine Months Ended
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006	Sept. 29, 2006	Sept. 30, 2005
Gross Margin Percentage	67.6%	66.5%	66.1%	66.8%	67.7%

Included in Reported Gross Margin Percentage Above:
Gross Margin Benefit from Sale of Inventory Written Down in 2001	$0.4	$2.6	$0.7	$1.9	$9.5
Percentage of Net Sales	0.1%	0.9%	0.2%	0.2%	1.1%

The increase in gross margin for the three months ended September 29, 2006 compared to the same period a year ago was primarily due to cost reductions and customer mix.

The decrease in gross margin for the nine months ended September 29, 2006 compared to the same period a year ago was primarily as a result of a reduction in the gross margin benefit resulting from the sale of inventory previously written down in 2001. The gross margin benefit resulting from the sale of inventory written down in 2001 will continue to decline and will be near zero by the end of 2006. As of September 29, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.5 million which was comprised only of raw materials and work in process inventory.

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires us to recognize compensation expense for all stock-based compensation. Compensation expense recognized during the three and nine months ended September 29, 2006 had an immaterial impact on our gross margin.

Research and Development

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
Research and development	$63.6	$49.4	$63.9	29%	0%	$190.4	$156.2	22%
Percentage of Net Sales	19%	17%	19%			20%	19%

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

Research and development expenses increased 29% for the three months ended September 29, 2006 and increased 22% for the nine months ended September 29, 2006 compared to the same periods a year ago primarily due to increased stock-based compensation expense resulting from our adoption of SFAS 123(R) effective December 31, 2005. The stock-based compensation expense classified as research and development expense was $6.1 million and $22.0 million, respectively, for the three months and nine months ended September 29, 2006, compared to zero for the three months and nine months ended September 30, 2005, respectively. Research and development expenses also increased year-over-year due to higher labor and employee related costs and higher capital depreciation for both the three month and nine month periods ended September 29, 2006 , partially offset by lower spending on masks and prototype wafers.

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

Selling, General, and Administrative

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
Selling, General, and Administrative	$80.8	$57.3	$76.7	41%	5%	$233.8	$167.5	40%
Percentage of Net Sales	24%	20%	23%			24%	20%

Selling, general, and administrative expenses primarily includes labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

Selling, general, and administrative expenses increased 41% for the three months ended September 29, 2006 and increased 40% for the nine months ended September 29, 2006 compared to the same periods a year ago. The increases were primarily due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123(R) effective December 31, 2005. The stock-based compensation expense classified as selling, general, and administrative expense was $8.5 million and $29.1 million, respectively for the three and nine months ended September 29, 2006, compared to $0.07 million and $0.21 million, respectively for the three and nine months ended September 30, 2005. The year-over-year increase also resulted from increased professional fees associated with our stock option investigation of approximately $6.3 million and $9.0 million for the three and nine months ended September 29, 2006. Other reasons for the year over year increase included higher labor and benefit costs and increased consulting expenses relating to the implementation of a new enterprise resource planning system.

Interest and Other Income, Net

(Dollars in millions)	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	Sept. 29, 2006	Sept. 30, 2005	June 30, 2006			Sept. 29, 2006	Sept. 30, 2005
Interest and Other Income, Net	$16.5	$11.4	$10.8	45%	53%	$39.8	$23.9	67%
Percentage of Net Sales	5%	4%	3%			4%	3%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our Nonqualified Deferred Compensation Plan (“NQDC Plan”). The year-over-year increases in interest and other income, net, for the three and nine months ended September 29, 2006 were driven primarily by increases in interest income as a result of higher investment yields and higher cash balances.

During the three months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.2 million and increasing selling, general and administrative expenses by $0.9 million. During the nine months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $3.4 million. This gain resulted in a $3.4 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.7 million and increasing selling, general and administrative expenses by $1.7 million. There was no impact to income before income taxes, net income or cash balances. See “Note 10 – Nonqualified Deferred Compensation Plan” in the accompanying notes to condensed consolidated financial statements for background information regarding the NQDC Plan.

During the three months ended September 30, 2005, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $1.4 million. During the nine months ended September 30, 2005, the NQDC Plan experienced a net investment gain of $1.6 million. This gain resulted in a $1.6 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.7 million and selling, general and administrative expenses by $0.9 million.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended September 29, 2006 was 15%, compared with 21% and 23% for the three months and nine months ended September 30, 2005. The decrease in our effective tax rate was primarily due to the impact associated with expensing predominantly U.S. related stock-based compensation in accordance with SFAS 123(R), a favorable change in the geographical mix of income, and an increase in tax-exempt income. This decrease was partially offset due to the expiration of the Research and Development Tax Credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

Our adoption of SFAS 123(R) for the nine months ended September 29, 2006 has had a favorable impact on our 2006 effective tax rate of approximately two percentage points. SFAS 123(R) may have a favorable or unfavorable impact on our effective tax rate in the future.

Stock-Based Compensation

On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards. We have elected to adopt SFAS 123(R) using the modified prospective transition method. The modified prospective transition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units, and purchase rights under our Employee Stock Purchase Plan shares (“ESPP”) based on estimated fair values. Under the modified prospective transition method, prior period financial statements are not restated.

Prior to the adoption of SFAS 123(R) on December 31, 2005, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) , Under APB 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

During the three months ended September 29, 2006, we recorded total stock-based compensation of $15.0 million, compared with $0.1 million for the three months ended September 30, 2005. During the nine months ended September 29, 2006, the stock-based compensation was $52.6 million, compared with $0.2 million for the nine months ended September 30, 2005.

At September 29, 2006, unamortized compensation expense related to outstanding unvested stock options, restricted stock units and ESPP shares that are expected to vest was approximately $87 million. This unamortized compensation expense is expected to be recognized over a weighted average period of 2 1/2 years. In addition to the expense for outstanding unvested stock options, restricted stock units and ESPP shares, we will incur significant additional expense during fiscal 2006 related to new awards granted during 2006.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	Sept. 29, 2006	Dec. 30, 2005
Cash and cash equivalents	$743,758	$787,707
Short-term investments	563,280	378,881
Long-term investments	267,899	115,965

Total cash, cash equivalents, and investments	$1,574,937	$1,282,553

	Nine Months Ended
(in thousands)	Sept. 29, 2006	Sept. 30, 2005
Net cash provided by operating activities	$304,789	$249,357
Net cash (used for) provided by investing activities	(360,637)	141,379
Net cash provided by (used for) financing activities	11,899	(126,099)

Net (decrease) increase in cash and cash equivalents	$(43,949)	$264,637

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows. We currently use cash generated from operations for capital expenditures, investments and repurchases of our common stock. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and investments, plus the anticipated cash generated from operations, will be adequate to finance our operations and capital expenditures for at least the next year.

During the nine months ended September 29, 2006, we spent $53.1 million to repurchase shares of our common stock, compared to $175.2 million for the nine months ended September 30, 2005. The decrease was due to the temporary suspension of our stock repurchase program beginning in May 2006. We also spent $25.8 million on capital expenditures during the nine months ended September 29, 2006, compared to $18.2 million in the nine months ended September 30, 2005. We expect that capital expenditures will increase in 2006 as we launch a program to replace our enterprise resource planning (“ERP”) system. Total planned expenditures for the ERP system are estimated to be approximately $35 million, of which $19 million has been spent through October 27, 2006. We expect to install and have the system operational in 2007. When our stock repurchase program resumes, we also plan to use a portion of our available capital to repurchase shares of our common stock.

Cash Flows

Our positive cash flows from operating activities for the nine months ended September 29, 2006 was primarily attributable to net income of $223.4 million, adjusted for non-cash items including stock-based compensation expense of $52.6 million, depreciation and amortization of $22.4 million, and cash inflows of $13.4 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $72.7 million increase in deferred income and allowances on sales to distributors as a result of increased shipments into the channel, a $27.7 million increase in accounts payables and accrued liabilities offset by a $46.0 million increase in accounts receivable, a $22.7 million increase in inventory, and a $24.6 million increase in other assets primarily due to an increase in advances to distributors.

Cash used for investing activities for the nine months ended September 29, 2006 primarily consist of purchases of available-for-sale investments of $779.9 million, partially offset by proceeds from the maturities and sales of investments of $445.0 million.

Cash used for financing activities for the nine months ended September 29, 2006 primarily consisted of repurchases of our common stock of $53.1 million, partially offset by proceeds of $52.2 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

Purchase Commitments and Contractual Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 29, 2006, we had approximately $110 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months. The impact of any adverse purchase commitments was immaterial as of September 29, 2006.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2011. There have been no significant changes to our operating lease obligations since our 2005 fiscal year end. The balance of our capital lease obligation was $6.2 million as of September 29, 2006 and as of December 30, 2005. Amortization expense related to assets acquired under capital leases was $1.1 million and $3.1 million for the three and nine months ended September 29, 2006. Amortization expense was zero for the three and nine months ended September 30, 2005, respectively. We also enter into various non-cancelable contracts to acquire goods and services, as well as corporate guarantees and commitments, in the normal course of business.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three and nine months ended September 29, 2006 and September 30, 2005 was immaterial. As of September 29, 2006, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

Common Stock Repurchases

Since the inception of our share repurchase program on July 15, 1996 until the temporary suspension of our share repurchase program in May 2006, we have repurchased a total of 89.3 million shares of our common stock for an aggregate cost of $1.9 billion. All shares were retired upon acquisition. At September 29, 2006, 18.7 million shares remained authorized for repurchase under our stock repurchase program.

Share repurchase activities for the three and nine months ended September 29, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Shares repurchased	—	4,727	2,666	8,855
Cost of shares repurchased	$—	$93,787	$53,068	$175,173
Average price per share	$—	$19.84	$19.91	$19.78

As a result of our failure to timely file our Form 10-Q for the quarter ended March 31, 2006, effective May 11, 2006 we temporarily suspended our stock repurchase program.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation),” (“EITF 06-3”). The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations. The company’s accounting policy has been to present the above mentioned taxes on a net basis, excluded from revenues.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal year 2006. We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not believe that the adoption of the provisions of SFAS No. 158 will materially impact our consolidated financial position and results of operations.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.6 billion as of September 29, 2006. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at September 29, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

/s/ James W. Callas
James W. Callas, Vice President
(duly authorized officer) and acting Chief Financial Officer (principal financial and accounting officer)

Date: November 8, 2006

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