Form 10-K
period 2006-12-29
ALTERA CORP
filed 2007-02-27
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2006

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

Title of Each Class

Common Stock, $0.001 par value per share

Name of Each Exchange on which registered

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,445,664,280 as of June 30, 2006 based upon the closing sale price on the NASDAQ Global Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

There were 356,537,542 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders which will be held on May 8, 2007 at 4:00 p.m. local time, at Altera’s offices at 101 Innovation Drive, San Jose, California.

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

▪

our gross margins and factors that affect gross margins (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gross Margin”);

▪	the commercial success of our new products (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	our research and development expenditures and efforts (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Research and Development Expenses”);

▪	our capital expenditures (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, and Capital Resources”);

▪

the growth prospects of the semiconductor industry and PLD market, including the FPGA and CPLD product sub-segments (see “Item 1: Business – Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	the risk of exposure to product liability claims (see “Item 1A: Risk Factors – We may be subject to product liability claims”);

▪	our provision for tax liabilities and other critical accounting estimates (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	our market share in relation to competitors (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪

the growth of our revenues generally and revenues from specific products such as HardCopy devices (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	projections regarding if and when certain product sales may peak or decline (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	the impact of accounting pronouncements (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”); and

▪

trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed chip alternatives and our belief that maintaining or increasing market share in the FPGA product sub-segment is important to our success (see “Item 1: Business – Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”).

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

Founded in 1983, Altera Corporation designs, manufactures, and markets: (1) programmable logic devices, or PLDs; (2) HardCopy® structured application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property, or IP cores; and (4) associated development tools. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our web site is www.altera.com. Our common stock trades on the NASDAQ Global Market under the symbol ALTR.

Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits, or chips, that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. Our HardCopy structured ASIC devices, which offer greatly reduced die size due to the removal of programmable routing and other circuits in our highest density FPGAs, enable our customers to transition from a high-density FPGA to a low-cost non-programmable implementation of their designs for volume production. Because they are customized only on the last few mask layers, HardCopy devices deliver performance that is comparable to traditional ASIC devices, but with reduced development costs and shorter production lead times. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations.

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

MARKET SEGMENT	MARKET SUB-SEGMENT	APPLICATION/PRODUCT
COMMUNICATIONS	NETWORKING	• Routers • Switches
	WIRELINE	• Access Systems • Metropolitan Area Networks • Optical Networks
	WIRELESS	• Cellular Base Stations • Wireless Local Area Networks
COMPUTER AND STORAGE	COMPUTER	• Mainframes • Servers
	OFFICE AUTOMATION	• Copiers • Multi-Function Peripherals • Printers
	STORAGE	• Redundant Array of Inexpensive Disks (RAID) Systems • Storage Area Networks
CONSUMER	BROADCAST	• Studio Editing Equipment • Satellite Equipment • Broadcasting Equipment
	ENTERTAINMENT	• Flat Panel Televisions • Cable Set Top Boxes
INDUSTRIAL	AUTOMOTIVE	• Car Entertainment Systems • Navigation Systems
	INSTRUMENTATION	• Manufacturing Systems • Medical Diagnostic Systems • Test Equipment
	MILITARY	• Guidance and Control Systems • Radar Systems • Secure Communications Systems
	SECURITY / ENERGY MANAGEMENT	• Surveillance Systems • Card Readers • Energy Management Systems

Digital Logic Overview

Three principal types of digital integrated circuits are used in most electronic systems: (1) processors, (2) memory, and (3) logic.

▪	Processors, which include microprocessors, microcontrollers, and digital signal processors, are typically used for control, central computing tasks, and signal processing;

▪	Memory is used to store programming instructions and data; and

▪	Logic is typically used to manage the interchange and manipulation of digital signals within a system.

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

ASICs, also frequently referred to as standard cells, are defined by the end customer and customized during manufacturing at the chip fabrication facility. As a result, a given ASIC has a fixed function for use by a single customer in a single application. ASSPs are defined by the ASSP supplier and sold as standard devices that usually cannot be customized by the end user. Rather than being built for a single customer as in the case of an ASIC, an ASSP is built for a specific type of application and is typically targeted and sold to a limited number of customers. For simplicity, an ASSP may be viewed as an ASIC developed for more than one customer. In contrast to the fixed nature of both ASICs and ASSPs, PLDs are customized by the end customer and hence can be used in a wide range of applications. As a result, a given PLD is typically sold to hundreds or thousands of customers.

The inherent flexibility of PLDs provides significant advantages to the end customer over ASICs, including design change simplicity, shorter design cycles, and lower development cost. In contrast to ASIC users, PLD users program their design directly into the PLD and can have custom chips that are fully functioning and verified at the time the design is completed, thereby bypassing the lengthy and complex cycles involved in the verification and fabrication of ASICs. As a result of user programmability, PLD customers may experiment with and revise their designs in a relatively short amount of time and with minimum development cost. The ease-of-use and time-to-market advantages of PLDs are complemented by the added benefit of field upgradeability, which generally enables PLD users to modify the PLD design after the electronic system has been shipped.

Due to their programmability, however, PLDs generally have a larger die size and associated higher per-unit cost when compared to ASICs. While the customized manufacturing of ASICs can result in more optimized chip performance and lower per-unit cost than PLDs, ASICs require higher up-front costs and longer manufacturing lead times.

Historically, due to their lower per-unit costs, ASICs have been viewed as more cost effective than PLDs for large-volume, low-cost applications such as consumer electronics. Consequently, the unit volume of a PLD implementation is typically lower than that for an ASIC implementation. Additionally, some customers may choose to prototype with PLDs for initial engineering development and then re-design to an ASIC in volume production for lower per-unit cost. While such re-designs have always been an aspect of the PLD business, we believe that the following factors are driving electronic systems manufacturers to use PLDs for their systems’ entire life cycle: (1) the continual reduction in the price premium of programmable logic; (2) the ever-shortening product life cycle of many electronic systems; and (3) the use of more advanced chip manufacturing technology, which heightens the failure risk of ASICs and the up-front costs of design, verification and mask development, known as non-recurring engineering costs.

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

Strategy and Competition

We believe that the increasing cost associated with the use of advanced chip manufacturing technology is driving the development and use of standard, programmable digital integrated circuits. As with microprocessors and memory, PLDs provide the flexibility for the end user to change and define circuits without incurring the cost, risk and delays of custom chip fabrication. Consequently, we believe that customers will increasingly use PLDs for both prototyping and production rather than ASICs or ASSPs, despite the higher per-unit cost of PLDs.

In order to capture a larger percentage share of the semiconductors purchased by our customers, we are focused on providing the most advanced programmable solutions. To accomplish this goal, we strive to offer our customers:

▪	PLDs with the speed, density, functionality, and package types to meet their specific needs;

▪	PLDs optimized for low-cost and high-volume applications;

▪	HardCopy devices that enable our customers to easily move from our largest PLDs to a low-cost structured ASIC implementation of their designs;

▪	Optimized, pre-verified system-level IP cores to speed their design process;

▪	State-of-the-art development tools that offer low cost, ease-of-use and compatibility with other industry-standard electronic design automation, or EDA, tools; and

▪	A complete customer support system.

We believe that the greatest opportunity for our growth is displacing ASICs and ASSPs. As a result, our strategy in recent years has not only been to add more prototyping customers, but more importantly, to use cost optimized products to increase our penetration into high volume customers and end markets. We compete with other PLD vendors to realize this opportunity and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Using publicly available data and information obtained from Gartner Dataquest, we estimate that the smaller vendors, including Lattice Semiconductor Corporation and Actel Corporation, together comprise approximately 15% of the PLD market. Within the PLD market, sales of FPGAs and CPLDs constitute the majority of revenues. CPLDs and FPGAs are often viewed as two distinct sub-segments of the PLD market and, due to product differences, generally do not compete directly for the same customer designs. Altera was an early entrant in the CPLD sub-segment and, based on our estimates, we believe that in 2006 and 2005 we had a 42% share in the CPLD sub-segment, 44% in 2004, and 47% in 2003. The FPGA sub-segment has outgrown the CPLD sub-segment. FPGAs now comprise approximately 75% of total PLD sales, and it is generally accepted by participants and observers of the industry that the FPGA sub-segment will continue to be the fastest growing sub-segment of the PLD market. Based on our estimates, we believe that in 2006 we had a 33% share in the FPGA sub-segment, up from 32% in 2005, 30% in 2004 and 29% in 2003, and that maintaining or increasing market share in this sub-segment is important to our long-term growth.

Competition among PLD vendors is most intense in the “design-win” phase of the customer’s design. The design-win phase refers to the customer’s selection of a particular vendor’s product for use in the customer’s electronic system. Because each vendor’s product offering is proprietary, the cost to switch PLD devices after a system has been designed and prototyped is very high. Therefore, customers rarely switch PLD vendors after this initial selection for a particular design. From the time a design win is secured it can be as long as two years, and sometimes longer, before the customer starts volume, or production, purchases of our devices. Typically, the customer selects the PLD vendor relatively early in the customer’s design program. It generally takes several years from that point before the customer has completed its entire system design, built prototypes, sampled the marketplace for customer acceptance, made any modifications, and established volume manufacturing capacity. Thus, movements in PLD market share often occur some time after the change in relative competitiveness that gave rise to the market share shift. Because of this time lag, market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the degree of success or timing of a customer’s program, and because the end markets are so fragmented (we have over 14,000 PLD customers), it is difficult even for PLD vendors to gauge their competitive strength in securing design wins as of a particular point in time.

Principal competitive factors in the PLD sub-segment include:

▪	Technical innovation;

▪	Device performance and features;

▪	Capability of software development tools and IP cores;

▪	Pricing and availability;

▪	Quality and reliability;

▪	Technical service and customer support;

▪	Manufacturing and operational competence; and

▪	Customer familiarity with existing vendors and entrenched products.

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

DEVICES

Our devices fall into the following four categories: (1) FPGAs, (2) CPLDs, (3) low-cost HardCopy structured ASIC devices, and (4) configuration devices that store the programming code for our FPGAs. These devices span multiple architectures and device families, with numerous product options. Each device family offers unique functional benefits and differing density and performance specifications. Sales of FPGAs accounted for 71% of our total sales in 2006, 70% in 2005, and 68% in 2004. Sales of CPLDs accounted for 19% of our total sales in 2006, 20% in 2005, and 23% in 2004. Sales of our other products accounted for 10% of our total sales in 2006, 10% in 2005, and less than 10% of our total sales in 2004. Some of our latest device families, which are typically designed into new end equipment, are summarized and described below. Certain of our more mature device families, which are not now typically designed into new end equipment but may still comprise significant portions of our total revenue, have been omitted from the descriptions below.

Stratix II and Stratix III High-End, System-Level FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications in communications, computing and storage, consumer, and industrial markets. Architectural innovations within Stratix FPGAs help provide high logic density and performance and low power consumption, while offering high speed and flexible embedded system functionality such as memory and digital signal processing (DSP) blocks. Additionally, our Stratix II GX FPGA devices offer advanced transceiver capabilities for applications that require reliable, multi-gigabit data transfer rates. Our Stratix III family is planned for initial shipment in 2007 and offers the lowest power consumption amongst high performance FPGAs in the marketplace.

Cyclone II Low-Cost, High-Volume FPGAs

Our Cyclone™ product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications across a vast array of end markets within the communications, computing and storage, consumer, and industrial markets. Architectural innovation allows Cyclone devices to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications across all our served markets in areas such as digital set-top boxes, DVD player/recorder systems, automotive telematics, and flat panel televisions.

MAX II CPLDs

Our MAX® CPLD product families are instant-on, non-volatile devices that address a wide range of high-speed glue logic functions found in a broad range of electronics equipment in the communications, computing and storage, consumer, and industrial markets. Glue logic enables the interaction of multiple subsystem components. Our current generation MAX II devices are based on a newly developed and revolutionary architecture that reduces costs by up to 50 percent or more, consumes 90 percent less power, and increases performance by as much as 50 percent over the previous generation MAX family.

HardCopy and HardCopy II Structured ASIC Devices

Our HardCopy and HardCopy II (HardCopy) products offer customers a migration path from the highest density FPGA families to a low-cost structured ASIC device for high-volume production applications. In contrast to traditional cell-based ASICs, in which every mask layer is custom and unique to the customer’s design, “structured ASICs” share a common set of base layers and the customer’s design is implemented in the device by customizing only the last few mask layers. For a given process technology, structured ASIC devices deliver nearly the performance of comparable ASICs, but with reduced development costs and shorter production lead-times.

HardCopy device base arrays are developed from equivalent FPGAs by removing the configuration circuitry, programmable routing, and programmability for logic and memory. This scheme reduces the die size while maintaining compatibility with the FPGA architecture, providing seamless migration of the customer design to a HardCopy device. As a result, HardCopy devices extend the flexibility and time-to-market advantages of high-density FPGAs, which are used typically for prototyping, to high-volume, more cost-sensitive applications historically served by traditional cell based ASICs.

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

With IP cores, system designers can focus more time and energy on improving and differentiating the unique aspects of their system design, rather than spending time designing common off-the-shelf functions. IP cores are essential to providing our customers solutions that enable higher levels of integration and faster time-to-market. Today, we offer a broad range of soft IP cores for various system blocks for DSP algorithms, bus interfaces, memory controllers, telecommunications, data communications, microprocessors, and peripherals. Prior to licensing a soft IP core, customers may download an encrypted soft IP core from our web site and verify that it works in their own system design. While licensing soft IP cores represents a small portion of our total revenues, we believe a broad product offering in this area is necessary to compete with ASIC and ASSP vendors as well as other PLD vendors.

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

Like soft IP cores, our development tools generate less than 10% of our total revenues, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against ASIC and ASSP vendors as well as other PLD vendors.

Research and Development

Our research and development activities have focused primarily on PLDs and on associated IP cores, development software, and hardware. We have developed these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we have introduced during the past three years a number of new families, including the Stratix II, Stratix II GX, Cyclone II, MAX II, and HardCopy II device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.

Our research and development expenditures were $248.7 million in 2006, $209.8 million in 2005, and $181.9 million in 2004. Research and development costs are charged to expense as incurred. We intend to continue to spend substantial amounts on research and development in order to continue to develop and achieve market acceptance of our new products. For a discussion of risk factors associated with our research and development efforts, see “Item 1A: Risk Factors” – “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

Patents, Trademarks, and Licenses

We generally rely on intellectual property law, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology. We have increased investment in intellectual property protection in the last several years and, as of December 29, 2006, we owned more than 1,300 United States and 184 foreign patents. We also have more than 900 patent applications currently pending. Also, we have used, registered, and applied to register certain trademarks and service marks to distinguish our products, technologies, and services from those of our competitors in the United States and foreign countries. In addition, we file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

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

ALTERA DISTRIBUTORS

We engage distributors in all major geographic markets that we serve. These distributors are franchised by component manufacturers to sell a wide variety of products to many customers, and they may sell competing products or solutions. We have contracts with our distributors, which can be terminated by either party in a relatively short period of time. The main roles of our independent distributors are to provide demand creation for the broad base of customers and order fulfillment services for most of our customers.

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

Our sales cycle begins with a “design-win” phase, which is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. Once customer demand has been created and a design is ready to move into prototyping or production, the order fulfillment process begins. Regardless of whether Altera, an independent sales representative, or the distributor created the demand, a local distributor will process and fulfill over 90% of all orders from customers. Our distributors are the legal sellers of the products and therefore bear all risks, such as credit loss, inventory shrinkage and theft, and foreign currency fluctuations that are generally related to the sale of commercial goods.

In accordance with our distribution agreements and industry practice, we have granted our distributors the contractual right to return certain amounts of unsold product on a periodic basis and also to receive price concessions for unsold product in the case of a subsequent decrease in list prices. We also provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often competitively negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will often negotiate and receive a price concession from Altera. In recent years, such concessions have exceeded 60% of list price on average. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resales of Altera products. For the fiscal year ended December 29, 2006, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 93% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 47% of total sales in 2006, 44% in 2005, and 46% in 2004. Our second largest distributor, Altima Corporation, accounted for 15% of total sales in 2006, 17% in 2005, and 16% in 2004. No other distributor accounted for greater than 10% of total sales in 2006 or 2005. In 2004, a third distributor, Paltek Corporation, accounted for 10% of total sales. In March 2006, we terminated our distribution relationship with Paltek Corporation.

For a discussion of the risk factors associated with our distribution model, see “Item 1A: Risk Factors” – “We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected would materially reduce our future sales” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.” See also “Note 2 – Significant Accounting Policies – Concentrations of Credit Risk” to our consolidated financial statements.

ALTERA SALES, MARKETING, AND CUSTOMER SUPPORT

Altera also maintains a dedicated global sales and marketing organization to create customer demand and manage our network of distributors and independent sales representatives. In general, we focus our direct demand creation efforts on a limited number of key accounts, as well as providing technical, business, and marketing support to distributors and independent sales representatives. Independent sales representatives are mostly located in North America and in select European countries. Independent sales representatives create demand and provide customer support in a defined territory and, in many cases, with a defined set of customers. They stock no inventory and provide no order fulfillment services. All of our contracts with independent sales representatives may be terminated by either party in a relatively short period of time.

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

No single end customer accounted for more than 10% of our total sales in 2006, 2005 or 2004.

INTERNATIONAL SALES

International sales, which consist of all sales outside of North America, constituted 76% of total sales in 2006, 75% of total sales in 2005, and 71% of total sales in 2004. Sales to Japan accounted for 23% of total sales in 2006, and 25% of total sales in 2005 and 2004. Except for the United States and Japan, no other country accounted for sales in excess of 10% of total sales during 2006, 2005, or 2004. We expect international sales to continue to increase as a percentage of our total sales in the future. All of our sales to foreign entities are denominated in United States dollars. For a detailed description of our sales by geographic region, see “Item 7: Results of Operations – Sales by Geography” and “Note 10 – Segment and Geographic Information” to our consolidated financial statements. For a discussion of the risk factors associated with our foreign operations, see “Item 1A: Risk Factors” – “Because we depend on international sales for a majority of our total sales, we may be subject to political, economic and other conditions that could increase our operating expenses and disrupt our business” and “Our business is subject to tax risks associated with being a multinational corporation.”

Backlog

Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders on December 29, 2006, was approximately $614.0 million, compared to $522.7 million on December 30, 2005.

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

TESTING AND ASSEMBLY

After wafer manufacturing is completed, each silicon wafer is tested using a variety of test and handling equipment. The vast majority of our silicon wafer testing is performed at TSMC or our San Jose pilot line facility, which is used primarily for new product development. This testing is performed on equipment owned by us and consigned to our partners.

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

Following assembly, each of the packaged units receives final testing, marking, and inspection prior to being packaged for storage as finished goods. We obtain almost our entire final test and back-end operation services from Amkor and ASE. Final testing by these assembly suppliers is accomplished through the use of our proprietary test software operating on hardware that is consigned to or owned by our suppliers.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 26, 2007 are as follows:

Name	Age	Position
John P. Daane	43	Chairman, President and Chief Executive Officer
Denis M. Berlan	57	Executive Vice President and Chief Operating Officer
Lance M. Lissner	57	Senior Vice President, Business Development
Timothy R. Morse	37	Senior Vice President and Chief Financial Officer
George A. Papa	58	Senior Vice President, Worldwide Sales
Jordan S. Plofsky	46	Senior Vice President, Marketing
Katherine E. Schuelke	44	Vice President, General Counsel and Secretary

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

Denis M. Berlan joined us in December 1989 as Vice President, Product Engineering and was named Vice President, Operations and Product Engineering in October 1994. In January 1996, he was named Vice President, Operations. In January 1997, he was named Executive Vice President and Chief Operating Officer. On February 2, 2007, we announced Mr. Berlan planned retirement by the end of March 2007. He was previously employed by Advanced Micro Devices, Inc., or AMD, a semiconductor manufacturer, and by Lattice Semiconductor Corporation, a semiconductor manufacturer, in engineering management capacities. Mr. Berlan received his M.S.E.E. in 1972 and Ph.D. in 1977 from the University of Grenoble in France and an M.B.A. in 1987 from the University of Santa Clara.

Lance M. Lissner joined us in May 1998 as Vice President of Business Development and Investor Relations and was appointed Senior Vice President, Business Development in November 2000. Prior to that time, Mr. Lissner was a corporate officer of Measurex Corporation, a developer of computer-integrated measurement, control, and information systems, where he was employed since 1973 and held various positions in sales, marketing, engineering, and business development. Mr. Lissner earned his bachelors degree from Harvey Mudd College in 1972 and his masters’ degree from Stanford University in 1973.

Timothy R. Morse joined us in January 2007 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Morse most recently served as Chief Financial Officer and General Manager of Business Development, GE Plastics. As a 15-year veteran of the General Electric Company, Mr. Morse has also held positions at GE Appliances and GE Capital, in North America, Europe, and Asia. Mr. Morse holds a bachelors degree from the Carroll School of Management at Boston College.

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

Employees

As of December 29, 2006, we had 2,654 regular employees. Of these employees, 1,505 were located in the United States. None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages, and we believe that our employee relations are good.

Access to Company’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed, or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our web site at www.altera.com, as soon as reasonably practical after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide a copy, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134.

Our SEC filings are available at the SEC’s web site at www.sec.gov. In addition, our SEC filings may be read and/or copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C., 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room.

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

Because we develop PLDs for applications that are presently served by vendors of ASICs, ASSPs, microcontrollers, and digital signal processors, we indirectly compete against vendors of these products. Many of these vendors, including International Business Machines Corporation and Texas Instruments Inc., have substantially greater financial, technical, and marketing resources than we do and have well-established market positions and solutions that have proven technically feasible and economically competitive over several decades. We may not be able to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. Moreover, some of our customers have historically used standard cell technologies to achieve greater integration in their systems; this may not only impede our efforts to penetrate the markets for ASICs, ASSPs, microcontrollers, and digital signal processors, but may also displace our products in the applications that we presently serve.

Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.

As a semiconductor company, we operate in a dynamic market characterized by rapid technological change. The manufacture of our products is a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may not result in the timely introduction of competitive new products, or enhancements to existing products. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix II and Cyclone II families, are manufactured on a 90-nanometer all-layer-copper interconnect process. Our next generation product families will be manufactured on a 65-nanometer all-layer-copper interconnect process for which we have no production history. We will continue to transition our fabrication process arrangements to smaller circuit geometries. The use of advanced process technology entails inherent technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and timeliness of delivery of our products.

We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business.

Nearly all of our silicon wafers are produced by TSMC in its manufacturing facilities located primarily in Taiwan. The remaining portion of our silicon wafers are produced by Sharp Corporation in Japan. Silicon wafer production facilities have at any given time a fixed capacity, the allocation of which is determined solely by our vendors and over which we have no direct control. We have no formalized long-term supply or allocation commitments from our foundry suppliers. Our operations would be disrupted if TSMC terminates its relationship with us and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner.

To ensure the continued supply of wafers, we may establish other sources of wafer supply for our products as these arrangements become economically advantageous or technically necessary. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production.

Furthermore, as a result of our reliance on third-party foundries, we have little or no direct control over production costs, delivery schedules, and wafer quality. We also face increased exposure to potential misappropriation of our intellectual property.

Shortages of, and/or increased costs for, our silicon wafers and assembly material could lower our gross margins, reduce our sales, or otherwise materially disrupt our business.

If market demand for silicon wafers or assembly material suddenly exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited. A shortage in manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.

The manufacture of our products is complex, and the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacture of our products is a highly complex and precise process, requiring production in a tightly controlled environment. In addition to sufficient foundry manufacturing capacity and wafer prices, we depend on good production yields (the number of good die per wafer) and timely delivery of silicon wafers to meet our customers’ demand for products and to maintain profit margins. Wafer production yields depend on a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is common in the semiconductor industry, we have experienced, and may experience, from time to time, problems with achieving acceptable production yields and timely delivery from our foundry vendors.

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

Our corporate headquarters in San Jose, California is located near major earthquake faults. Some of our international facilities and those of our key suppliers, including TSMC, are also located near major earthquake faults. Any catastrophic event, such as an earthquake or other natural disaster, could significantly impair our ability and the ability of our independent subcontractors to meet product design deadlines, maintain our records, pay our suppliers, or manufacture or ship our products.

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

We rely significantly on patents to protect our intellectual property rights. We have increased investment in intellectual property protection in the last several years and, as of December 29, 2006, we owned more than 1,300 United States patents and 184 foreign patents. We also have more than 900 patent applications currently pending. Our patents and patent applications may not provide meaningful protection from our competitors as the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Our competitors may be able to circumvent our patents or develop new patentable technologies that displace our existing products. In addition to patent protection, we rely on trademark, trade secret, copyright, and mask work laws to protect our unpatented proprietary information or technologies. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain, or use our proprietary information or technologies without our authorization. If other companies obtain our proprietary information or technologies, or develop substantially equivalent information or technologies, they may develop products that compete against our products.

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

From time to time in the normal course of business, we receive inquiries from other parties with respect to possible patent infringements. As a result of these inquiries, it may be necessary or desirable for us to obtain licenses relating to one or more of our current or future products. We may not be able to obtain licenses on reasonable terms. Additionally, license agreements may have set durations and/or have limited license grants and therefore may not provide complete protection against infringement claims involving all of our current or future products. For example, the settlement agreement that we entered into with Xilinx in July 2001, which prohibited patent litigation between the two companies, expired in July 2006.

If we are sued for patent infringement, the costs and outcome of litigation will be unpredictable and may have a negative impact on our financial results. Intellectual property claims, regardless of their merit, can result in costly litigation and divert the efforts of our technical and management personnel. Legal proceedings also tend to be unpredictable and may be affected by events outside of our control. If we are unsuccessful in defending against intellectual property infringement claims, we may be required to pay significant monetary damages or be subject to an injunction against the manufacture and sale of one or more of our product families. Alternatively, we could be required to expend significant resources to develop non-infringing technology, the success of which may be uncertain. Intellectual property litigation may have an adverse effect on our financial position, results of operation, or cash flows.

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

Worldwide sales through distributors accounted for 93% of our total sales during 2006. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. Our contracts with our distributors may be terminated by either party in a relatively short period of time.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially impact our distributors’ operations.

We are highly dependent on Arrow Electronics, Inc., in many locations across the world, particularly in North America.

During 2006, Arrow Electronics, Inc. on a worldwide basis accounted for approximately 47% of total sales, while our next largest distributors accounted for approximately 15% and 7% of total sales, respectively. At December 29, 2006, Arrow accounted for 48% of net accounts receivable, while our next largest distributors accounted for 17%, 13%, and 13% of net accounts receivable, respectively.

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

Our sales depend on our products being designed into our end customers’ products and those products achieving volume production. Our products are very complex in nature, and the time from design-in to volume production ranges from 6 months to 3 years or more. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized. These factors include, but are not limited to, changes in the competitive position of our technology, the competitiveness of our customers’ products in the markets they serve, our customers’ financial stability, customer program delays and cancellations, and our ability to ship products according to our customers’ schedule.

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

During each of the last three years, international sales were a majority of our total sales. During 2006, international sales constituted approximately 76% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. Risks related to our foreign operations include unfavorable economic, market, political, and social conditions in a specific country or region, fluctuation in foreign currency exchange rates, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the burdens of complying with a variety of foreign laws and risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries on the import or export of our products in the future.

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

Our gross margins may fluctuate depending on many factors, including, but not limited to, our product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, changes in the mix of our business between prototyping- and production-based demand, and various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead. Additionally, since the majority of our business books and ships, on sales generated through our distributors within the same quarter, forecasting our gross margins is difficult.

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

In addition to reductions in sales, our profitability decreases during downturns as we are unable to reduce our expenses at the same rate as our sales decline. For example, at the height of the previous up cycle, in the third quarter of 2000, our operating expenses were less than 27% of net sales compared to 50% in the first quarter of 2002. Similarly, our gross margins tend to deteriorate and fluctuate during down cycles. For example, in the third quarter of 2000, our reported gross margin was over 66% of net sales compared to 60% of net sales in the first quarter of 2002. Furthermore, the industry contraction during 2000-2001 was prolonged and severe and resulted in an inventory charge of $154.5 million in 2001 relating primarily to the write-off of inventories in excess of projected demand. Additionally, as a result of reduced demand and in an effort to reduce our ongoing expense levels, we incurred restructuring charges and write-downs totaling $47.7 million in 2001. In the fiscal year ended December 31, 2000, our net income was $491.7 million on net sales of $1.4 billion whereas for the fiscal year ended December 31, 2001, we reported a net loss of $46.5 million on net sales of $839.4 million. We expect that our future sales and profitability will continue to be volatile.

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

As we carry only limited insurance coverage’s, any incurred liability resulting from uncovered claims could adversely affect our financial condition and operating results.

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

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting and reporting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.

Lawsuits are currently pending against certain of our current and former directors and officers relating to our historical stock option practices and related accounting and reporting. See Part I, Item 3 “Legal Proceedings” and Note 12 “Legal Proceedings” for a more detailed description of these proceedings. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers in connection with these lawsuits. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business.

We are in the process of implementing a new enterprise resource planning (ERP) system to manage our worldwide financial, accounting and operations reporting.

We have been preparing for the ERP system implementation for over a year and are taking appropriate measures to ensure the successful and timely implementation including but not limited to hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that in the extreme could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters facility is located in San Jose, California, on approximately 25 acres of land that we purchased in June 1995. The campus for the headquarters facility currently consists of four interconnected buildings totaling approximately 500,000 square feet. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. In addition, we own approximately 20 acres of land in Santa Clara County, California. We also have a 240,000 square foot design and test engineering facility in Penang, Malaysia. This facility is situated on land leased on a long-term basis from the Penang Development Corporation. Finally, we lease our domestic and international offices, including our technology centers in the United Kingdom and Toronto, Canada. Rental expense under all operating leases amounted to approximately $10.6 million in 2006. We believe that our existing facilities and properties held for any planned future expansions are adequate for our current and foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Litigation

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). A hearing on that motion is currently scheduled for April 20, 2007.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, accounting, and deceit. Plaintiffs’ claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. Altera moved to dismiss this action for lack of standing on January 29, 2007.

Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The consolidated complaint includes claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

Other Proceedings

In May 2006, after we notified the Securities and Exchange Commission (“SEC”) that the board of directors had formed a special committee to review our historical stock option practices and related accounting and reporting, the SEC notified us that it had opened an inquiry relating to this matter. On February 15, 2007, we were notified by the SEC that its investigation relating to our historical stock option practices and related accounting had been terminated and that no enforcement action had been recommended.

In May 2006, we received a subpoena from the office of the United States Attorney for the Northern District of California (“DOJ”) requesting information concerning our historical stock option practices and related accounting. We have cooperated with the DOJ in response to the subpoena and have had no substantive communications with them since October 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Global Market under the symbol ALTR. As of February 15, 2007, there were approximately 600 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 78,000 stockholders as of February 15, 2007.

The closing price of our common stock on February 15, 2007 was $21.08 per share as reported by the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

	2006		2005
	High	Low	High	Low
First Quarter	$21.21	$18.44	$21.37	$17.88

Second Quarter	22.03	17.05	22.60	18.28

Third Quarter	20.23	15.76	22.88	18.49

Fourth Quarter	20.65	17.64	19.69	16.28

Our policy has been to reinvest our earnings to fund future growth and to repurchase shares of our common stock. We have not paid cash dividends on our common stock. We periodically review our policy regarding share repurchases and cash dividends.

ISSUER PURCHASES OF EQUITY SECURITIES  |  During the fourth quarter of 2006, we repurchased shares of our common stock as follows:

(In thousands, except footnotes and per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/02/2006 – 10/27/2006	-	-	-	18,691

10/30/2006 – 11/24/2006	300	$20.44	300	18,391

11/27/2006 – 12/29/2006	4,096	$19.83	4,096	14,295

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. As of December 29, 2006, the board of directors had authorized, since the inception of the program, a total of 108.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program.

During 2006, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized a third-party broker to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

COMPANY PERFORMANCE  |  The following graph shows a comparison, since December 28, 2001, of cumulative total return for Altera, Standard & Poor’s 500 Index, and Standard & Poor’s 500 Semiconductor Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested on December 29, 2000 in our common stock, Standard & Poor’s 500 Index, and Standard & Poor’s 500 Semiconductor Index. Total return is based on historical results and is not intended to indicate future performance.

*	Total return assumes reinvestment of dividends for Standard & Poor’s 500 Index and Standard & Poor’s 500 Semiconductor Index. We have never paid dividends on our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the 2006 and 2005 selected financial data below from the consolidated balance sheet and statements of income appearing within this 2006 Form 10-K. We derived the 2004 selected financial data below from our 2004 consolidated balance sheet in our 2005 Form 10-K/A and the 2004 consolidated statement of income appearing within this 2006 Form 10-K. We derived the 2003 selected financial data from the consolidated statement of income in our 2005 Form 10-K/A. The selected financial data related to the 2003 and 2002 consolidated balance sheets and 2002 consolidated statement of income are presented herein on an unaudited basis.

Five Years Ended
(In thousands, except per share amounts)	2006 (2)	2005	2004	2003	2002
STATEMENTS OF INCOME DATA

Net sales	$1,285,535	$1,123,739	$1,016,364	$827,207	$711,684

Cost of sales	427,975	365,946	308,741	266,435	263,404

Gross margin	857,560	757,793	707,623	560,772	448,280

Research and development expenses	248,720	209,765	181,881	181,279	183,524

Selling, general, and administrative expenses	307,765	225,861	212,980	189,654	170,686

Income from operations	301,075	322,167	312,762	189,839	94,070

Interest and other income, net	58,595	34,869	18,739	20,218	21,217

Income before income taxes	359,670	357,036	331,501	210,057	115,287

Provision for income taxes	36,434	78,207	55,426	57,848	30,529

Net income	$323,236	$278,829	$276,075	$152,209	$84,758

Net income per share:

Basic	$0.90	$0.75	$0.74	$0.40	$0.22

Diluted	$0.88	$0.74	$0.72	$0.39	$0.22

Shares used in computing net income per share:

Basic	361,096	370,164	373,785	381,387	383,619

Diluted	367,372	376,302	382,616	389,910	391,811

BALANCE SHEET DATA

Working capital (1)	$1,136,588	$952,394	$1,080,055	$892,596	$916,944

Total assets	2,214,792	1,827,696	1,768,581	1,578,746	1,453,826

Total non-current liabilities (1)	8,667	8,906	4,948	4,015	2,934

Stockholders’ equity	1,608,161	1,259,588	1,274,003	1,094,227	1,125,853

Book value per share	4.46	3.50	3.41	2.91	2.94

(1)	The consolidated working capital for the fiscal periods ended 2002 through 2005 includes the reclassification of our post-retirement medical benefit plan liability and related deferred tax assets to conform to the 2006 presentation in connection with the adoption of SFAS 158. During 2006, we changed the classification of the post-retirement medical benefit plan liability from Accrued compensation and related to other non-current liabilities in accordance with the provisions of SFAS 158. We also changed the classification of the related deferred tax asset from current deferred income taxes to non-current deferred income taxes and other assets, net for all fiscal period ends presented. In addition, to correctly classify the deferred income tax asset related to our NQDC plan, we changed the classification of certain non-current deferred tax assets to current deferred tax assets for all the fiscal period ends presented.

(2)	In 2006, the cost of sales, research and development expenses and selling, general, and administrative expenses include the effect of the adoption of SFAS No. 123(R). See “Note 8 – Stock-Based compensation” to our consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S.”) requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; (3) income taxes; and (4) stock-based compensation.

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

In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See “Provision for Income Taxes” and “Note 9 – Income Taxes” for further discussion.

Effective December 30, 2006, the first day of our 2007 fiscal year, we will be required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). In July 2006, the FASB issued FIN 48, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, they will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations. Based on our preliminary analysis, we expect a substantial portion of our income taxes payable balance of $125.2 million as of December 29, 2006 to be reclassified in 2007 as a non-current liability.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

STOCK-BASED COMPENSATION  |  On December 31, 2005, the first day of our 2006 fiscal year, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for share-based payment awards. We recognize compensation cost over the requisite service period of share-based awards, usually the vesting period, based on the estimated fair value of the award. Share-based payment awards for which we currently recognize stock-based compensation expense include stock options, restricted stock units, and employee purchase rights under our 1987 Employee Stock Purchase Plan (“ESPP Shares”). The fair value of restricted stock units is based on the fair market value of our stock on the date of grant. To determine the fair value of stock options and ESPP Shares, we use the Black-Scholes pricing model. The fair value of stock options granted is estimated on the date of grant. The fair value of ESPP Shares is estimated on the first day of the offering period. Using the Black-Scholes pricing model requires us to develop highly subjective assumptions including the expected term of awards, expected volatility of our stock, expected risk-free interest rate, and expected dividend rate over the term of the award. Our expected term of awards assumption is based primarily on our historical experience with similar grants. Our expected stock price volatility assumption for both stock options and ESPP Shares is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year or more and our historical stock price volatility. The selection of a combination of implied and historical volatility was based upon the availability of actively traded options on our stock and also upon our assessment that a combined volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption approximates the risk-free interest rate of a zero-coupon Treasury bond with a maturity approximately equal to the expected term of the stock option or ESPP Shares. In addition to the assumptions used in the Black-Scholes pricing model, SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. We monitor the assumptions used to compute the fair value of our share-based awards and we will revise our assumptions as appropriate. In the event that assumptions used to compute the fair value of our share-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and our results of operations could be materially impacted. See “Note 8 – Stock-based compensation” to our consolidated financial statements for further information regarding the valuation of stock-based compensation.

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

PLDs are semiconductor integrated circuits that are built as standard chips that customers program to perform desired logic functions within their electronic systems. Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. Approximately 90% of our revenue is generated from the sales of our PLDs. The majority of the remainder of our revenue is derived from (1) the sale of our HardCopy devices, which enable our customers to move from a high-density FPGA to a low-cost, high-volume non-programmable implementation of their designs, and (2) the licensing of IP cores and proprietary development tools. Our IP cores enable customers to easily implement standard functions in their PLD designs, and our development tools are necessary to program our PLDs.

Market Opportunity

We believe that the greatest opportunity for our growth is displacing ASICs and application-specific standard products (“ASSPs”). We estimate based on publicly available data, and with information derived from Gartner Dataquest, that the PLD market was approximately $3.7 billion in 2006, whereas the digital logic market, consisting primarily of ASICs and ASSPs, amounted to approximately $35 billion. Because PLDs can be quickly programmed by the customer to perform the specific function the customer desires, we believe that PLDs provide greater advantages in flexibility, development cost, and time-to-market over ASIC and ASSP alternatives. However, PLDs generally have a higher cost structure than these alternatives. Thus PLDs are particularly favored in applications where there is a substantial premium afforded to time-to-market and in end-applications where unit volumes are low. Because of the relatively higher cost of PLDs, customers often use PLDs for their system development and prototyping and then use ASIC technology in volume production. Nevertheless, we believe that (1) advances in PLD technology and in semiconductor manufacturing technology in general are lowering the relative cost differential between PLDs and fixed chip alternatives, (2) we have been and can continue to be increasingly successful in selling PLDs into applications and markets that have been traditionally served by ASICs and ASSPs, and (3) we can compete successfully for customer’s volume production needs as well as their initial prototyping and development needs.

The PLD market peaked at approximately $4.1 billion in 2000 and declined over the next two years to approximately $2.3 billion in 2002. From 2002 to 2006, the PLD market has grown each year, with a compound average growth rate of approximately 13%. Due to the broad customer base for PLD vendors, and the diverse market segments that they serve, future growth rates for the PLD market are difficult to forecast and they may be lower than recent years. PLD market growth will be driven by the rate at which PLD vendors can grow their customer base in both prototyping and production opportunities. The two leading PLD vendors serve an extremely large and diverse customer base and the opportunity to expand the number of customers may be limited. As a result, a critical objective for PLD vendors is not simply to add more prototyping customers, but rather to penetrate customers and end markets in high volume applications. The PLD vendors’ ability to access higher levels of production volume is contingent upon several factors including their ability to offer cost-effective solutions versus ASIC and ASSP products. Publicly available data suggests that the number of ASIC design starts is in decline and the amount of PLD logic consumed is growing rapidly. At the same time, the price per effective unit of logic of PLDs has declined at a rate that partially offsets the increase in the amount of PLD logic consumed. In the future, as PLD vendors seek penetration into high volume applications by offering lower cost devices, we expect the price per effective unit of logic to continue to decrease and partially offset revenue increases driven by higher PLD logic consumption.

Competing for Design Wins

We compete with other PLD vendors to displace fixed chip logic alternatives and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Competition between PLD vendors is most intense in the “design-win” phase of the customer’s design. A design win occurs when a customer selects a particular vendor product for use in the customer’s electronic system. Because each PLD vendor’s product offering is proprietary, the cost to switch PLD devices after a system has been designed and prototyped is very high. Therefore, a design win can provide the PLD vendor with a profitable revenue stream through the life of the customer’s program.

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

Developing Competitive Products

A PLD vendor’s ability to secure design wins and to maintain or increase market share is highly dependent on the cost and quality of the PLD vendor’s products, particularly the effectiveness and reliability of a PLD vendor’s proprietary development software. All PLD vendors provide proprietary development software at little or no cost to the customer. The software, working in tandem with device logic architecture and features, creates the functionality desired by the customer. As customers gain familiarity with a particular PLD vendor’s software, there is often an increasing likelihood that the customer will want to use that same software again in another design, giving that PLD vendor a potential advantage as the next system is designed. We develop our software in parallel with device development, and there are schedule and integration risks between the two processes. If we fail to create adequate software to support our new devices as they are introduced, we weaken our competitive position, which can have long lasting effects if customers switch to competing solutions and become less familiar and less skilled in using our software.

We focus our research and development resources on new generation FPGA devices because increasing market share in the FPGA sub-segment is important to our long-term growth and profitability. Due to the higher integration density and lower cost per function, the FPGA sub-segment has outgrown the CPLD sub-segment in recent times, and it is generally accepted by participants and observers of the industry that this trend will continue. In 2002, we introduced two new FPGAs: the Stratix high-end and the Cyclone low-cost families. In 2003, we introduced a transceiver-based Stratix GX family. In 2004, we introduced the next generation high-end FPGA, the Stratix II family, and, in early 2005, the new low-cost Cyclone II family. In 2006, we announced the next generation Stratix III family, which is planned for shipment beginning in 2007. As a result of these product introductions, we estimate based on publicly available data, and with information derived from Gartner Dataquest, that our FPGA market share versus our main competitor has increased from 31 percent in 2002 to 36 percent in 2006. Our current overall PLD market share is 35 percent.

Adding to our Stratix FPGAs is our HardCopy family of structured ASICs. We first shipped HardCopy devices in 2001, offering to our customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. The conversion from the FPGA is virtually seamless and requires very little additional customer engineering. This product is targeted specifically at those applications and customers that have used PLDs for prototyping and development and ASICs from other vendors for their volume production needs. In 2006, our HardCopy device revenues were less than 5 percent of total revenues and we believe HardCopy may increase as a percentage of revenues over the long term.

The presence of a HardCopy conversion path for high-density designs differentiates our FPGA offering competitively. Since 2001, we have introduced newer versions of the HardCopy family to support newer generations of FPGAs. Our approach is unique in the industry and may under perform our expectations. There are other structured ASIC competitors who are larger in size than we are and who have established reputations as ASIC suppliers; currently we provide customers with an automated conversion from an FPGA to a structured ASIC. As we develop new generations of FPGAs, we may create parallel HardCopy devices, which entails ongoing engineering effort and expense.

In 2004, we improved our CPLD offering with the introduction of the MAX II family. The MAX II family offers price and features that we believe are competitively attractive, with economics, performance, and density that are superior to our previous offerings. Since the unit price of these devices is low compared to our other new products, we will need to ship substantial unit quantities to increase market share in the CPLD market.

An FPGA family typically reaches peak sales 4 to 5 years after product introduction. As a result, the original Stratix and Cyclone families we introduced in 2002, which comprised approximately 30 percent of total sales in 2006, may be at or near peak sales. The products we introduced from 2003 to 2006 have yet to reach peak sales, but will eventually experience sales declines. For us to improve or even sustain our rate of growth, we must successfully introduce successor generations of devices. To the degree other PLD vendors have improved or will improve the competitiveness and execution of their products, our ability to improve our rate of growth may be impaired. Within the next several quarters, we plan to ship newer families of FPGA devices using more advanced production techniques that will further improve product performance and lower cost. Our foundry partner, Taiwan Semiconductor Manufacturing Company (“TSMC”), will manufacture these die using production processes that are new to the industry. Given the extreme complexity of semiconductor fabrication, TSMC may encounter difficulties that could delay our product launch or limit supply so that we would be unable to meet customer commitments. We may discover manufacturing errors after we begin shipping, which would harm customer relations and cause us to incur additional unforeseen costs. Simultaneous introduction of new PLD architectures and ramp of new technology processes are inherently risky. Diagnosing failures, identifying root causes, and implementing corrective actions in a production wafer fabrication facility are expensive and time-consuming processes. We may not successfully commercialize our new products, or our new products may not enable us to maintain or increase market share. Some of our competitive offerings will be offered later than the competition and it is possible that our competitive offerings will be less effective, thus weakening our market share.

It is also possible that our primary competitor may have secured design wins that, when they enter production, will reverse some of our current market share success. Our main competitor is larger in size with more sales resources, and we may not enjoy the same success that we saw with previous FPGA generations.

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

Since 2002 and following the semiconductor industry correction, our strategy to displace ASICs and ASSPs has emphasized the development of cost-optimized products. These products have contributed to growth across all of our market segments and are increasingly being used by our customers in production volumes, not just as prototyping or low-volume solutions. Production volumes vary by industry, but customers buying our products for use in production volumes expect lower unit pricing. Consequently, our business today is subject to a wider range of gross margins than the range of gross margins associated with a less diverse, largely prototyping business. Depending on the mix of high- and low-volume business, our gross margins can vary more quarter to quarter than in the past. Since the majority of our business books and ships in the same quarter, forecasting our gross margins has also become more difficult. While we believe that growth will occur across all of our market segments, our gross margins could move upward or downward if our growth pattern favors a low-volume or high-volume market segment.

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	100%	100%	100%

Cost of sales	33%	33%	30%

Gross margin	67%	67%	70%

Research and development expenses	19%	18%	18%

Selling, general, and administrative expenses	24%	20%	21%

Income from operations	23%	29%	31%

Interest and other income, net	4%	3%	1%

Provision for income taxes	3%	7%	5%

Net income	25%	25%	27%

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

▪	New Products include the Stratix II, Stratix II GX, Cyclone II, MAX II, HardCopy, and HardCopy II devices;

▪	Mainstream Products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices; and

▪

Mature and Other Products include the Classic, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KE, APEX 20KC, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

In January 2006, we changed our product categories (New, Mainstream and Mature and Other Products). All prior period data has been adjusted to conform to the current classification.

Sales Overview

Net sales were $1.29 billion in 2006, $1.12 billion in 2005, and $1.02 billion in 2004. Net sales increased 14% in 2006 from 2005, and 11% in 2005 from 2004.

The increase in net sales in 2006 was driven by sales of our New Products which increased 150% year-over-year predominantly due to higher sales of our Stratix II and Cyclone II families. Our 2006 sales reflected higher unit sales of New and Mainstream Products, with New Product unit sales increasing the most.

The increase in net sales in 2005 was driven primarily by the sales of our New and Mainstream Products for the composition of our product categories) which increased 433% and 47% year-over-year respectively predominately due to higher sales of our Stratix, Stratix II, Cyclone, and Cyclone II families. Stratix was our largest selling family in 2005. Our 2005 sales reflected higher unit sales of all product categories, with Mainstream unit sales increasing the most.

No single end customer provided more than 10% of our total sales for any of the fiscal years ended 2006, 2005, or 2004.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year growth or decline, were as follows for the periods indicated:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
New	19%	9%	2%	150%	433%

Mainstream	35%	34%	25%	17%	47%

Mature and Other	46%	57%	73%	-8%	-13%

Total Sales	100%	100%	100%	14%	11%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year growth or decline, were as follows for the periods indicated:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Communications	42%	42%	40%	15%	16%

Industrial	34%	32%	35%	20%	3%

Consumer	14%	16%	14%	0%	20%

Computer and Storage	10%	10%	11%	16%	3%

Total Sales	100%	100%	100%	14%	11%

During 2006, the Communications, Industrial and Computer and Storage market segments grew as a result of increased customer demand and penetration into new applications. We expect the Communications market segment will remain our largest as a percentage of our total sales.

During 2005, the Communications and Consumer market segments grew as a result of increased customer demand, penetration into new applications, and market share gains.

Sales of FPGAs and CPLDs

Our PLDs consist of FPGAs and CPLDs. FPGAs consist of our Stratix, Stratix II, Stratix GX, Stratix II GX, Cyclone, Cyclone II, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic™ families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and intellectual property cores. Our sales of FPGAs, CPLDs, and Other products as a percentage of total sales, as well as year-over-year growth or decline were as follows for the periods indicated:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
FPGA	71%	70%	68%	16%	13%

CPLD	19%	20%	23%	12%	-4%

Other	10%	10%	9%	7%	32%

Total Sales	100%	100%	100%	14%	11%

Sales by Geography

The following table is based on the geographic location of the OEMs or the distributors who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year growth or decline were as follows for the periods indicated:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
North America	24%	25%	29%	13%	-5%

Asia Pacific	27%	25%	23%	22%	21%

Europe	26%	25%	23%	16%	21%

Japan	23%	25%	25%	6%	9%

Total International	76%	75%	71%	15%	17%

Total Sales	100%	100%	100%	14%	11%

Total sales increased in all geographic locations in 2006 compared to 2005. In 2006, the decrease in North America sales as a percentage of total sales was a result of the continuing shift of end customer manufacturing from North America to Asia Pacific.

Total sales increased in all international locations in 2005 compared to 2004, while North America sales decreased. In 2005, the decrease in North America sales as a percentage of total sales was a result of the continuing transfer of end customer manufacturing from North America to Asia Pacific.

GROSS MARGIN

	Years Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	December 31, 2004
Gross Margin Percentage	66.7%	67.4%	69.6%

Included in Reported Gross Margin Percentage above:

Gross Margin Benefit from Sale of Inventory Written Down in 2001	$2.0	$11.1	$14.7

Percentage of Net Sales	0.2%	1.0%	1.4%

Excluding the gross margin benefit from the sale of inventory written down in 2001, gross margin remained flat in 2006 compared to 2005. Gross margin net of the gross margin benefit from the sale of inventory written down in 2001 decreased 1.8 percentage points in 2005 from 2004. The decrease was primarily due to reduced demand in certain high-margin programs and increasing success in securing high-volume design wins with discounted prices.

In 2001, we recorded total inventory provisions of $154.5 million as a result of unfavorable economic conditions and diminished demand for semiconductor products. As of December 29, 2006, substantially all of the inventory that was written-down in 2001 had been either sold or scrapped. As of December 29, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.4 million, which was comprised only of raw materials and work in process inventory.

Stock-based compensation expense recognized in 2006 had an immaterial impact on our gross margin.

RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Research and Development	$248.7	$209.8	$181.9	19%	15%

Percentage of Net Sales	19%	19%	18%

Research and development expenses include expenditures for labor and benefits, masks, prototype wafers, and depreciation. These expenditures were for the design of new PLD and structured ASIC families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores. Also included in research and development expenses is the mark-to-market impact of the Altera Non-Qualified Deferred Compensation Plan (“NQDC Plan”) of $2.6 million in 2006, $1.1 million in 2005, and $1.0 million in 2004.

Research and development expenses increased $38.9 million in 2006 compared to 2005 primarily due to increased stock-based compensation expense resulting from our adoption of SFAS 123(R) effective December 31, 2005. The stock-based compensation expense classified as research and development expense was $28.6 million in 2006, compared to zero in 2005. Research and development expenses also increased year-over-year due to higher spending on labor and benefit costs due to increased headcount.

Research and development expenses increased $27.9 million in 2005 compared to 2004. The increase in spending was primarily due to higher spending on prototype wafers for next generation products, and higher spending on labor and benefit costs due to increased headcount. Also included in research and development expenses was stock-based compensation expense of $2.1 million in 2004 compared to zero in 2005.

Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III, Stratix II GX, and HardCopy II families, our Nios II soft core embedded processor, our Quartus II software, our library of IP cores, and other future products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Years Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Selling, General, and Administrative	$307.8	$225.9	$213.0	36%	6%

Percentage of Net Sales	24%	20%	21%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in selling, general, and administrative expenses is the mark-to-market impact of our NQDC Plan of $3.2 million in 2006, $1.3 million in 2005, and $1.7 million in 2004.

Selling, general, and administrative expenses increased by $81.9 million in 2006 compared to 2005. The increase was primarily due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123(R) effective December 31, 2005. The stock-based compensation expense classified as selling, general, and administrative expense was $37.7 million in 2006, compared to $0.3 million in 2005. Selling, general and administrative expenses increased year-over-year also due to higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth, higher consulting expenses relating to the implementation of a new enterprise resource planning (ERP) system, and higher professional fees of approximately $10.1 million associated with our stock option investigation, financial statement restatement, and related litigation.

Selling, general, and administrative expenses increased by $12.9 million in 2005 compared to 2004. The increase was primarily driven by higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth. Also included in selling, general, and administrative expenses in 2005 was $0.3 million of stock-based compensation expense compared with $1.1 million in 2004.

INTEREST AND OTHER INCOME, NET

	Years Ended
(Dollars in millions)	December 29, 2006	December 30, 2005	December 31, 2004	2006 vs. 2005 Change	2005 vs. 2004 Change
Interest and Other Income, Net	$58.6	$34.9	$18.7	68%	87%

Percentage of Net Sales	5%	3%	2%

Interest and other income, net consists mainly of interest income generated from investments in high-quality fixed tax exempt and taxable income securities, as well as the mark-to-market impact of our NQDC Plan.

Interest and other income, net increased by 68% in 2006 compared to 2005 primarily as a result of higher investment yields and higher cash and investment balances.

Interest and other income, net increased by 87% in 2005 compared to 2004 primarily as a result of higher investment yields.

PROVISION FOR INCOME TAXES  |  Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 10% for 2006, 22% for 2005, and 17% for 2004. The decrease in our effective tax rate in 2006 compared to 2005 was due to an increase in tax-exempt income as a percentage of total income, resolution of tax audits, and a favorable change in the geographical mix of income, as well as the impact of accounting for stock-based compensation in accordance with SFAS 123(R) where the majority of our stock-based compensation expense relates to U.S. based employees. Our 2005 effective tax rate also included an additional income tax provision related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“AJCA”), partially offset by an income tax benefit from the settlement of federal and California income tax audits.

Financial Condition, Liquidity, and Capital Resources

	Years Ended
(Dollars in millions)	December 29, 2006	December 30, 2005
Cash and cash equivalents	$738.4	$787.7

Short-term investments	625.3	378.9

Long-term investments	256.6	116.0

Total cash, cash equivalents, and investments	$1,620.3	$1,282.6

Percentage of total assets	73%	70%

Net cash provided by operating activities	$425.0	$415.2

Net cash (used for) provided by investing activities	(422.7)	102.5

Net cash used for financing activities	(51.6)	(309.9)

Net (decrease) increase in cash and cash equivalents	$(49.3)	$207.8

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

YEAR 2006  |  In 2006, we spent $140.4 million to repurchase our common stock, compared to $369.9 million in 2005. The decrease was due to the temporary suspension of our stock repurchase program during May to October 2006 which was necessitated by our failure to timely file our periodic reports as a result of the restatement of our consolidated financial statements in connection with our internal stock option investigation. We also spent $36.5 million on capital expenditures in 2006, compared to $25.9 million in 2005. The increase was due primarily to the implementation of a new ERP system. As of the date of this filing, we have spent approximately $24 million on the ERP project and total planned expenditures are estimated to be $35 million. We expect to install and have the ERP system operational in 2007. In 2007, we also plan to continue to use a portion of our available capital to repurchase shares of our common stock.

CASH FLOWS  |  Our positive cash flows from operating activities for the fiscal year ended December 29, 2006 were primarily attributable to net income of $323.2 million, adjusted for non-cash items including stock-based compensation expense of $68.1 million, depreciation and amortization of $29.7 million, and cash inflows of $16.5 million from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $39.8 million increase in deferred income and allowances on sales to distributors as a result of increased shipments into the channel, offset by a $7.8 million increase in inventories and $17.0 million increase in other assets.

Cash used for investing activities for the fiscal year ended December 29, 2006 primarily consisted of purchases of available-for-sale investments, net of proceeds from the maturities and sales of available-for-sale investments, of $385.8 million, and capital expenditures of $36.5 million.

Cash used for financing activities for the fiscal year ended December 29, 2006 consisted of repurchases of common stock of $140.4 million, which was partially offset by net proceeds of $80.9 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

YEAR 2005  |  In 2005, we spent $369.9 million to repurchase our common stock, compared to $176.3 million in 2004. We also spent $25.9 million on capital expenditures in 2005, compared to $24.7 million in 2004.

CASH FLOWS  |  Our positive cash flows from operating activities for the fiscal year ended December 30, 2005 were primarily attributable to net income and cash inflows of $65.6 million resulting from year-over-year changes in working capital, excluding cash. These changes included an increase in accounts receivable of $13.0 million, a decrease in other current assets primarily due to the collection in 2005 of a $17 million income tax refund related to the filing of our 2004 federal income tax return, a $37.2 million increase in deferred income and allowances on sales to distributors due to an increase in inventory held by distributors, and a $25.1 million increase in income taxes payable resulting primarily from the accrual for income taxes to be paid as a result of the repatriation of unremitted foreign earnings under the AJCA (see “Note 9 – Income Taxes” to our consolidated financial statements).

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

CONTRACTUAL OBLIGATIONS  |  The following table summarizes our significant contractual cash obligations at December 29, 2006, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$25.4	$7.9	$10.2	$3.9	$3.4

Capital lease obligations, including interest	4.4	3.0	1.4	-	-

Wafer purchase obligations (2)	41.1	41.1	-	-	-

Other non-current liabilities (3)	7.4	-	0.2	0.2	7.0

Total contractual cash obligations	$78.3	$52.0	$11.8	$4.1	$10.4

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through 2011. Rental expense under all operating leases amounted to $10.6 million in 2006, $9.3 million in 2005, and $9.1 million in 2004.

(2)	We depend entirely upon subcontractors to manufacture our silicon wafers. Due to lengthy subcontractor lead times, we must order materials from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2007.

(3)	We sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retire from Altera at or after age 55 if they have at least 10 years of service. Effective January 1, 2005, future participation is also limited to existing employees who were age 40 or older as of January 1, 2005.

In addition to these leases and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

IMPACT OF CURRENCY TRANSLATION AND INFLATION  |  We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of December 29, 2006, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure. We have, in the past, entered into forward contracts to hedge against currency fluctuations associated with contractual commitments denominated in foreign currencies.

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 29, 2006, our board of directors has authorized 108 million shares for repurchase and we have repurchased a total of 93.7 million shares of our common stock for an aggregate cost of $2.0 billion. All shares were retired upon acquisition. On December 29, 2006, 14.3 million shares remained authorized for repurchases under our stock repurchase program.

Common stock repurchase activities for 2006, 2005, and 2004 were as follows:

(In millions, except per share amounts)	2006	2005	2004
Shares repurchased	7.1	19.9	8.3

Cost of shares repurchased	$140.4	$369.9	$176.3

Average price per share	$19.89	$18.59	$21.36

We temporarily suspended our stock repurchase program from May to October 2006, which was necessitated by our failure to timely file our periodic reports as a result of the restatement of our consolidated financial statements. During 2006, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized a third-party broker to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we have repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

OFF-BALANCE SHEET ARRANGEMENTS  |  We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

NEW ACCOUNTING PRONOUNCEMENTS  |  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations. Based on our preliminary analysis, we expect a substantial portion of our income taxes payable balance of $125.2 million as of December 29, 2006 to be reclassified in 2007 as a non-current liability.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal year 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on our consolidated results of operations and the incremental effect on our consolidated balance sheet as at December 29, 2006 is summarized in Note 11- Employee Benefits Plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT AND INTEREST RATE RISK  |  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.6 billion as of December 29, 2006. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If interest rates decline or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

FOREIGN CURRENCY RISK  |  Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at December 29, 2006, our consolidated financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Consolidated Balance Sheets at December 29, 2006 and December 30, 2005	39

Consolidated Statements of Income for each of the three years in the period ended December 29, 2006	40

Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2006	41

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 29, 2006	42

Notes to the Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm	62

Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.

Supplementary Financial Data (unaudited)	64

ALTERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 29, 2006	December 30, 2005
ASSETS

Current assets:

Cash and cash equivalents	$738,412	$787,707

Short-term investments	625,335	378,881

Total cash, cash equivalents, and short-term investments	1,363,747	1,166,588

Accounts receivable, net of allowances for doubtful accounts and sales returns of $4,975 and $5,055 as of December 29, 2006 and December 30, 2005, respectively	74,795	80,509

Inventories	78,477	70,711

Deferred income taxes	82,204	82,659

Deferred compensation plan assets	69,378	61,567

Other current assets	65,951	49,562

Total current assets	1,734,552	1,511,596

Long-term investments	256,563	115,965

Property and equipment, net	178,363	165,999

Deferred income taxes and other assets, net	45,314	34,136

Total assets	$2,214,792	$1,827,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$24,228	$29,388

Accrued liabilities	27,941	30,462

Accrued compensation and related	53,133	45,596

Deferred compensation plan obligations	69,378	61,567

Deferred income and allowances on sales to distributors	298,078	258,285

Income taxes payable	125,206	133,904

Total current liabilities	597,964	559,202

Capital lease obligations	1,304	3,871

Other non-current liabilities	7,363	5,035

Total liabilities	606,631	568,108

Commitments and contingencies (See “Note 6–Commitments and Contingencies”)

Stockholders’ equity:

Common stock: $.001 par value; 1,000,000 shares authorized; outstanding – 360,201 at December 29, 2006 and 359,419 shares at December 30, 2005	360	359

Capital in excess of par value	506,863	385,201

Retained earnings	1,102,151	875,164

Deferred stock-based compensation	-	(46)

Accumulated other comprehensive loss	(1,213)	(1,090)

Total stockholders’ equity	1,608,161	1,259,588

Total liabilities and stockholders’ equity	$2,214,792	$1,827,696

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	December 29, 2006	December 30, 2005	December 31, 2004
Net sales	$1,285,535	$1,123,739	$1,016,364

Cost of sales (1)	427,975	365,946	308,741

Gross margin	857,560	757,793	707,623

Operating expenses: (1)

Research and development expenses	248,720	209,765	181,881

Selling, general, and administrative expenses	307,765	225,861	212,980

Total operating expenses	556,485	435,626	394,861

Income from operations	301,075	322,167	312,762

Interest and other income, net	58,595	34,869	18,739

Income before income taxes	359,670	357,036	331,501

Provision for income taxes	36,434	78,207	55,426

Net income	$323,236	$278,829	$276,075

Net income per share:

Basic	$0.90	$0.75	$0.74

Diluted	$0.88	$0.74	$0.72

Shares used in computing per share amounts:

Basic	361,096	370,164	373,785

Diluted	367,372	376,302	382,616

(1)    Effective December 31, 2005, Altera adopted SFAS 123(R) using the modified prospective transition method for reporting stock-based payments. See Note 8 “Stock-Based Compensation” for additional information. Stock-based compensation is included as follows:

Cost of sales	$1,868	$-	$47

Research and development expenses	$28,566	$-	$2,102

Selling, general, and administrative expenses	$37,690	$282	$1,059

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
Cash Flows from Operating Activities:

Net income	$323,236	$278,829	$276,075

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	29,721	29,411	30,479

Stock-based compensation	68,124	282	3,208

Deferred income tax (benefit) provision	(11,023)	22,315	(8,985)

Tax benefit from stock-based compensation	16,900	18,688	28,852

Gross tax benefit from stock-based compensation	(18,459)	-	-

Changes in assets and liabilities:

Accounts receivable	5,714	(12,987)	19,682

Inventories	(7,766)	(3,257)	(22,871)

Other assets	(16,998)	23,511	(17,472)

Accounts payable and other liabilities	4,445	(3,954)	23,810

Deferred income and allowances on sales to distributors	39,793	37,204	(24,340)

Income taxes payable	(8,698)	25,100	5,554

Net cash provided by operating activities	424,989	415,142	313,992

Cash Flows from Investing Activities:

Purchases of property and equipment	(36,484)	(25,909)	(24,693)

Purchases of available-for-sale investments	(962,345)	(473,761)	(364,608)

Proceeds from the maturities and sales of available-for-sale investments	576,535	587,706	424,010

Proceeds from the maturities of held-to-maturity investments	-	14,470	102,022

Purchases of intangible assets	(350)	-	(1,801)

Net cash (used for) provided by investing activities	(422,644)	102,506	134,930

Cash Flows from Financing Activities:

Proceeds from issuance of common stock through various stock plans	80,880	57,766	49,643

Repurchases of common stock	(140,444)	(369,934)	(176,268)

Gross tax benefit from stock-based compensation	18,459	-	-

Increase (decrease) in book overdrafts	(3,909)	3,528	(1,192)

Principal payments on capital lease obligations	(6,626)	(1,237)	-

Net cash used for financing activities	(51,640)	(309,877)	(127,817)

Net (decrease) increase in cash and cash equivalents	(49,295)	207,771	321,105

Cash and cash equivalents at beginning of year	787,707	579,936	258,831

Cash and cash equivalents at end of year	$738,412	$787,707	$579,936

Cash paid (received) during the year for:

Income taxes paid (refunded)	$38,942	$(5,198)	$22,504

Interest paid on capital lease obligations	$859	$58	-

Non-cash transactions:

Assets acquired under capital leases	$4,245	$7,470	-

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 2, 2004	376,080	$394,780	$702,347	$(3,590)	$690	$1,094,227

Components of comprehensive income:

Net income	-	-	276,075	-	-	276,075

Change in unrealized gains (losses) on investments, net of tax benefit of $1,040	-	-	-	-	(1,734)	(1,734)

Total comprehensive income	-	-	-	-	-	274,341

Tax benefit from stock plans	-	28,852	-	-	-	28,852

Issuance of common stock through employee stock plans	5,932	49,643	-	-	-	49,643

Reversal of deferred stock-based compensation from forfeiture	-	(54)	-	54	-	-

Stock-based compensation expense	-	-	-	3,208	-	3,208

Repurchases of common stock	(8,253)	(56,301)	(119,967)	-	-	(176,268)

Balance, December 31, 2004	373,759	416,920	858,455	(328)	(1,044)	1,274,003

Components of comprehensive income:

Net income	-	-	278,829	-	-	278,829

Change in unrealized gains (losses) on investments, net of tax benefit of $4	-	-	-	-	(46)	(46)

Total comprehensive income	-	-	-	-	-	278,783

Tax benefit from stock plans	-	18,688	-	-	-	18,688

Issuance of common stock through employee stock plans	5,564	57,766	-	-	-	57,766

Stock-based compensation expense	-	-	-	282	-	282

Repurchases of common stock	(19,904)	(107,814)	(262,120)	-	-	(369,934)

Balance, December 30, 2005	359,419	385,560	875,164	(46)	(1,090)	1,259,588

Components of comprehensive income:

Net income	-	-	323,236	-	-	323,236

Change in unrealized gains (losses) on investments, net of tax benefit of $451	-	-	-	-	791	791

Total comprehensive income	-	-	-	-	-	324,027

Tax benefit from stock plans	-	16,900	-	-	-	16,900

Issuance of common stock through employee stock plans	7,844	80,880	-	-	-	80,880

Stock-based compensation expense	-	68,124	-	-	-	68,124

Elimination of deferred stock-based compensation upon adoption of SFAS 123(R)	-	(46)	-	46	-	-

Adjustment to adopt SFAS 158, net of tax benefit of $548	-	-	-	-	(914)	(914)

Repurchases of common stock	(7,062)	(44,195)	(96,249)	-	-	(140,444)

Balance, December 29, 2006	360,201	507,223	1,102,151	-	(1,213)	1,608,161

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

Note 2:    Significant Accounting Policies

BASIS OF PRESENTATION  |  Our fiscal year ends on the Friday nearest December 31st. Our most recent fiscal year ended on December 29, 2006. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

RECLASSIFICATIONS  |  We have made certain consolidated balance sheet reclassifications to prior period balances in order to conform to the current period’s presentation. During 2006, we adopted Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), and changed the classification of current deferred income tax assets to non-current deferred income taxes to conform to the classification of the related non-current liability. In addition, to correctly classify the deferred income tax asset-related to our Non-Qualified Deferred Compensation Plan (“NQDC Plan”), we changed the classification of certain non-current deferred tax assets to current deferred tax assets as of December 30, 2005. The net impact of the change in classification is an increase of $16.4 million in current deferred income tax assets on the December 30, 2005 consolidated balance sheet.

The above reclassifications had no impact on our consolidated statements of income or statements of cash flows for any year presented.

CASH EQUIVALENTS AND INVESTMENTS  |  Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Management determines the appropriate classification of investments at the time of purchase. As of December 29, 2006, all investments in our portfolio were classified as available-for-sale. Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest and other income, net in our consolidated statements of income. Net unrealized gains or losses are recorded directly in stockholders’ equity. Those unrealized losses that are deemed to be other than temporary are reflected in Interest and other income, net.

Effective July 1, 2005, we began to classify certain investments as long-term. Investments classified as Long-term investments represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding 12 months as of the balance sheet date.

INVENTORIES  |  Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. Inventories at December 29, 2006 and December 30, 2005 were comprised of the following:

(In thousands)	December 29, 2006	December 30, 2005
Raw materials and work in process	$55,856	$50,071

Finished goods	22,621	20,640

Total inventories	$78,477	$70,711

In 2001, we recorded total inventory provisions of $154.5 million as a result of unfavorable economic conditions and diminished demand for semiconductor products. As of December 29, 2006, substantially all of the inventory that was written-down in 2001 had been either sold or scrapped. As of December 29, 2006, the book value of the inventory written down in 2001 was zero while the cost basis was $2.4 million which was entirely comprised of raw materials and work in process inventory. During the years ended December 29, 2006, December 30, 2005, and December 31, 2004, we realized gross margin benefits of $2.0 million, $11.1 million, and $14.7 million, respectively, resulting from the sale of inventory previously written down in 2001.

PROPERTY AND EQUIPMENT  |  Property and equipment, net at December 29, 2006 and December 30, 2005 was comprised of the following:

(In thousands)	December 29, 2006	December 30, 2005
Land and land rights	$30,779	$30,779

Building	128,817	121,772

Equipment and software	224,647	209,244

Office furniture and fixtures	21,438	20,101

Leasehold improvements	7,712	6,739

Property and equipment, at cost	413,393	388,635

Accumulated depreciation and amortization	(235,030)	(222,636)

Property and equipment, net	$178,363	$165,999

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to five years are used for equipment and office furniture, up to forty years for buildings and sixty years for land rights. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Depreciation expense was $28.3 million in 2006, $27.0 million in 2005, and $26.0 million in 2004.

Assets acquired under capital leases totaled $8.2 million (net of accumulated amortization of $5.0 million) as of December 29, 2006 and totaled $8.1 million (net of accumulated amortization of $0.9 million) as of December 30, 2005.

We evaluate the recoverability of our property, equipment, and intangible assets on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and record an impairment charge against income as appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS  |  For certain of our financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and accrued liabilities, the carrying value approximate fair value due to their short maturities.

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

We sell our products to distributors and original equipment manufacturers, (“OEMs”) throughout the world and perform on-going credit evaluations of their financial condition and require credit guarantees whenever deemed necessary.

Trade accounts receivable are recorded at the invoiced amount. We maintain allowances for doubtful accounts to reduce our receivables to their estimated net realizable value. The allowance for doubtful accounts balance was $5.0 million at December 29, 2006 and at December 30, 2005, and is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Delinquent account balances are subject to interest charges. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We wrote off $102,000 in 2006 and $2,000 in both 2005 and 2004 against our allowances for doubtful accounts and sales returns. Charges to expense were immaterial for all three years.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resales of Altera products. For the fiscal year ended December 29, 2006, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 93% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 47% of total sales in 2006, 44% in 2005, and 46% in 2004. Our second largest distributor, Altima Corporation, accounted for 15% of total sales in 2006, 17% in 2005, and 16% in 2004. No other distributor accounted for greater than 10% of total sales in 2006 or 2005. In 2004, a third distributor, Paltek Corporation, accounted for 10% of total sales. In March 2006, we terminated our distribution relationship with Paltek Corporation. For each of the three years ended December 29, 2006, no single end customer accounted for more than 10% of our total sales.

At December 29, 2006, four distributors comprised greater than 10% of Accounts receivable, net, accounting for 48%, 17%, 13%, and 13%, respectively. At December 30, 2005, four distributors comprised greater than 10% of Accounts receivable, net, accounting for 40%, 19%, 13%, and 11%, respectively.

Distributor advances, included in Deferred income and allowances on sales to distributors on our consolidated balance sheets, totaled $112.0 million at December 29, 2006 and $74.2 million at December 30, 2005. On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income. We process discounts taken by distributors against our deferred income and allowances on sales to distributors balance and true-up the advanced amounts generally at the end of each month. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that are, in substance, an arrangement to finance distributors’ accounts receivable and inventory. The amounts advanced are settled in cash at least on a quarterly basis and are classified as Other current assets in our consolidated balance sheets and totaled $54.3 million at December 29, 2006 and $34.6 million at December 30, 2005. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

REVENUE RECOGNITION  |  We recognize revenue on products sold to OEMs upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues. We record reserves for OEM sales returns and allowances, included in Accounts receivable, net in the asset section of our accompanying consolidated balance sheets, for any specific known customer returns or allowances. The OEM returns allowance was $9,000 at December 29, 2006 and $44,000 at December 30, 2005. Charges against revenue and claims processed totaled $1.2 million, $1.1 million, and $0.8 million for the years ended 2006, 2005, and 2004, respectively.

In almost all cases, sales to distributors are made under agreements allowing for product returns and subsequent price adjustments and we defer recognition of revenue until the products are resold by the distributor at which time our final net sales price is fixed. At the time of shipment to distributors, we record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, we relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and we record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell each item in our product catalog to all of our distributors worldwide at a uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of our distributors’ resales are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a substantial portion of the Deferred income and allowances on sales to distributors balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income by anticipated future price concessions; instead, price concessions are typically recorded against deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product. These allowances for price concessions have historically been greater than 60 percent of the deferred income and allowances on sales to distributors account balance.

Revenue from software and IP licenses is deferred and recognized as revenue over the term of the license subscription, which is generally one year. Revenue from HardCopy non-recurring engineering costs, or NRE, is generally recognized at the conclusion of the project including customer acceptance.

INCOME TAXES  |  Our provision for income taxes is based on the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, our provision for income taxes is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns.

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

The economic, market, social, and political situations in countries where certain independent subcontractors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may not be able to obtain product in a timely manner. Market and political conditions, including manufacturing capacity constraints, currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation in areas where our independent subcontractors are located also could have a severe negative impact on our operating capabilities.

STOCK-BASED COMPENSATION PLANS  |  On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (“ESPP Shares”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for the year ended December 29, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

Stock-based compensation expense recognized in the year ended December 29, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows. Also see Note 8 “Stock-Based Compensation” for additional information.

SFAS 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the consolidated statement of income (continuing operations) rather than through paid-in-capital.

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars and the resulting gains or losses are included in interest and other income, net. Such gains or losses have not been material for any period presented.

RESEARCH AND DEVELOPMENT EXPENSES  |  Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs in the period in which they are incurred. Advertising expenses totaled $9.1 million in 2006, $9.6 million in 2005, and $8.2 million in 2004.

NEW ACCOUNTING PRONOUNCEMENTS  |  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations. Based on our preliminary analysis, we expect a substantial portion of our income taxes payable balance of $125.2 million as of December 29, 2006 to be reclassified in 2007 as a non-current liability.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance became effective for our fiscal year 2006. Our adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on our consolidated results of operations. The incremental effect on our consolidated balance sheet as at December 29, 2006 is summarized in Note 11- Employee Benefits Plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

Note 3:    Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock options, restricted stock units, and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the estimated deferred tax benefit or detriment associated with stock-based compensation expense.

In applying the treasury stock method, we excluded 39.7 million stock options for the year ended December 29, 2006 because their effect was anti-dilutive. Anti-dilutive stock options totaled 37.9 million for the year ended December 30, 2005 and 32.1 million for the year ended December 31, 2004. While the stock options are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of December 29, 2006 were in-the-money and included in our treasury stock calculation. A reconciliation of basic and diluted income per share is presented below:

	Years Ended
(In thousands, except per share amounts)	December 29, 2006	December 30, 2005	December 31, 2004

Basic:

Net income	$323,236	$278,829	$276,075

Weighted shares outstanding	361,096	370,164	373,785

Net income per share	$0.90	$0.75	$0.74

Diluted:

Net income	$323,236	$278,829	$276,075

Weighted shares outstanding	361,096	370,164	373,785

Effect of dilutive securities:

Stock options, ESPP Shares, and restricted stock unit shares	6,276	6,138	8,831

Diluted weighted shares outstanding	367,372	376,302	382,616

Net income per share	$0.88	$0.74	$0.72

Note 4: Marketable Securities

Our portfolio of marketable securities, which does not include cash, consisted of the following available-for sale securities:

	December 29, 2006				December 30, 2005
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$565,831	$-	$-	$565,831	$579,272	$-	$-	$579,272
Municipal bonds	892,129	436	(881)	891,684	578,822	24	(1,553)	577,293
U.S. government and agency obligations	30,031	5	(41)	29,995	24,209	-	(191)	24,018
Corporate debt securities	118,071	-	-	118,071	96,088	-	-	96,088
Other debt securities	2,816	3	-	2,819	-	-	-	-

Total marketable securities	$1,608,878	$444	$(922)	$1,608,400	$1,278,391	$24	$(1,744)	$1,276,671

Included in:
Cash and cash equivalents				$726,502				$781,825
Short-term investments				625,335				378,881
Long-term investments				256,563				115,965

Total marketable securities				$1,608,400				$1,276,671

Our portfolio of available-for-sale marketable securities by contractual maturity is as follows:

(In thousands)	December 29, 2006	December 30, 2005
Due in one year or less	$1,171,926	$1,135,317
Due after one year through five years	436,474	141,354

Total marketable securities	$1,608,400	$1,276,671

The following tables show the gross unrealized losses and fair values of our investments in an unrealized loss position as of December 29, 2006 and December 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses on these investments were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we considered these unrealized losses to be temporary in nature at December 29, 2006 and December 30, 2005.

	December 29, 2006
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds …	$472,186	$(466)	$75,889	$(415)	$548,075	$(881)
U.S. government and agency obligations	15,182	(14)	5,056	(27)	20,238	(41)

Total	$487,368	$(480)	$80,945	$(442)	$568,313	$(922)

	December 30, 2005
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds …	$379,235	$(1,335)	$50,349	$(218)	$429,584	$(1,553)
U.S. government and agency obligations	5,033	(37)	18,985	(154)	24,018	(191)

Total	$384,268	$(1,372)	$69,334	$(372)	$453,602	$(1,744)

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

Deferred income taxes and other assets, net consisted primarily of the non-current portion of deferred tax assets of $41.0 million at December 29, 2006 and $29.4 million at December 30, 2005.

Also included in Deferred income taxes and other assets, net are acquired intangible assets consisting of market-ready technology and other intangible assets. We continue to amortize other intangible assets on a straight-line basis over their estimated useful lives. We purchased $0.3 million of intangible assets in 2006. Amortization of all acquired intangible assets was $1.4 million in 2006, $2.4 million in 2005, and $4.4 million in 2004. The net carrying value of our intangible assets as of December 29, 2006 was $0.5 million, compared with $1.6 million as of December 30, 2005. Amortization expense for these intangible assets is expected to be $0.3 million in 2007 and $0.1 million in both 2008 and 2009.

Note 6:    Commitments and Contingencies

OPERATING AND CAPITAL LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2011. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases amounted to $10.6 million in 2006, $9.3 million in 2005, and $9.1 million in 2004. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating leases and capital lease obligations are as of December 29, 2006:

Year	Operating	Capital
	(In thousands)

2006	$-	$-

2007	7,925	2,985

2008	6,324	1,402

2009	3,822	-

2010	2,533	-

2011	1,413	-

Beyond	3,379	-

Total	$25,396	$4,387

Less amount representing interest		(460)

Present value of minimum lease payments		3,927

Less current portion (1)		(2,623)

Non-current portion		$1,304

(1)	Included in Accrued liabilities.

As of December 30, 2005, capital lease obligations totaled $6.2 million of which $2.4 million was classified as current within Accrued liabilities.

OTHER COMMITMENTS  |  In addition to these operating leases and capital lease obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

INDEMNIFICATION AND PRODUCT WARRANTY  |  We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secret, trademarks, or copyrights. In general, there are limits on, and exceptions to, our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our products, for varying lengths of time, against defects in materials, workmanship and non-conformance to our specifications. We provide for known product issues if a loss is probable and can be reasonably estimated. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

The following table summarizes the activity related to our product warranty liability for 2006 and 2005:

(In thousands)	2006	2005
Balance at beginning of period	$1,453	$1,822

Provision	1,320	-

Payments	(1,658)	(369)

Balance at end of period (1)	$1,115	$1,453

(1)	Included in Accrued liabilities

Note 7:    Stockholders’ Equity

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 29, 2006, our board of directors has authorized 108 million shares for repurchase and we have repurchased a total of 93.7 million shares of our common stock for an aggregate cost of $2.0 billion. All shares were retired upon acquisition. On December 29, 2006, 14.3 million shares remained authorized for repurchase under our stock repurchase program.

Common stock repurchase activities for 2006, 2005, and 2004 were as follows:

(In millions, except per share amounts)	2006	2005	2004
Shares repurchased	7.1	19.9	8.3

Cost of shares repurchased	$140.4	$369.9	$176.3

Average price per share	$19.89	$18.59	$21.36

Note 8:    Stock-Based Compensation

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, and stock bonus awards. Prior to 2006, we granted only stock options under the 2005 Plan. In 2006, awards granted under the 2005 Plan consisted of stock options and RSUs. The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years.

On May 9, 2006, the stockholders approved an amendment to the 2005 Plan to increase by 10 million the number of shares of common stock reserved for issuance under the 2005 Plan. As of December 29, 2006, the 2005 Plan had a total of 25.9 million shares reserved for future issuance, of which 17.9 million shares were available for future grants.

PRIOR STOCK OPTION PLANS  |  Prior to stockholder approval of the 2005 Plan on May 10, 2005, we granted stock options under the 1996 Plan and the 1998 Plan. The 1996 Plan provided for the periodic issuance of stock options to our employees, and the 1998 Plan provided for the periodic issuance of stock options to members of our board of directors who were not employees. The vesting period for the options granted under these plans is one to five years. The maximum contractual term of options granted under these plans is ten years.

As of December 29, 2006, the 1996 Plan had 48.9 million shares reserved for future issuance and the 1998 Plan had 0.4 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Plan and the 1998 Plan are for stock options previously granted that remained outstanding as of December 29, 2006. We may no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various other plans. The contractual terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. As of December 29, 2006, 0.1 million shares were reserved for issuance for stock options previously granted under these plans that remained outstanding as of December 29, 2006. We may no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands)	Shares Available For Grant
Balance, December 30, 2005	11,659

Additional shares reserved	10,000

Stock option grants	(1,994)

Stock options cancelled/expired/forfeited (1)	4,457

Restricted stock units granted (2)	(6,576)

Restricted stock units forfeited (2)	386

Balance, December 29, 2006	17,932

(1)	Includes 4,104,832 shares that were subject to awards granted under the 1996 Plan and 1998 Plan that were outstanding on the effective date of the 2005 Plan, and cancelled during the year ended December 29, 2006. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.

(2)	During the year ended December 29, 2006, we granted 2,922,491 restricted stock units, of which 171,400 were forfeited during the year. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each restricted stock unit granted reduces the number of shares available for issuance by 2.25 shares and each restricted stock unit cancelled increases shares available for issuance by 2.25 shares.

A summary of stock option activity for the three years ended December 29, 2006 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 29, 2006 is as follows:

(In thousands, except price per share amounts and as noted)	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding, January 2, 2004	51,209	$16.21

Grants	18,179	22.80

Exercises	(5,106)	7.01

Cancelled/Expired/Forfeited	(1,915)	22.49

Outstanding December 31, 2004	62,367	18.69

Grants	10,503	20.21

Exercises	(4,604)	9.32

Cancelled/Expired/Forfeited	(4,493)	22.67

Outstanding, December 30, 2005	63,773	19.33

Grants	1,994	19.30

Exercises	(6,677)	9.64

Cancelled/Expired/Forfeited	(4,457)	22.78

Outstanding, December 29, 2006	54,633	$20.24	5.6	$96,856

Exercisable, December 29, 2006	44,067	$20.15	5.0	$94,592

Vested and expected to vest, December 29, 2006	53,597	$20.24	5.6	$96,557

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our stock on December 29, 2006, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 29, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2006 (In thousands)	Weighted-Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable at December 29, 2006 (In thousands)	Weighted Average Exercise Price
$ 0.01 – $ 13.91	11,290	4.0	$11.68	11,275	$11.68

$ 14.01 – $ 20.61	12,307	7.7	19.43	5,883	19.20

$ 20.62 – $ 22.49	11,748	5.8	21.59	9,427	21.69

$ 22.60 – $ 23.47	12,686	5.6	23.34	10,902	23.33

$ 23.50 – $ 61.56	6,602	4.1	28.04	6,580	28.05

	54,633	5.6	$20.24	44,067	$20.15

As of December 30, 2005, 42.9 million options were exercisable with an average exercise price of $18.82. As of December 31, 2004, 35.3 million options were exercisable with an average exercise price of $16.90.

For the years ended, 2006, 2005 and 2004, 6.7 million, 4.6 million and 5.1 million, respectively, in stock options were exercised. The intrinsic value of stock options exercised for the years ended 2006, 2005 and 2004 was $69.6 million, $52.7 million and $76.1 million, respectively. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the ESPP Shares, and the vesting of restricted stock was $16.9 million for the year ended December 29, 2006, compared with $18.7 million for the year ended December 30, 2005 and $28.9 million for the year December 31, 2004.

A summary of our RSUs activity for the year ended December 29, 2006 and information regarding RSUs outstanding and expected to vest as of December 29, 2006 is as follows:

(in thousands, except price per share amounts and as noted)	Number of Shares	Weighted-Average Grant Date Fair Market Value	Weighted-Average remaining contractual term (years)	Aggregate intrinsic value (1)
Outstanding, December 30, 2005	-	$-

Grants	2,922	18.26

Vested	-	-

Cancelled/Forfeited	(171)	18.64

Outstanding, December 29, 2006	2,751	$18.24	3.3	$54,141

Expected to vest, December 29, 2006	2,288	$18.24	3.4	$45,022

(1)	Aggregate intrinsic value for restricted stock units represents the closing price per share of our stock on December 29, 2006, multiplied by the number of restricted stock units outstanding or expected to vest as of December 29, 2006.

EMPLOYEE STOCK PURCHASE PLAN  |  As implemented, our 1987 Employee Stock Purchase Plan (“ESPP”) has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period generally includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant will be automatically withdrawn from the current offering period following the purchase of shares on the purchase date and will be automatically re-enrolled in the immediately following offering period.

On May 9, 2006, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 19.7 million to 20.7 million shares. As of December 29, 2006, 2.6 million shares were available for future issuance under the ESPP. Sales under the ESPP were 1.2 million shares of common stock at an average price of $14.17 per share for the year ended December 29, 2006, 1.0 million shares of common stock at an average price of $15.43 per share for the year ended December 30, 2005, and 0.8 million shares of common stock at an average price of $16.79 per share for the year ended December 31, 2004.

Adoption of SFAS 123(R)

On December 31, 2005, the first day of our 2006 fiscal year, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors, including employee stock options and other stock-based awards, based on estimated fair values. The following table summarizes the impact of stock-based compensation expense on our consolidated statements of income and net income per common share for the year ended December 29, 2006:

(In thousands, except per share amounts)	Year Ended December 29, 2006
Cost of sales	$1,868

Research and development expenses	28,566

Selling, general, and administrative expenses	37,690

Stock-based compensation expense effect on income before income taxes	68,124

Income tax effect	(20,123)

Net stock-based compensation expense effect on net income	$48,001

Effect on net income per common share:

Basic	$0.13

Diluted	$0.13

Prior to our adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS 123(R) requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities (total cash flows remain unchanged) as summarized below:

Decrease in cash flows from operating activities	$(18,459)

Increase in cash flows from financing activities	$18,459

At December 29, 2006, unamortized stock-based compensation expense related to outstanding unvested stock options, RSU’s, and ESPP Shares that are expected to vest was approximately $79 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.5 years. In addition to the expense for outstanding unvested stock options, RSU’s and ESPP Shares, we will incur significant additional expense during fiscal year 2007 related to new awards granted during 2007.

Under the modified prospective recognition method, prior period financial statements are not restated. Prior to the adoption of SFAS 123(R), as required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, we disclosed the following pro forma information to illustrate the effect on our net income and net income per share as if we had recorded stock-based compensation expense for the years ended 2005 and 2004 under SFAS 123:

	Years Ended
(In thousands, except per share amounts)	December 30, 2005	December 31, 2004
Reported net income	$278,829	$276,075

Add: Stock-based employee compensation expense included in reported net income, net of tax	191	2,168

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(75,091)	(96,698)

Pro forma net income	$203,929	$181,545

Pro forma net income per share:

Basic	$0.55	$0.49

Diluted	$0.54	$0.47

Reported net income per share:

Basic	$0.75	$0.74

Diluted	$0.74	$0.72

Valuation of Stock-Based Compensation

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, stock options granted under our stock option plans and ESPP Shares are not freely tradable, or transferable, and have vesting restrictions.

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP Share. The assumptions used to estimate the fair value of stock options and ESPP Shares granted during the years ended 2006, 2005, and 2004 were as follows:

	Years Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Stock option plan:
Expected term (in years)	4.7	4.0	3.5
Expected stock price volatility	42.1%	46.8%	66.5%
Risk-free interest rate	4.6%	3.6%	2.6%
Weighted-average estimated fair value	$8.11	$8.05	$9.25

ESPP Shares:
Expected term (in years)	0.7	0.9	0.7
Expected stock price volatility	33.2%	35.6%	48.5%
Risk-free interest rate	5.0%	3.7%	1.3%
Weighted-average estimated fair value	$4.87	$5.49	$6.26

For stock options, our expected term estimate represents the weighted average term for stock options that have completed the full contractual term based on the period from the date of grant to exercise, cancellation, or expiration. For ESPP Shares, the expected term represents the average term from the first day of the offering period to the purchase date.

Our expected stock price volatility assumption for stock options is estimated using a combination of implied volatility for publicly traded options on our stock with a term of one year or more and our historical stock price volatility. Our expected stock price volatility assumption for ESPP Shares is estimated using a combination of implied volatility for publicly traded options on our stock with a term of six months and our historical stock price volatility.

The interest rate used to value stock options and ESPP Shares approximates the risk-free interest rate of a zero-coupon Treasury bond on the date of grant. Our calculation of fair value per share for stock options and ESPP Shares assumes no expected dividends.

We monitor the assumptions used to compute the fair value of stock options and ESPP Shares and revise our methodology as appropriate.

RSU’s

For RSU’s, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant, multiplied by the number of RSU’s granted. The grant-date value of RSU’s, less estimated pre-vest forfeitures, is recorded on a straight-line basis, over the vesting period. The vesting period for RSU’s is generally four years.

Note 9:    Income Taxes

The provision for income taxes consists of:

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
Current tax provision:
United States (“U.S.”)	$43,130	$67,634	$51,397
State	(3,844)	5,122	6,217
Foreign	8,171	(16,864)	6,797

Total current tax provision	47,457	55,892	64,411

Deferred taxes:
U.S.	(15,917)	(4,078)	(1,101)
State	4,530	(1,647)	(2,468)
Foreign	364	28,040	(5,416)

Total deferred tax (benefit) provision	(11,023)	22,315	(8,985)

Total provision for income taxes	$36,434	$78,207	$55,426

Deferred income tax assets were as follows:

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005
Deferred income on sales to distributors	$36,242	$38,014

Acquisition costs	14,392	21,957

Deferred compensation	27,497	22,446

Stock compensation	19,287	-

Other accrued expenses and reserves	17,772	19,689

Unutilized tax credits	4,845	10,275

Gross deferred tax assets	120,035	112,381

Depreciation	3,185	(282)

Net deferred tax assets	$123,220	$112,099

As of December 29, 2006, we have $4.8 million of California research and development tax credit carry forward to be used for an indefinite period of time.

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

For the fiscal year ended December 29, 2006, we recognized a tax benefit of approximately $4.0 million from the closure of a foreign income tax audit. For the fiscal year ended December 30, 2005, we recognized a tax benefit of approximately $12.6 million from the settlement of federal and California income tax audits. The resolution of the federal and California income tax audits included tax years 1993 through 2001. For the fiscal year ended December 31, 2004, we recognized a tax benefit of approximately $17.1 million related to the conclusion of an examination by the Hong Kong Inland Department of Revenue (“IRD”) of our tax returns of our wholly-owned subsidiary, Altera International, Limited. The examination included tax years 1997 through 2003.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
Tax provision at U.S. statutory rates	$125,885	$124,963	$116,031

State taxes, net of federal benefit	8,992	8,926	8,288

Foreign income taxed at different rates	(73,591)	(52,834)	(42,502)

Closure of tax audits	(3,972)	(12,600)	(17,100)

Provision related to repatriation under AJCA	-	24,600	-

Tax exempt income	(10,129)	(4,386)	(2,895)

Tax credits	(12,065)	(11,938)	(6,662)

Other, net	1,314	1,476	266

Total provision for income taxes	$36,434	$78,207	$55,426

U.S. and foreign components of income before income taxes were:

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
U.S.	$64,899	$131,642	$124,640

Foreign	294,771	225,394	206,861

Income before income taxes	$359,670	$357,036	$331,501

Unremitted earnings of our foreign subsidiaries included in retained earnings in our consolidated balance sheet aggregated to approximately $262.0 million at December 29, 2006. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes. Our federal provision includes U.S. income tax on certain foreign based income.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted into law. The AJCA provides for a special one-time elective dividends received deduction of 85% for certain foreign earnings that are repatriated by the end of 2005. During the fiscal year ended December 30, 2005, we repatriated $535.1 million of foreign earnings of which $500 million was an extraordinary dividend under the AJCA. As a result, we recorded an additional $24.6 million tax provision in 2005.

Note 10:    Segment and Geographic Information

We operate in a single industry segment comprised of the design, development, manufacture, and sale of PLDs, IP cores, and associated development tools. Our sales by major geographic area are based on the geographic location of the OEMs or the distributors who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end customers.

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
North America:

United States	$269,179	$234,820	$248,326

Other	42,659	40,407	41,132

Total North America	311,838	275,227	289,458

Asia Pacific	348,342	286,114	237,077

Europe	329,440	283,371	234,029

Japan	295,915	279,027	255,800

Net sales	$1,285,535	$1,123,739	$1,016,364

Property and equipment, net by country was as follows:

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005
United States	$142,822	$139,605

Malaysia	26,600	18,734

Other	8,941	7,660

Property and equipment, net	$178,363	$165,999

Note 11:    Employee Benefits Plans

Altera offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $4.4 million in 2006, $3.8 million in 2005, and $3.4 million in 2004. For employees in the U.S., we have a plan to provide retirement benefits for our eligible employees, known as the Altera Corporation Savings and Retirement Plan (“the Savings Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Savings Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the Savings Plan. Participants in the Savings Plan may make salary deferrals of up to 20% of the eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the Savings Plan, we make a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $2,000 per participant per year. After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who reach the age of fifty before the close of the Savings Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At December 29, 2006, there were approximately 140 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. The NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and obligations was $69.4 million as of December 29, 2006 and $61.6 million as of December 30, 2005.

Investment income or loss earned by the NQDC Plan is recorded as Interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. Income earned by the NQDC Plan does not impact, nor has it ever impacted, our income before income taxes, net income, or cash balances. The following table presents the net investment gains and corresponding compensation expense for the years ended 2006, 2005 and 2004.

	Years Ended
(In thousands)	December 29, 2006	December 30, 2005	December 31, 2004
Cost of sales	$99	$9	$115

Research and development expenses	2,616	1,117	1,038

Selling, general, and administrative expenses	3,183	1,333	1,729

Impact on Interest and other income, net	$5,898	$2,459	$2,882

In addition, we also sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retires from Altera at or after age 55 if they have at least 10 years of service. Effective January 1, 2005, future participation is also limited to existing employees who were age 40 or older as of January 1, 2005. As of December 29, 2006 and December 30, 2005, we had $7.4 million and $5.0 million, respectively, recorded in Other non-current liabilities for this plan.

In accordance with the requirements of SFAS 158 we have recognized the under-funded status of our retiree medical plan as a non-current liability as of December 29, 2006. The following table summarizes the incremental effect of applying SFAS 158 on our consolidated balance sheet as of December 29, 2006:

(In thousands)	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other non-current liabilities	$5,901	$1,462	$7,363
Deferred income taxes and other assets, net	$44,766	$548	$45,314
Accumulated other comprehensive loss	$(299)	$(914)	$(1,213)
Total stockholders’ equity	$1,609,075	$(914)	$1,608,161

In addition, we offer to U.S. and non-U.S employees’ participation in the Service Award Program (“SAP”). The SAP provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, and twenty year service anniversaries. As of December 29, 2006 and December 30, 2005, we had $6.6 million and $6.2 million, respectively, included in Accrued compensation and related for this program.

Note 12:    Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). A hearing on that motion is currently scheduled for April 20, 2007.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, accounting, and deceit. Plaintiffs’ claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. Altera moved to dismiss this action for lack of standing on January 29, 2007.

Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The consolidated complaint includes claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altera Corporation:

We have completed integrated audits of Altera Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 29, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries, at December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 29, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California

February 26, 2007

Supplementary Financial Data (unaudited)

Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006

Net sales	$292,830	$334,100	$341,213	$317,392

Gross margin	195,724	220,765	230,686	210,385

Net income	58,693	77,260	87,421	99,862

Basic net income per share	0.16	0.21	0.24	0.28

Diluted net income per share	0.16	0.21	0.24	0.27

2005

Net sales	$264,822	$285,477	$291,530	$281,910

Gross margin	180,932	194,885	193,883	188,093

Net income	63,766	67,566	77,815	69,682

Basic net income per share	0.17	0.18	0.21	0.19

Diluted net income per share	0.17	0.18	0.21	0.19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2006, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 29, 2006, our internal control over financial reporting was effective.

The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006, issued by PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, appears on page 62 of our 2006 Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, we took the necessary actions to remediate the material weakness identified in our 2005 Report on Form 10-K/A, filed on October 24, 2006, relating to our accounting for stock option grant agreement modifications. All of the following corrective actions were implemented, including testing, as of December 29, 2006:

▪

We provided additional training for our finance, human resource, stock administration, and legal personnel covering the equity grant process and the accounting and financial reporting for equity awards and modifications of such awards.

▪	We adopted procedures designed to ensure:

•	better coordination and communication among the finance, human resources, and legal functions to identify in advance personnel actions that might result in a modification of an stock grant agreement;

•

proper authorization for any stock grant agreement modification, including a review of the material terms of all agreements relating to termination of employment, by our Chief Executive Officer, Chief Financial Officer (or acting Chief Financial Officer), and General Counsel, as well as our finance and human resources personnel;

•	proper accounting under generally accepted accounting principles of any modifications of stock awards; and

•	validation of critical stock administration data fields including employee termination dates and stock award cancellation dates.

We hired a new Chief Financial Officer with substantial accounting and finance expertise. The new Chief Financial Officer took part in our year-end financial reporting process after joining the company on January 15, 2007.

The above actions have strengthened our internal controls over financial reporting, and as of December 29, 2006, we have remediated the material weakness identified in our 2005 Report on Form 10-K/A.

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

The board of directors has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

We have adopted a code of ethics that applies to our Chief Executive Officer and our senior financial officers, including our principal financial officer and principal accounting officer. This code of ethics has been posted on our web site. The Internet address for our web site is www.altera.com, and the code of ethics can be found from our main web page by clicking on “Investor Relations” under the “Corporate” heading, then clicking on “Corporate Governance” under the “Investor Overview” heading and choosing “Code of Ethics for Senior Financial Officers.” We will also provide a copy of the code of ethics, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our web site, at the location specified above.

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

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

February 26, 2007

POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Timothy R. Morse , his or her attorney-in-fact, with the full power of substitution, for him or her, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2007

/s/ TIMOTHY R. MORSE Timothy R. Morse	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer )	February 26, 2007

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	February 26, 2007

/s/ KEVIN McGARITY Kevin McGarity	Director	February 26, 2007

/s/ PAUL NEWHAGEN Paul Newhagen	Director	February 26, 2007

/s/ ROBERT W. REED Robert W. Reed	Director, Vice Chairman of the Board of Directors and Lead Independent Director	February 26, 2007

/s/ WILLIAM E. TERRY William E. Terry	Director	February 26, 2007

/s/ SUSAN WANG Susan Wang	Director	February 26, 2007

Exhibit Index

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(16)

3.2	By-laws of the Registrant, as currently in effect.(17)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(5)

10.1+	Altera Corporation 1987 Stock Option Plan, and forms of Incentive and Nonstatutory Stock Option Agreements, as amended March 22, 1995 and as restated effective May 10, 1995.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 2006.(22)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.4+	Altera Corporation 1988 Director Stock Option Plan and form of Outside Director Nonstatutory Stock Option Agreement restated effective May 7, 1997.(7)

10.5	LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(1)

10.6	Letter Agreement, dated August 20, 1996, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.7	Letter Agreement, dated May 22, 1997, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.8	Letter Agreement, dated May 22, 1998, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.(13)

10.10+	Form of Deferred Compensation Agreement.(13)

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(2)

10.12*

Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(4)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(18)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of May 11, 2004.(23)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(15)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(19)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(12)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(11)

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 9, 2006.(22)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(25)

10.24	[Reserved]

10.25+	Restricted Stock Purchase Agreement between the Registrant and John Daane.(8)

10.26+	Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

10.27+	Amendment to Severance Agreement, effective as of May 12, 2004.(21)

Exhibit Number	Exhibit

10.28+	Change in Control Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

10.29+	Amendment to Change in Control Severance Agreement, effective as of May 12, 2004.(21)

10.30+	Severance agreement, entered into on March 13 ,2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant.(28)

10.31+	Letter Agreement, dated July 27, 2001, by and between the Registrant and John Daane.(12)

10.32+	Restricted Stock Purchase Agreement between the Registrant and Jordan Plofsky.(10)

10.33+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(14)

10.34+	Altera Corporation Executive Bonus Plan.(20)

10.35	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(6)

10.36*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(21)

10.37*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(21)

10.38*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(21)

10.39*	Inventory Advances Arrangement Letter Agreement With Arrow Electronics Incorporated Pursuant to Distribution Agreement, Dated October 15, 2004.(21)

10.40*	Summary of Altera Corporation Non-Employee Director Compensation.(27)

#11.1	Computation of Earnings per Share (included in note 3 of our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included on page 68 of this Annual Report on Form 10-K).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1993.

(2)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.

(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54384), filed on January 26, 2001.

(9)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2000.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-56776), filed on March 9, 2001.

(11)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.

(15)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.

(16)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.

(17)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 15, 2006.

(18)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.

(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.

(20)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 5, 2005.

(21)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 31, 2004.

(22)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2006.

(23)	Incorporated by reference to the Registrant’s report on Form 8-K filed on April 26, 2005.

(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.

(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.

(26)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 30, 2005.

(27)	Incorporated by reference to the Registrant’s report on Form 8-K filed on May 11, 2006.

(28)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 30, 2005.

#	Filed herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.