Form 10-Q
period 2007-03-30
ALTERA CORP
filed 2007-05-08
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Number of shares of common stock outstanding at April 27, 2007: 355,064,934

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	March 30, 2007	December 29, 2006
ASSETS

Current assets:
Cash and cash equivalents	$741,299	$738,412
Short-term investments	538,697	625,335

Total cash, cash equivalents and short-term investments	1,279,996	1,363,747
Accounts receivable, net of allowances of $5,023 and $4,975 as of March 30, 2007 and December 29, 2006, respectively	130,451	93,263
Inventories	83,156	78,477
Deferred income taxes	77,894	82,204
Deferred compensation plan assets	73,206	69,378
Other current assets	68,502	65,951

Total current assets	1,713,205	1,753,020

Long-term investments	245,902	256,563
Property and equipment, net	184,774	178,363
Deferred income taxes and other assets, net	65,618	45,314

Total assets	$2,209,499	$2,233,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,895	$42,696
Accrued liabilities	39,782	27,941
Accrued compensation and related	45,674	53,133
Deferred compensation plan obligations	73,206	69,378
Deferred income and allowances on sales to distributors	280,817	298,078
Income taxes payable, net	4,166	125,206

Total current liabilities	489,540	616,432

Income taxes payable non-current	134,387	—
Other non-current liabilities	8,818	8,667

Total liabilities	632,745	625,099

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; outstanding - 356,074 shares at March 30, 2007 and 360,201 at December 29, 2006	356	360
Capital in excess of par value	512,819	506,863
Retained earnings	1,064,506	1,102,151
Accumulated other comprehensive loss	(927)	(1,213)

Total stockholders’ equity	1,576,754	1,608,161

Total liabilities and stockholders’ equity	$2,209,499	$2,233,260

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 30, 2007	March 31, 2006
Net sales	$304,916	$292,830
Cost of sales	104,512	97,106

Gross margin	200,404	195,724

Operating expenses:
Research and development	58,455	62,857
Selling, general, and administrative	71,784	76,249

Total operating expenses	130,239	139,106

Income from operations	70,165	56,618
Interest and other income, net	17,113	12,433

Income before income taxes	87,278	69,051

Provision for income taxes	(12,219)	(10,358)

Net income	$75,059	$58,693

Net income per share:
Basic	$0.21	$0.16

Diluted	$0.21	$0.16

Shares used in computing per share amounts:
Basic	357,594	359,479

Diluted	363,648	367,047

See accompanying notes to condensed consolidated financial statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net income	$75,059	$58,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,624	7,500
Stock-based compensation	13,103	18,913
Deferred income tax (credit) provision	(10,288)	2,570
Tax benefit from stock-based compensation plans	7,488	7,961
Gross tax benefit from stock-based compensation	(7,732)	(6,911)
Changes in assets and liabilities:
Accounts receivable, net	(37,188)	(88,026)
Inventories	(4,679)	3,945
Other assets	(8,572)	(4,677)
Accounts payable and other liabilities	(6,271)	6,725
Deferred income and allowances on sales to distributors	(17,261)	22,548
Income taxes payable	15,646	(20,606)

Net cash provided by operating activities	26,929	8,635

Cash Flows from Investing Activites:
Purchases of property and equipment	(13,890)	(8,133)
Purchases of available-for-sale investments	(96,379)	(308,170)
Proceeds from the maturities and sales of available-for-sale investments	194,134	119,010

Net cash provided by (used for) investing activities	83,865	(197,293)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	29,934	16,745
Repurchases of common stock	(145,376)	(43,664)
Gross tax benefit from stock-based compensation	7,732	6,911
Decrease in book overdrafts	—	(2,070)
Payments on capital lease obligations	(197)	(462)

Net cash used for financing activities	(107,907)	(22,540)

Net increase (decrease) in cash and cash equivalents	2,887	(211,198)
Cash and cash equivalents at beginning of period	738,412	787,707

Cash and cash equivalents at end of period	$741,299	$576,509

Cash paid during the period for:
Income taxes paid	$85	$20,471
Interest paid on capital lease obligations	$37	$58

Non-cash transactions:
Assets acquired under capital leases	$—	$4,245
Dividends declared but not paid	$14,200	$—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 29, 2006 condensed consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K, but does not include all disclosures required by GAAP. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and material effects on our consolidated operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 29, 2006 included in our Annual Report on Form 10-K, as filed on February 27, 2007 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 30, 2007 are not necessarily indicative of the results to be expected for any future period.

Reclassifications

Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation. In the first quarter of 2007, we reclassified customer receivable balances that were in a net credit position from accounts receivable to accounts payable.

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position, results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at March 30, 2007 is summarized in Note 9 – Income Taxes.

Note 2 – Balance Sheet Details

Inventories

Inventories at March 30, 2007 and December 29, 2006 were comprised of the following:

(in thousands)	March 30, 2007	December 29, 2006
Raw materials and work in process	$56,253	$55,856
Finished goods	26,903	22,621

Total inventories	$83,156	$78,477

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As a consequence, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $113.9 million at March 30, 2007 and $112.0 million at December 29, 2006.

We also enter into arrangements that are, in substance, arrangements to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $49.4 million at March 30, 2007 and $54.3 million at December 29, 2006. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Long-Term Investments

We classify certain investments as long-term. Investments classified as long-term investments represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value based on quoted market prices as of the balance sheet date.

Property and Equipment

Property and equipment at March 30, 2007, and December 29, 2006 were comprised of the following:

(in thousands)	March 30, 2007	December 29, 2006
Land and land rights	$32,059	$30,779
Buildings	128,607	128,817
Equipment and software	234,904	224,647
Office furniture and fixtures	21,484	21,438
Leasehold improvements	7,749	7,712

Property and equipment, at cost	424,803	413,393
Accumulated depreciation	(240,029)	(235,030)

Property and equipment, net	$184,774	$178,363

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $7.5 million (net of accumulated amortization of $5.7 million) as of March 30, 2007 and totaled $8.2 million (net of accumulated amortization of $5.0 million) as of December 29, 2006.

Depreciation expense was $7.5 million and $7.0 million for the three months ended March 30, 2007 and March 31, 2006 respectively.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
(in thousands)	March 30, 2007	March 31, 2006
Net income	$75,059	$58,693
Change in unrealized losses on investments	457	(640)
Income tax (provision) benefit on change in unrealized losses on investments	(171)	255

Comprehensive income	$75,345	$58,308

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain/loss on investments, net of tax, and unamortized balance of gain/loss on our retiree medical plan, net of tax.

Dividends Declared

On March 28, 2007, our board of directors declared a quarterly cash dividend of $0.04 per common share which is payable on June 1, 2007 to shareholders of record on May 10, 2007. The total dividend payable is approximately $14.2 million and is included in the “accrued liabilities” line-item on our condensed consolidated balance sheet as at March 30, 2007.

Note 4 – Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”) we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

In applying the treasury stock method, we excluded 29.6 million stock option shares for the three months ended March 30, 2007 and 40.1 million stock option shares for the three months ended March 31, 2006, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of March 30, 2007 were in-the-money and included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2007	March 31, 2006
Basic:

Net income	$75,059	$58,693

Basic weighted shares outstanding	357,594	359,479

Net income per share	$0.21	$0.16

Diluted:

Net income	$75,059	$58,693

Weighted shares outstanding	357,594	359,479
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,054	7,568

Diluted weighted shares outstanding	363,648	367,047

Net income per share	$0.21	$0.16

Note 5 – Deferred Income Taxes and Other Assets, Net

Deferred income taxes and other assets, net at March 30, 2007 and December 29, 2006 was comprised of the following:

(in thousands)	March 30, 2007	December 29, 2006
Deferred income taxes non-current	$55,444	$41,016
Intangible assets, net	358	504
Deposits non-current	9,816	3,794

Deferred income taxes and other assets, net	$65,618	$45,314

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

We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.1 million for the three months ended March 30, 2007 and $0.5 million for the three months ended March 31, 2006.

Note 6 – Commitments and Contingencies

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

We generally warrant our products, for varying lengths of time, against defects in materials, workmanship and non-conformance to our specifications. We provide for known product issues if a loss is probable and can be reasonably estimated. If there is a material increase in customer claims compared with our historical experience or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

The following table summarizes the activity related to our product warranty liability for the three months ended March 30, 2007 and March 31, 2006, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Three Months Ended
(in thousands)	March 30, 2007	March 31, 2006
Balance at beginning of period	$1,115	$1,454
Reduction in estimated reserve	(877)	—
Payments	(38)	(172)

Balance at end of period	$200	$1,282

Note 7 – Common Stock Repurchases

Share repurchase activities for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
(in thousands,except per share amounts)	March 30, 2007	March 31, 2006
Shares repurchased	7,167	2,218
Cost of shares repurchased	$145,376	$43,664
Average price per share	$20.29	$19.69

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares of common stock authorized for repurchase under our common stock repurchase program. Since the inception of our common stock repurchase program in 1996 through March 30, 2007, we have repurchased a total of 100.9 million shares of our common stock for an aggregate cost of $2.1 billion. All shares were retired upon acquisition. As of March 30, 2007, 57.1 million shares remained authorized for repurchases under our common stock repurchase program.

Note 8 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan and our 1998 Director Stock Option Plan (collectively “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. Prior to 2006, we granted only stock options under the 2005 Plan. Beginning in 2006, awards granted under the 2005 Plan include non-qualified stock options and RSUs. The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years.

On May 9, 2006, the stockholders approved an amendment to the 2005 Plan to increase by 10 million the number of shares of common stock reserved for issuance under the 2005 Plan. As of March 30, 2007, the 2005 Plan had a total of 24.9 million shares reserved for future issuance, of which 15.5 million shares were available for future grants.

Prior Stock Option Plans

Prior to stockholder approval of the 2005 Plan on May 10, 2005, we granted stock options under the 1996 Stock Option Plan (the “1996 Plan”) and the 1998 Director Stock Option Plan (the “1998 Plan”). The 1996 Plan provided for the periodic issuance of stock options to our employees, and the 1998 Plan provided for the periodic issuance of stock options to members of our board of directors who were not employees. The vesting period for the options granted under these plans was one to five years. The maximum contractual term of options granted under these plans was ten years.

As of March 30, 2007, the 1996 Plan had 45.5 million shares reserved for future issuance and the 1998 Plan had 0.4 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Plan and the 1998 Plan are for stock options previously granted that remained outstanding as of March 30, 2007. We no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various other plans. The contractual terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. We no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands)	Shares Available For Grant
Balance, December 29, 2006	17,932
Stock option grants	(741)
Stock options cancelled/expired/forfeited (1)	813
RSUs granted (2)	(2,722)
RSUs forfeited (2)	210

Balance, March 30, 2007	15,492

(1)	Includes 0.7 million shares that were subject to awards granted under the Prior Plans that were outstanding on the effective date of the 2005 Plan and were cancelled during the three months ended March 30, 2007. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the three months ended March 30, 2007, we granted 1.2 million RSUs, of which 0.1 million were forfeited during the period. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each RSU granted reduces the number of shares available for grant by 2.25 shares and each RSU forfeited increases shares available for grant by 2.25 shares.

A summary of stock option activity for the three months ended March 30, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 30, 2007 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Agregate Intrinsic Value (1)
Outstanding, December 29, 2006	54,633	$20.24
Grants	741	20.08
Exercises	(2,833)	11.37
Cancelled/Expired/Forfeited	(813)	23.83

Outstanding, March 30, 2007	51,728	$20.67	5.6	$76,966

Exercisable, March 30, 2007	42,254	$20.70	5.0	$74,555

Vested and expected to vest, March 30, 2007	50,782	$20.68	5.5	$76,652

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on March 30, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 30, 2007.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at March 30, 2007 (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price	Number Exercisable at March 30, 2007 (in thousands)	Weighted- Average Exercise Price
$ 0.01 - $13.91	8,933	4.20	$12.16	8,932	$12.16
$ 14.01 - $20.61	12,433	7.66	19.50	6,269	19.32
$ 20.62 - $22.49	11,466	5.54	21.60	9,464	21.68
$ 22.60 - $23.47	12,453	5.37	23.34	11,162	23.33
$ 23.50 - $61.56	6,443	3.80	27.89	6,427	27.90

	51,728	5.56	$20.67	42,254	$20.70

For the three months ended March 30, 2007, 2.8 million non-qualified stock option shares were exercised. The intrinsic value of stock options exercised during the three months ended March 30, 2007 was $27.4 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs was $7.5 million and $8.0 million for the three months ended March 30, 2007 and March 31, 2006, respectively.

Employee Stock Purchase Plan

As implemented, our 1987 ESPP has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant will be automatically withdrawn from the current offering period following the purchase of shares on the purchase date and will be automatically re-enrolled in the immediately following offering period.

On May 9, 2006, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 19.7 million to 20.7 million shares. As of March 30, 2007, 2.6 million shares were available for future issuance under the ESPP.

Valuation and Expense Information Under SFAS 123(R)

Stock Options and ESPP Shares

On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). We measure and recognize compensation expense for all stock-based awards made to our employees and directors including employee stock options and other stock-based awards based on estimated fair values at the grant date as required by SFAS 123(R). Stock-based compensation expense under SFAS 123(R) was as follows:

	Three Months Ended
(in thousands)	March 30, 2007	March 31, 2006
Cost of sales	$333	$523
Research and development	5,513	7,924
Selling, general, and administrative	7,257	10,466

Pre-tax stock-based compensation expense	13,103	18,913
Less: income tax benefit	(3,669)	(4,588)

Net stock-based compensation expense	$9,434	$14,325

At March 30, 2007, unamortized stock-based compensation expense related to outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $89.4 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.6 years. In addition to the expense for outstanding unvested stock options, RSUs and ESPP shares, we will incur significant additional expense during fiscal year 2007 related to new awards granted during 2007. During the three months ended March 30, 2007, no stock-based compensation expense was capitalized.

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

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP share. The assumptions used to estimate the fair value of stock options granted during the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Stock options:
Expected term (in years)	5.0	4.8
Expected stock price volatility	36.7%	43.2%
Risk-free interest rate	4.9%	4.3%
Expected annual dividends	$0.16	$—
Weighted-average estimated fair value	$8.10	$8.33

There were no shares sold to employees under the ESPP during the three months ended March 30, 2007 or March 31, 2006.

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

RSUs

For RSUs, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant, multiplied by the number of RSUs granted. The grant-date value of RSUs, less estimated pre-vest forfeitures, is expensed on a straight-line basis, over the vesting period. The vesting period for RSUs is generally four years.

A summary of our RSU activity for the three months ended March 30, 2007 and information regarding RSUs outstanding and expected to vest as of March 30, 2007 is as follows:

(in thousands, except terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 29, 2006	2,751	$18.24
Grants	1,210	20.05
Vested	(316)	19.91
Cancelled/Forfeited	(93)	18.56

Outstanding, March 30, 2007	3,552	$18.08	3.1	$70,999

Vested and expected to vest, March 30, 2007	2,879	$18.05	3.1	$57,556

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 30, 2007, multiplied by the number of RSUs outstanding or expected to vest as of March 30, 2007.

Note 9 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 30, 2007 was 14%, compared with 15% for the three months ended March 31, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal R&D tax credit.

We maintain within our income taxes payable account reserves for uncertain tax benefits. These reserves involve considerable judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our condensed consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our consolidated results of operations in future periods.

We adopted the provisions of Financial Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109” (“SFAS 109”) on December 30, 2006. As a result of implementing FIN 48, we decreased our income tax payable by $2.3 million with a corresponding adjustment to opening retained earnings as of December 30, 2006. We also reclassified $117 million from current to non-current income taxes payable.

On December 30, 2006, we had $137.3 million of unrecognized tax benefits. If recognized, approximately $127.9 million, net of federal benefits, would be recorded as an income tax benefit on our condensed consolidated statement of income. On March 30, 2007, we have $145.4 million of unrecognized tax benefits of which $11.0 million is expected to be settled in the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On the date of adoption of FIN 48, we had $18.5 million of accrued interest and $4.2 million of accrued penalties related to uncertain tax positions.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal years 2002 through 2004 and are subject to examination for fiscal years 2005 and 2006. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the State of California.

Note 10 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At March 30, 2007, there were approximately 140 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On March 30, 2007, NQDC Plan assets and obligations were $73.2 million. On December 29, 2006, NQDC Plan assets and obligations were $69.4 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended March 30, 2007, the NQDC Plan experienced a net investment gain of $1.2 million. This gain resulted in a $1.2 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.6 million and increasing selling, general and administrative expenses by $0.6 million. Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

During the three months ended March 31, 2006, the NQDC Plan experienced a net investment gain of $2.3 million. This gain resulted in a $2.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.9 million and selling, general and administrative expenses by $1.4 million.

Note 11 – Legal Proceedings

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

Note 12 – Unresolved Staff Comments

On April 6, 2007, we received a comment letter from the SEC’s staff. The reports addressed by this letter include the following: 10-K for fiscal year ended December 29, 2006, 10-K/A for the fiscal year ended December 30, 2005 and Form 8-K dated February 13, 2007. The SEC letter included comments relating to the disclosures of restated stock-based compensation and other items in our 2005 10-K/A and the presentation of non-GAAP operating results appearing in the press release filed February 13, 2007 on Form 8-K.

We have responded to the SEC staff and are awaiting a reply.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) the impact of accounting pronouncements, (6) our provision for tax liabilities and other critical accounting estimates.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deemed reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2006.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 29, 2006.

On December 30, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. Adoption of FIN 48 did not have any impact on our condensed consolidated statement of income, and the impact on our condensed consolidated balance sheet is summarized in Note 9 – Income Taxes. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our consolidated financial position, results of operations, and cash flows.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Cyclone® II, Cyclone III, MAX® II, HardCopy and Hardcopy II devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices;

•

Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KE, APEX 20KC, APEX II, ACEX ® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales were $304.9 million during the three months ended March 30, 2007, compared to $292.8 million for the three months ended March 31, 2006, representing a 4% increase in sales year-over-year. The year-over-year increase in sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Cyclone II, and Max II families. Sales decreased 4% sequentially for the three months ended March 30, 2007, due to a decline in sales of our Mainstream and Mature and Other product categories.

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
New	25%	13%	24%	100%	1%
Mainstream	32%	36%	32%	-6%	-4%
Mature and Other	43%	51%	44%	-13%	-7%

Total Sales	100%	100%	100%	4%	-4%

Sales of our New Products increased year-over-year due to higher sales of our Stratix II, Cyclone II and Max II families with higher unit sales partially offset by a decline in average selling price.

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
Communications	39%	44%	39%	-6%	-4%
Industrial	37%	33%	35%	15%	3%
Consumer	15%	13%	15%	19%	-8%
Computer and Storage	9%	10%	11%	-4%	-20%

Total Sales	100%	100%	100%	4%	-4%

Industrial and consumer market segments grew year-over-year as a result of increased customer demand and penetration into new applications. We expect the Communications market segment to continue to be the largest market segment as a percentage of our total sales.

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix II, Stratix GX, Stratix II GX, Cyclone, Cyclone II, Cyclone III, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Our sales of FPGAs and CPLDs, and Other Products as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
FPGA	72%	71%	71%	5%	-3%
CPLD	19%	19%	19%	3%	-4%
Other Products	9%	10%	10%	0%	-11%

Total Sales	100%	100%	100%	4%	-4%

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

	Three Months Ended
	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
North America	22%	26%	22%	-11%	-5%

Asia Pacific	33%	24%	31%	44%	3%
Europe	25%	25%	26%	4%	-6%
Japan	20%	25%	21%	-18%	-11%

Total International	78%	74%	78%	10%	-4%

Total Sales	100%	100%	100%	4%	-4%

Sales in North America decreased sequentially for the three months ended March 30, 2007 as a result of the continuing transfer of end customer manufacturing from North America to Asia Pacific. The year-over-year decrease in Japan was due to a decrease in the Japanese communications market and lower customer purchases due to inventory reduction programs.

Gross Margin

	Three Months Ended
	March 30, 2007	March 31, 2006	Dec. 29, 2006
Gross Margin Percentage	65.7%	66.8%	66.3%

The primary reason for the year-over-year decline in gross margin was pricing on new volume opportunities and routine selling price reductions for existing customers whose programs have ramped into volume production. We will continue to pursue market expanding opportunities that may drive a lower gross margin percentage in the future.

Stock-based compensation expense recognized during the quarters ended March 30, 2007 and March 31, 2006 had an immaterial impact on our gross margin.

Research and Development

	Three Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
Research and Development	$58.5	$62.9	$58.4	-7%	0%
Percentage of Net Sales	19%	21%	18%

Research and development expenses include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers, depreciation, and the impact on compensation costs of the net investment gain or loss on our Nonqualified Deferred Compensation Plan (“NQDC Plan”). Research and development expenditures were for the design of new PLD and structured ASIC families, and the development of process technologies, new packages, software to support new products and design environments, and IP cores.

Due to a decrease in stock-based compensation expense, research and development expenses decreased 7% for the three months ended March 30, 2007 compared to the same period a year ago. The stock-based compensation expense classified as research and development expense was $5.5 million for the three months ended March 30, 2007 compared to $7.9 million for the three months ended March 31, 2006. Research and development expenses also decreased year-over-year due to lower spending on masks and prototype wafers, which decrease was partially offset by higher labor costs from increased headcount.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III, and Cyclone III families, as well as our Quartus ® II software, our library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
Selling, General, and Administrative	$71.8	$76.2	$74.0	-6%	-3%
Percentage of Net Sales	24%	26%	23%

Selling, general, and administrative expenses primarily includes labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, travel expenses, and the impact on compensation costs of the net investment gain or loss on our NQDC Plan.

Due to a decrease in stock-based compensation expense, selling, general, and administrative expenses decreased 6% for the three months ended March 30, 2007 compared to the same period a year ago. The stock-based compensation expense classified as selling, general, and administrative expense was $7.3 million for the three months ended March 30, 2007, compared to $10.5 million for the three months ended March 31, 2006. Selling, general, and administrative expenses also decreased year-over-year due to lower benefit costs and lower professional consulting expenses.

Interest and Other Income, Net

	Three Months Ended
(Dollars in millions)	March 30, 2007	March 31, 2006	Dec. 29, 2006	Year- Over-Year Change	Sequential Change
Interest and Other Income, Net	$17.1	$12.4	$18.8	38%	-9%
Percentage of Net Sales	6%	4%	6%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. The year-over-year increases in interest and other income, net, for the three months ended March 30, 2007 were driven primarily by increases in interest income as a result of higher investment yields, and higher cash and investment balances.

During the three months ended March 30, 2007, the NQDC Plan experienced a net investment gain of $1.2 million. This gain resulted in a $1.2 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.6 million and increasing selling, general and administrative expenses by $0.6 million. There was no impact to income before income taxes, net income or cash balances. See “Note 10 – Nonqualified Deferred Compensation Plan” in the accompanying notes to the condensed consolidated financial statements for background information regarding the NQDC Plan.

During the three months ended March 31, 2006, the NQDC Plan experienced a net investment gain of $2.3 million. This gain resulted in a $2.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.9 million and selling, general and administrative expenses by $1.4 million.

Provision for Income Taxes

Our effective tax rate for the three months ended March 30, 2007 was 14%, compared with 15% for the three months ended March 31, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal R&D tax credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidate balance sheet as at March 30, 2007 is summarized in Note 9 – Income Taxes.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	March 30, 2007	Dec. 29, 2006
Cash and cash equivalents	$741,299	$738,412
Short-term investments	538,697	625,335
Long-term investments	245,902	256,563

Total cash, cash equivalents, and investments	$1,525,898	$1,620,310

	Three Months Ended
(in thousands)	March 30, 2007	March 31, 2006
Net cash provided by operating activities	$26,929	$8,635
Net cash provided by (used for) investing activities	83,865	(197,293)
Net cash used for financing activities	(107,907)	(22,540)

Net increase (decrease) in cash and cash equivalents	$2,887	$(211,198)

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

During the three months ended March 30, 2007, we spent $145.4 million to repurchase shares of our common stock, compared to $43.7 million for the three months ended March 31, 2006. We also spent $13.9 million on capital expenditures during the three months ended March 30, 2007, compared to $8.1 million in the three months ended March 31, 2006. The increase was due primarily to the implementation of a new enterprise resource planning (“ERP”) system. As of the date of this filing, we have spent approximately $28 million on the ERP project and total planned expenditures are estimated to be approximately $37 million. We expect to install and have the ERP system operational in the third quarter of 2007. We also plan to continue to use a portion of our available capital to repurchase shares of our common stock.

On March 28, 2007, our board of directors declared a quarterly cash dividend of $0.04 per common share which is payable on June 1, 2007 to shareholders of record on May 10, 2007. The total dividend payable is approximately $14.2 million and is included in the “accrued liabilities” line-item on our condensed consolidated balance sheet as at March 30, 2007. Our dividend policy could be impacted in the future by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, common stock repurchases, and other strategic investments.

Cash Flows

Our positive cash flows from operating activities for the three months ended March 30, 2007 were primarily attributable to net income of $75.1 million, adjusted for non-cash items including stock-based compensation expense of $13.1 million, depreciation and amortization of $7.6 million, and cash outflows of $58.3 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $17.3 million decrease in deferred income and allowances on sales to distributors, a $6.3 million decrease in accounts payable and accrued liabilities, a $37.2 million increase in accounts receivable, a $4.7 million increase in inventory, an $8.6 million increase in other assets, offset by an increase in income taxes payable of $15.6 million.

Cash provided by investing activities for the three months ended March 30, 2007 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $194.1 million, partially offset by purchases of available-for-sale investments of $96.4 million.

Cash used for financing activities for the three months ended March 30, 2007 primarily consisted of repurchases of our common stock of $145.4 million, partially offset by proceeds of $29.9 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 30, 2007, we had approximately $102.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since our 2006 fiscal year end. The balance of our capital lease obligation included in accrued and other non-current liabilities was $3.7 million as of March 30, 2007 and $3.9 million as of December 29, 2006. Amortization expense related to assets acquired under capital leases was $0.8 million for the three months ended March 30, 2007.

In addition to these leases and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our consolidated financial condition or results of operations.

As discussed in Note 9 – Income Taxes, we adopted the provisions of FIN 48 on December 30, 2006. At March 30, 2007 we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $145.4 million of which $11.0 million is expected to be paid in the next 12 months. For the remaining liability, the company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended March 30, 2007 was immaterial. As of March 30, 2007, we had no open forward contracts; however, we may enter into contracts from time to time to hedge foreign exchange exposure.

Common Stock Repurchases

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares authorized for repurchase under our common stock repurchase program. Since the inception of our common stock repurchase program on July 15, 1996 through March 30, 2007, we have repurchased a total of 100.9 million shares of our common stock for an aggregate cost of $2.1 billion. All shares were retired upon acquisition. We expect to spend up to $1.0 billion to repurchase our shares during 2007 and the first half of 2008. On March 30, 2007, 57.1 million shares remained authorized for repurchases under our common stock repurchase program.

Share repurchase activities for the three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2007	March 31, 2006
Shares repurchased	7,167	2,218
Cost of shares repurchased	$145,376	$43,664
Average price per share	$20.29	$19.69

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position, results of operations, and cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at March 30, 2007 is summarized in Note 9 – Income Taxes.

Unresolved Staff Comments

On April 6, 2007, we received a comment letter from the SEC’s staff. The reports addressed by this letter include the following: 10-K for fiscal year ended December 29, 2006, 10-K/A for the fiscal year ended December 30, 2005 and Form 8-K dated February 13, 2007. The SEC letter included comments relating to the disclosures of restated stock-based compensation and other items in our 2005 10-K/A and the presentation of non-GAAP operating results appearing in the press release filed February 13, 2007 on Form 8-K.

We have responded to the SEC staff and are awaiting a reply.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Investment and Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.5 billion as of March 30, 2007. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at March 30, 2007, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

ITEM 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).

The purpose of this evaluation was to determine if, as of the Evaluation Date, our disclosure controls and procedures were designed and operating effectively to provide reasonable assurance that the information relating to Altera, required to be disclosed in our Exchange Act filings (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2006. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2006 incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10K for the year ended December 29, 2006 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the first quarter of 2007, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/06 - 1/26/07	2,988	$19.92	2,988	—	11,307
1/27/07 - 2/23/07	2,128	$20.34	2,128	—	9,179
2/24/07 - 3/30/07	2,050	$20.76	2,050	50,000	57,128

	7,167		7,167

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares authorized for repurchase under our stock repurchase program. As of March 30, 2007, the board of directors has authorized, since the inception of the program, a total of 158.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

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