Form 10-Q
period 2007-06-29
ALTERA CORP
filed 2007-08-06
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Number of shares of common stock outstanding at July 27, 2007: 344,332,413

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	June 29, 2007	December 29, 2006
ASSETS

Current assets:
Cash and cash equivalents	$691,563	$738,412
Short-term investments	478,250	625,335

Total cash, cash equivalents and short-term investments	1,169,813	1,363,747
Accounts receivable, net of allowances of $5,011 and $4,975 as of June 29, 2007 and December 29, 2006, respectively	188,486	93,263
Inventories	73,532	78,477
Deferred income taxes	74,744	80,236
Deferred compensation plan assets	70,951	69,378
Other current assets	68,186	65,951

Total current assets	1,645,712	1,751,052

Long-term investments	134,921	256,563
Property and equipment, net	182,319	178,363
Deferred income taxes and other assets, net	65,034	47,282

Total assets	$2,027,986	$2,233,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,469	$42,696
Accrued liabilities	27,238	27,941
Accrued compensation and related	35,055	47,884
Deferred compensation plan obligations	70,951	69,378
Deferred income and allowances on sales to distributors	273,799	298,078
Income taxes payable, net	—	125,206

Total current liabilities	442,512	611,183

Income taxes payable non-current	142,430	—
Other non-current liabilities	14,433	13,916

Total liabilities	599,375	625,099

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; outstanding - 346,316 shares at June 29, 2007 and 360,201 shares at December 29, 2006	346	360
Capital in excess of par value	494,653	506,863
Retained earnings	935,049	1,102,151
Accumulated other comprehensive loss	(1,437)	(1,213)

Total stockholders’ equity	1,428,611	1,608,161

Total liabilities and stockholders’ equity	$2,027,986	$2,233,260

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	$319,682	$334,100	$624,598	$626,930
Cost of sales	113,093	113,335	217,605	210,441

Gross margin	206,589	220,765	406,993	416,489

Operating expenses:
Research and development	63,071	63,904	121,526	126,761
Selling, general, and administrative	67,863	76,749	139,647	152,998

Total operating expenses	130,934	140,653	261,173	279,759

Income from operations	75,655	80,112	145,820	136,730
Interest and other income, net	17,985	10,781	35,098	23,214

Income before income taxes	93,640	90,893	180,918	159,944
Provision for income taxes	13,110	13,633	25,329	23,991

Net income	$80,530	$77,260	$155,589	$135,953

Net income per share:
Basic	$0.23	$0.21	$0.44	$0.38

Diluted	$0.22	$0.21	$0.43	$0.37

Shares used in computing per share amounts:
Basic	352,721	360,501	355,157	359,990

Diluted	359,542	367,092	361,595	367,070

Cash dividends declared per common share	$—	$—	$0.04	$—

See accompanying notes to condensed consolidated financial statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net income	$155,589	$135,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,178	15,325
Stock-based compensation	25,746	37,602
Deferred income tax benefit	(10,052)	(5,543)
Tax benefit from stock-based compensation plans	17,266	16,316
Gross tax benefit from stock-based compensation	(17,270)	(11,455)
Changes in assets and liabilities:
Accounts receivable, net	(95,223)	(126,248)
Inventories	4,945	(7,108)
Other assets	(4,309)	(15,121)
Accounts payable and other liabilities	(19,988)	59,861
Deferred income and allowances on sales to distributors	(24,279)	109,521
Income taxes payable	19,523	(13,778)

Net cash provided by operating activities	67,126	195,325

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,903)	(16,195)
Purchases of available-for-sale investments	(94,976)	(513,433)
Proceeds from the maturities and sales of available-for-sale investments	363,315	259,794
Purchases of intangible assets	(218)	—

Net cash provided by (used for) investing activities	249,218	(269,834)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	95,579	45,945
Repurchases of common stock	(461,601)	(53,068)
Payment of dividends to stockholders	(14,204)	—
Gross tax benefit from stock-based compensation	17,270	11,455
Increase (decrease) in book overdrafts	161	(2,537)
Payments on capital lease obligations	(398)	(1,422)

Net cash (used for) provided by financing activities	(363,193)	373

Net decrease in cash and cash equivalents	(46,849)	(74,136)
Cash and cash equivalents at beginning of period	738,412	787,707

Cash and cash equivalents at end of period	$691,563	$713,571

Cash Paid During the Period for:
Income taxes (refunded) paid, net	$(58)	$26,911
Interest paid on capital lease obligations	$69	$215

Non-cash Transactions:
Assets acquired under capital leases	$—	$4,245

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and its wholly-owned subsidiaries, collectively referred to herein as “Altera”, “company”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 29, 2006 condensed consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K, but does not include all disclosures required by GAAP. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and material effects on our consolidated operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 29, 2006 included in our Annual Report on Form 10-K, as filed on February 27, 2007 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 29, 2007 are not necessarily indicative of the results to be expected for any future period.

Reclassifications

Certain balance sheet reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

We reclassified customer receivable balances that were in a net credit position from accounts receivable to accounts payable totaling $18.5 million at December 29, 2006. We also reclassified the non-current portion of our service award expense accrual totaling $5.2 million at December 29, 2006, which was included in accrued compensation and related to other non-current liabilities. In addition, in relation to the service award expense accrual reclassification, we changed the classification of related current deferred tax assets to non-current deferred tax assets totaling $2.0 million at December 29, 2006.

See Note 9 for impact of adoption of FIN 48.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our condensed consolidated balance sheets, statements of income and statements of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our condensed consolidated balance sheets, statements of income and statements of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at June 29, 2007 is summarized in Note 9 – Income Taxes.

Note 2 – Balance Sheet Details

Inventories

Inventories at June 29, 2007 and December 29, 2006 were comprised of the following:

(in thousands)	June 29, 2007	December 29, 2006
Raw materials and work in process	$47,023	$55,856
Finished goods	26,509	22,621

Total inventories	$73,532	$78,477

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As a consequence, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $107.9 million at June 29, 2007 and $112.0 million at December 29, 2006.

We also enter into arrangements that are, in substance, arrangements to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $49.6 million at June 29, 2007 and $54.3 million at December 29, 2006. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

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

Property and Equipment

Property and equipment, net at June 29, 2007, and December 29, 2006 were comprised of the following:

(in thousands)	June 29, 2007	December 29, 2006
Land and land rights	$32,059	$30,779
Buildings	127,274	128,817
Equipment and software	237,605	224,647
Office furniture and fixtures	21,804	21,438
Leasehold improvements	7,854	7,712

Property and equipment, at cost	426,596	413,393
Accumulated depreciation and amortization	(244,277)	(235,030)

Property and equipment, net	$182,319	$178,363

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $6.1 million (net of accumulated amortization of $7.1 million) as of June 29, 2007 and totaled $8.2 million (net of accumulated amortization of $5.0 million) as of December 29, 2006.

Depreciation and amortization expense was $7.5 million for the three months ended June 29, 2007 and $15.0 million for the six months ended June 29, 2007. Depreciation and amortization expense was $7.4 million for the three months ended June 30, 2006 and $14.5 million for the six months ended June 30, 2006.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$80,530	$77,260	$155,589	$135,953
Change in unrealized losses on investments	(844)	(766)	(387)	(1,406)
Income tax benefit on change in unrealized losses on investments	316	287	145	542
Amortization of accumulated unamortized gain/loss on retiree medical plan, net	18	—	18	—

Comprehensive income	$80,020	$76,781	$155,365	$135,089

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain/loss on investments, net of tax, and unamortized balance of gain/loss on our retiree medical plan, net of tax.

Dividends Declared

On July 20, 2007, our board of directors declared a cash dividend of $0.04 per common share for the second quarter of fiscal year 2007, payable on September 4, 2007 to stockholders of record on August 10, 2007.

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

In applying the treasury stock method, we excluded 21.8 million stock option shares for the three months ended June 29, 2007 and 39.6 million stock option shares for the three months ended June 30, 2006, because their effect was anti-dilutive. Anti-dilutive stock options totaled 23.1 million stock option shares for the six months ended June 29, 2007 and 39.9 million stock option shares for the six months ended June 30, 2006. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of June 29, 2007 and June 30, 2006 were in-the-money and included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Basic:

Net income	$80,530	$77,260	$155,589	$135,953

Basic weighted shares outstanding	352,721	360,501	355,157	359,990

Net income per share	$0.23	$0.21	$0.44	$0.38

Diluted:

Net income	$80,530	$77,260	$155,589	$135,953

Weighted shares outstanding	352,721	360,501	355,157	359,990
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,821	6,591	6,438	7,080

Diluted weighted shares outstanding	359,542	367,092	361,595	367,070

Net income per share	$0.22	$0.21	$0.43	$0.37

Note 5 – Deferred Income Taxes and Other Assets, Net

Deferred income taxes and other assets, net at June 29, 2007 and December 29, 2006 were comprised of the following:

(in thousands)	June 29, 2007	December 29, 2006
Deferred income taxes non-current	$58,675	$42,984
Intangible assets, net	490	504
Deposits non-current	5,869	3,794

Deferred income taxes and other assets, net	$65,034	$47,282

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

We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.1 million for the three months ended June 29, 2007 and was $0.2 million for the six months ended June 29, 2007. Amortization of intangible assets was $0.4 million for the three months ended June 30, 2006 and $0.8 million for the six months ended June 30, 2006.

Note 6 – Commitments and Contingencies

Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since our 2006 fiscal year end. The balance of our capital lease obligations included in accrued and other non-current liabilities was $3.5 million as of June 29, 2007 and $3.9 million as of December 29, 2006. Amortization expense related to assets acquired under capital leases was $1.1 million and $1.9 million, respectively, for the three and six months ended June 29, 2007.

Indemnification and Product Warranty

We have agreed to indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees, and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secret, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

The following table summarizes the activity related to our product warranty liability for the six months ended June 29, 2007 and June 30, 2006, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Six Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Balance at beginning of period	$1,115	$1,454
(Reduction) addition to estimated reserve	(874)	1,260
Payments	(58)	(172)

Balance at end of period	$183	$2,542

Note 7 – Common Stock Repurchases

Share repurchase activities for the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Shares repurchased	14,078	448	21,245	2,666
Cost of shares repurchased	$316,225	$9,403	$461,601	$53,068
Average price per share	$22.46	$20.99	$21.73	$19.91

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares of common stock authorized for repurchase under our common stock repurchase program. Since the inception of our common stock repurchase program in 1996 through June 29, 2007, we have repurchased a total of 114.9 million shares of our common stock for an aggregate cost of $2.4 billion. All shares were retired upon acquisition. As of June 29, 2007, 43.1 million shares remained authorized for repurchases under our common stock repurchase program.

Note 8 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of June 29, 2007, the 2005 Plan had a total of 24.9 million shares reserved for future issuance, of which 15.5 million shares were available for future grants.

Prior Stock Option Plans

Prior to stockholder approval of the 2005 Plan, we granted stock options under the 1996 Plan and the 1998 Plan. The 1996 Plan provided for the periodic issuance of stock options to our employees, and the 1998 Plan provided for the periodic issuance of stock options to members of our board of directors who were not employees. The vesting period for the stock options granted under these plans was one to five years. The maximum contractual term of stock options granted under these plans was ten years.

As of June 29, 2007, the 1996 Plan had 41.7 million shares reserved for future issuance and the 1998 Plan had 0.3 million shares reserved for future issuance. Shares reserved for future issuance under the 1996 Plan and the 1998 Plan are for stock options previously granted that remained outstanding as of June 29, 2007. We no longer grant awards under these plans.

Prior to the 1996 and 1998 Plans, we granted stock options under various other plans. The contractual terms for the majority of awards granted under these plans were consistent with the 1996 and 1998 Plans. We no longer grant awards under these plans.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands)	Shares Available For Grant
Balance, December 29, 2006	17,932
Stock option grants	(917)
Stock options cancelled (including forfeited and expired shares) (1)	1,310
RSUs granted (2)	(3,292)
RSUs forfeited (2)	430

Balance, June 29, 2007	15,463

(1)	Includes 1.1 million shares that were granted under the 1996 Plan and 1998 Plan that were outstanding on the effective date of the 2005 Plan and were cancelled during the six months ended June 29, 2007. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the six months ended June 29, 2007, we granted 1.5 million RSUs, of which 0.2 million were forfeited during the period. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each RSU granted reduces the number of shares available for grant by 2.25 shares and each RSU forfeited increases shares available for grant by 2.25 shares.

A summary of stock option activity for the six months ended June 29, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 29, 2007 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 29, 2006	54,633	$20.24
Grants	917	20.60
Exercises	(6,571)	13.57
Cancelled/Expired/Forfeited	(1,310)	23.50

Outstanding, June 29, 2007	47,669	$21.08	5.4	$102,637

Exercisable, June 29, 2007	39,688	$21.20	4.9	$88,067

Vested and expected to vest, June 29, 2007	46,921	$21.09	5.4	$101,091

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on June 29, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 29, 2007.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at June 29, 2007 (in thousands)	Weighted - Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price Per Share	Number Exercisable at June 29, 2007 (in thousands)	Weighted- Average Exercise Price Per Share
$ 0.01 - $13.91	6,734	4.19	$12.35	6,734	$12.35
$14.04 - $20.61	11,551	7.50	19.55	6,210	19.43
$20.62 - $22.49	10,889	5.28	21.61	9,275	21.68
$22.54 - $23.47	12,079	5.21	23.34	11,103	23.35
$23.50 - $61.56	6,416	3.59	27.84	6,366	27.87

	47,669	5.42	$21.08	39,688	$21.20

For the six months ended June 29, 2007, 6.6 million non-qualified stock option shares were exercised. The aggregate intrinsic value of stock options exercised during the six months ended June 29, 2007 was $56.4 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs was $17.3 million and $16.3 million for the six months ended June 29, 2007 and June 30, 2006, respectively.

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

On May 8, 2007, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 20.7 million to 21.7 million shares. As of June 29, 2007, 3.1 million shares were available for future issuance under the ESPP. Sales under the ESPP were 579,064 shares of common stock at a price of $15.07 for the six months ended June 29, 2007 and 579,605 shares of common stock at a price of $14.12 for the six months ended June 30, 2006.

Valuation and Expense Information Under SFAS 123(R)

Stock Options and ESPP Shares

On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). We measure and recognize compensation expense for all stock-based awards made to our employees and directors, including employee stock options and other stock-based awards, based on estimated fair values at the grant date as required by SFAS 123(R). Stock-based compensation expense under SFAS 123(R) was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of sales	$321	$554	$654	$1,077
Research and development	4,918	7,977	10,431	15,901
Selling, general, and administrative	7,404	10,158	14,661	20,624

Pre-tax stock-based compensation expense	12,643	18,689	25,746	37,602
Less: income tax benefit	(3,962)	(4,996)	(7,631)	(9,584)

Net stock-based compensation expense	$8,681	$13,693	$18,115	$28,018

At June 29, 2007, unamortized stock-based compensation expense related to outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $82.5 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years. In addition to the expense for outstanding unvested stock options, RSUs and ESPP shares, we will incur significant additional expense during fiscal year 2007 related to new awards granted during 2007. During the three and six months ended June 29, 2007, no stock-based compensation expense was capitalized.

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

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP share. The assumptions used to estimate the fair value of stock options and ESPP shares granted during the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Stock options:
Expected term (in years)	5.0	4.8	5.0	4.7
Expected stock price volatility	36.8%	42.9%	36.7%	42.2%
Risk-free interest rate	4.5%	5.0%	4.8%	4.4%
Dividend yield	0.7%	—	0.1%	—
Weighted-average estimated fair value	$8.48	$8.95	$8.18	$8.45

ESPP shares:
Expected term (in years)	0.8	0.8	0.8	0.8
Expected stock price volatility	29.3%	30.1%	29.3%	30.1%
Risk-free interest rate	4.9%	5.0%	4.9%	5.0%
Dividend yield	0.6%	—	0.6%	—
Weighted-average estimated fair value	$5.91	$5.62	$5.91	$5.62

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

RSUs

For RSUs, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant, reduced by the present value of estimated expected future dividends, and then multiplied by the number of RSUs granted. The grant-date value of RSUs, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. The vesting period for RSUs is generally four years.

On April 30, 2007, we granted RSUs to executive officers that are contingent on the company achieving net income from continuing operations as a percentage of revenue of 18% or greater in 2007. If this performance goal is met in 2007, the RSUs will vest in four equal amounts on or about the anniversary of the grant date, subject to the individual’s continued employment with the company. If this performance goal is not met in 2007, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. The expected cost of the grant is being reflected over the service period, and is reduced for estimated forfeitures.

A summary of our RSU activity for the six months ended June 29, 2007 and information regarding RSUs outstanding and expected to vest as of June 29, 2007 is as follows:

(in thousands, except terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 29, 2006	2,751	$18.24
Grants	1,463	20.48
Vested	(319)	19.31
Cancelled/Forfeited	(191)	18.53

Outstanding, June 29, 2007	3,704	$18.93	3.1	$81,973

Vested and expected to vest, June 29, 2007	3,071	$19.01	3.2	$67,970

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on June 29, 2007, multiplied by the number of RSUs outstanding or expected to vest as of June 29, 2007.

The weighted average assumptions used to estimate the fair value of RSUs granted during the three and six months ended June 29, 2007 were as follows:

	Three Months Ended June 29, 2007	Six Months Ended June 29, 2007
RSUs:
Risk-free interest rate	4.6%	0.8%
Dividend yield	0.7%	0.1%
Weighted-average estimated fair value	$22.16	$20.42

Additional Information

On October 24, 2006, the company filed its 2005 Form 10-K/A, which amended its previously filed 2005 Form 10-K, and restated its consolidated financial statements for the fiscal years 2005, 2004 and 2003 and selected consolidated financial data for the fiscal years 2001 to 2004. The restatement primarily related to adjustments recorded to correct errors in accounting for stock option grants and modifications.

In January 2007, subsequent to the filing of our Form 10-K/A, the SEC released additional guidance on the preparation of restated financial statements for errors in accounting for stock awards. In response to this guidance, we are providing the following additional disclosures of stock-based compensation expense (and related tax effect) for the fiscal years ended 1996 to 2002:

(in thousands)	2002	2001	2000	1999	1998	1997	1996	Total
Pre-tax stock-based compensation expense, as previously reported	$11,377	$18,569	$9,764	$—	$—	$—	$—	$39,710

Add: pre-tax stock-based compensation expense adjustments	5,191	8,066	3,653	2,565	1,005	16,540	2,122	39,142

Pre-tax stock-based compensation expense, as restated	16,568	26,635	13,417	2,565	1,005	16,540	2,122	78,852

Less: income tax benefit	(4,391)	(7,797)	(4,035)	(708)	(277)	(4,565)	(586)	(22,359)

Net stock-based compensation expense, as restated	$12,177	$18,838	$9,382	$1,857	$728	$11,975	$1,536	$56,493

Note 9 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three and six months ended June 29, 2007 was 14%, compared with 15% for the three and six months ended June 30, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal R&D tax credit.

We maintain within our income taxes payable account liabilities for uncertain tax benefits. These liabilities involve considerable judgment and estimation and are monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our condensed consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our consolidated results of operations in future periods.

We adopted the provisions of Financial Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109” (“SFAS 109”) on December 30, 2006. As a result of implementing FIN 48, we decreased our income tax payable by $2.3 million with a corresponding adjustment to opening retained earnings as of December 30, 2006. We also reclassified $117 million from current to non-current income taxes payable as of December 30, 2006.

On December 30, 2006, we had $137.3 million of unrecognized tax benefits. As of June 29, 2007, we recorded additional unrecognized tax benefits of $16.1 million for a total of $153.4 million. If recognized, approximately $140.4 million, net of federal benefits, would be recorded as an income tax benefit in our condensed consolidated statement of income. None of the $153.4 million of unrecognized tax benefits is expected to be paid within the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On the date of adoption of FIN 48, we had $18.5 million of accrued interest and $4.2 million of accrued penalties related to uncertain tax positions. As of June 29, 2007, there have been no material changes to accrued interest and penalties related to our uncertain tax positions.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for fiscal years 2002 through 2004 and are likely to be subject to examination for fiscal years 2005 and 2006. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the State of California.

Note 10 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At June 29, 2007, there were approximately 140 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On June 29, 2007, NQDC Plan assets and obligations were $71.0 million. On December 29, 2006, NQDC Plan assets and obligations were $69.4 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended June 29, 2007, the NQDC Plan experienced a net investment gain of $3.0 million. This gain resulted in a $3.0 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.6 million and increasing selling, general and administrative expenses by $1.4 million. During the six months ended June 29, 2007, the NQDC Plan experienced a net investment gain of $4.2 million. This gain resulted in a $4.2 million favorable impact to other income and an unfavorable impact to operating expenses, increasing compensation expense by $4.2 million.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action during the quarter ended June 29, 2007.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, accounting, and deceit. Plaintiffs’ claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. Altera moved to dismiss this action for lack of standing on January 29, 2007. There were no material developments in this action during the quarter ended June 29, 2007.

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

Note 12 – Subsequent Events

The company is currently negotiating a financing commitment letter to provide a long-term credit facility of up to $750 million. If finalized, the company’s current intention is to draw $500 million from this facility and use the proceeds to repurchase its common stock. The company would then intend to repurchase up to a total of $1.5 billion of its common stock from the beginning of 2007 through the first half of 2008.

On July 24, 2007, the company filed with the SEC a Tender Offer Statement on Schedule TO. The company is offering certain optionees the opportunity to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service thereunder.

On July 20, 2007, our board of directors declared a cash dividend of $0.04 per common share for the second quarter of fiscal year 2007, payable on September 4, 2007 to stockholders of record on August 10, 2007.

On July 2, 2007, we implemented a new enterprise resource planning (“ERP”) system.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 29, 2006.

On December 30, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. Adoption of FIN 48 did not have any impact on our condensed consolidated statement of income, and the impact on our condensed consolidated balance sheet is summarized in Note 9 – Income Taxes. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our condensed consolidated balance sheets, statements of income, and statements of cash flows.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

We classify our products into three categories:

•	New products include the Stratix® II, Stratix II GX, Arria™ GX, Cyclone® II, Cyclone III, MAX® II, HardCopy and Hardcopy II devices;

•	Mainstream products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices;

•

Mature and other products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KE, APEX 20KC, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales for the three and six month periods ending June 29, 2007 were driven by a continuation of four primary business dynamics:

•	Strong double-digit growth in new products, more than offsetting declines in the mainstream and mature product categories

•	FPGA expansion into new applications across all four major market segments, enabled by advances in technology and performance

•	Increasing programmable content in electronic systems and displacement of alternative products

•	Rising demand in emerging markets

Sales by Product Category

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
New	30%	17%	25%	69%	26%	28%	15%	82%
Mainstream	32%	36%	32%	-15%	5%	32%	36%	-11%
Mature and Other	38%	47%	43%	-23%	-7%	40%	49%	-18%

Total Sales	100%	100%	100%	-4%	5%	100%	100%	0%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
Communications	40%	44%	39%	-12%	6%	40%	44%	-9%
Industrial	35%	34%	37%	-2%	-1%	36%	34%	6%
Consumer	16%	13%	15%	11%	11%	15%	13%	15%
Computer and Storage	9%	9%	9%	-1%	12%	9%	9%	-3%

Total Sales	100%	100%	100%	-4%	5%	100%	100%	0%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix II, Stratix GX, Stratix II GX, Arria GX, Cyclone, Cyclone II, Cyclone III, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Our sales of FPGAs and CPLDs, and Other Products as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
FPGA	70%	70%	72%	-3%	3%	71%	70%	1%
CPLD	19%	21%	19%	-16%	3%	19%	20%	-8%
Other Products	11%	9%	9%	16%	19%	10%	10%	8%

Total Sales	100%	100%	100%	-4%	5%	100%	100%	0%

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

	Three Months Ended					Six Months Ended
	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
North America	21%	25%	22%	-19%	2%	22%	26%	-16%

Asia Pacific	33%	27%	33%	19%	7%	33%	25%	30%
Europe	25%	24%	25%	-2%	2%	25%	25%	1%
Japan	21%	24%	20%	-17%	9%	20%	24%	-17%

Total International	79%	75%	78%	1%	6%	78%	74%	5%

Total Sales	100%	100%	100%	-4%	5%	100%	100%	0%

Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2007	June 30, 2006	March 30, 2007	June 29, 2007	June 30, 2006
Gross Margin Percentage	64.6%	66.1%	65.7%	65.2%	66.4%

Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company expects to achieve a 65% gross margin over the long term. We believe the 65% gross margin target affords the company the right mix of growth opportunities across all served markets.

Stock-based compensation expense recognized during the quarters ended June 29, 2007 and June 30, 2006 had an immaterial impact on our gross margin.

Research and Development

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
Research and Development	$63.1	$63.9	$58.5	-1.3%	7.9%	$121.5	$126.8	-4.2%
Percentage of Net Sales	20%	19%	19%			19%	20%

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

Research and development expenses decreased 1.3% and 4.2% for the three and six months ended June 29, 2007 compared to the same period a year ago largely due to a decrease in stock-based compensation expense. Stock-based compensation expense classified as research and development expense was $4.9 million and $10.4 million for the three and six months ended June 29, 2007 compared to $8.0 million and $15.9 million for the three and six months ended June 30, 2006. Research and development expenses also decreased year-over-year due to lower spending on prototype wafers, which decrease was partially offset by higher labor costs from increased headcount.

We will continue to make significant investments in the development of new products throughout 2007 and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III and Cyclone III families, as well as our Quartus® II software, our library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
Selling, General, and Administrative	$67.9	$76.7	$71.8	-11.5%	-5.4%	$139.6	$153.0	-8.8%
Percentage of Net Sales	21%	23%	24%			22%	24%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, travel expenses, and the impact on compensation costs of the net investment gain or loss on our NQDC Plan.

Selling, general, and administrative expenses decreased 11.5% and 8.8%, respectively, for the three and six months ended June 29, 2007 compared to the same period a year ago primarily as a result of lower stock-based compensation expense, and reduced spending in legal and consulting services and benefit costs, offset in part by increases in labor and the impact on compensation costs of the net investment gain or loss on our NQDC expense. Stock-based compensation expense classified as selling, general, and administrative expense was $7.4 million and $14.7 million for the three and six months ended June 29, 2007, respectively, compared to $10.2 and $20.6 million for the three and six months ended June 30, 2006, respectively. Legal and consulting costs decreased by $3.7 million and $4.1 million, respectively, for the three and six months ended June 29, 2007 as a result of a reduction in costs related to the stock option investigation. Benefit costs declined by $1.1 million and $2.8 million, respectively, for the three and six months ended June 29, 2007 as a result of lower volume-related incentives and bonuses.

During the remainder of 2007, we expect selling, general and administrative expense to continue to decline from 2006 levels due to anticipated additional benefits from the cost improvement efforts started in 2007.

Interest and Other Income, Net

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 29, 2007	June 30, 2006	March 30, 2007	Year- Over-Year Change	Sequential Change	June 29, 2007	June 30, 2006	Year- Over-Year Change
Interest and Other Income, Net	$18.0	$10.8	$17.1	66.7%	5.3%	$35.1	$23.2	51.3%
Percentage of Net Sales	6%	3%	6%			6%	4%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. The year-over-year increases in interest and other income, net, for the three and six months ended June 29, 2007 were driven primarily by increases in interest income as a result of higher investment yields and higher average cash and investment balances.

During the three months ended June 29, 2007, the NQDC Plan experienced a net investment gain of $3.0 million. This gain resulted in a $3.0 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $1.6 million and increasing selling, general and administrative expenses by $1.4 million. During the six months ended June 29, 2007, the NQDC Plan experienced a net investment gain of $4.2 million. This gain resulted in a $4.2 million favorable impact to other income and an unfavorable impact to operating expenses, increasing compensation expense by $4.2 million.

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

Provision for Income Taxes

Our effective tax rate for the three and six months ended June 29, 2007 was 14%, compared with 15% for the three and six months ended June 30, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal R&D tax credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidate balance sheet as at June 29, 2007 is summarized in Note 9 – Income Taxes.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	June 29, 2007	Dec. 29, 2006
Cash and cash equivalents	$691,563	$738,412
Short-term investments	478,250	625,335
Long-term investments	134,921	256,563

Total cash, cash equivalents, and investments	$1,304,734	$1,620,310

	Six Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Net cash provided by operating activities	$67,126	$195,325
Net cash provided by (used for) investing activities	249,218	(269,834)
Net cash (used for) provided by financing activities	(363,193)	373

Net decrease in cash and cash equivalents	$(46,849)	$(74,136)

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

During the six months ended June 29, 2007, we spent $461.6 million to repurchase shares of our common stock, compared to $53.1 million for the six months ended June 30, 2006. We also spent $18.9 million on capital expenditures during the six months ended June 29, 2007, compared to $16.2 million in the six months ended June 30, 2006. The increase was due primarily to the implementation of a new enterprise resource planning (“ERP”) system. As of the date of this filing, we have spent approximately $33 million on the ERP project and total planned expenditures are estimated to be approximately $35 million. The ERP system became operational in July of 2007. We also plan to continue to use a portion of our available capital to repurchase shares of our common stock.

On March 28, 2007, our board of directors declared a quarterly cash dividend of $0.04 per common share paid on June 1, 2007 to stockholders of record on May 10, 2007. The total dividend paid was $14.2 million. On July 20, 2007, our board of directors declared a cash dividend of $0.04 per common share for the second quarter of fiscal year 2007 payable on September 4, 2007 to stockholders of record on August 10, 2007. Our dividend policy could be impacted in the future by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, common stock repurchases, and other strategic investments.

The company is currently negotiating a financing commitment letter to provide a long-term credit facility of up to $750 million. If finalized, the company’s current intention is to draw $500 million from this facility and use the proceeds to repurchase its common stock. The company would then intend to repurchase up to $1.5 billion of its common stock from the beginning of 2007 through the first half of 2008.

Cash Flows

Our positive cash flows from operating activities for the six months ended June 29, 2007 were primarily attributable to net income of $155.6 million, adjusted for non-cash items including stock-based compensation expense of $25.7 million, depreciation and amortization of $15.2 million, partially offset by cash outflows of $119.3 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $24.3 million decrease in deferred income and allowances on sales to distributors, a $20.0 million decrease in accounts payable and accrued liabilities, a $95.2 million increase in accounts receivable, a $4.9 million decrease in inventory, a $4.3 million increase in other assets, and an increase in income taxes payable of $19.5 million.

Cash provided by investing activities for the six months ended June 29, 2007 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $363.3 million, partially offset by purchases of available-for-sale investments of $95.0 million.

Cash used for financing activities for the six months ended June 29, 2007 primarily consisted of repurchases of our common stock of $461.6 million and payment of dividends to stockholders of $14.2 million, partially offset by proceeds of $ 95.6 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 29, 2007, we had approximately $122.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since our 2006 fiscal year end. The balance of our capital lease obligations included in accrued and other non-current liabilities was $3.5 million as of June 29, 2007 and $3.9 million as of December 29, 2006. Amortization expense related to assets acquired under capital leases was $1.1 million and $1.9 million, respectively, for the three and six months ended June 29, 2007.

In addition to these leases and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our condensed consolidated balance sheet or statement of income.

As discussed in Note 9 – Income Taxes, we adopted the provisions of FIN 48 on December 30, 2006. At June 29, 2007 we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $153.4 million of which none is expected to be paid within the next 12 months. The company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended June 29, 2007 and June 30, 2006 was immaterial. As of June 29, 2007, we had no open forward contracts.

Common Stock Repurchases

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares authorized for repurchase under our common stock repurchase program. Since the inception of our common stock repurchase program on July 15, 1996 through June 29, 2007, we have repurchased a total of 114.9 million shares of our common stock for an aggregate cost of $2.4 billion. All shares were retired upon acquisition. On June 29, 2007, 43.1 million shares remained authorized for repurchase under our common stock repurchase program.

Share repurchase activities for the three and six months ended June 29, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Shares repurchased	14,078	448	21,245	2,666
Cost of shares repurchased	$316,225	$9,403	$461,601	$53,068
Average price per share	$22.46	$20.99	$21.73	$19.91

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our condensed consolidated balance sheets, statements of income and statements of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our condensed consolidated balance sheets, statements of income and statements of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at June 29, 2007 is summarized in Note 9 – Income Taxes.

Subsequent Events

The Company is currently negotiating a financing commitment letter to provide a long-term credit facility of up to $750 million. If finalized, the company’s current intention is to draw $500 million from this facility and use the proceeds to repurchase its common stock. The company would then intend to repurchase up to a total of $1.5 billion of its common stock from the beginning of 2007 through the first half of 2008.

On July 24, 2007, the company filed with the SEC a Tender Offer Statement on Schedule TO. The company is offering certain optionees the opportunity to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service thereunder.

On July 20, 2007, our board of directors declared a cash dividend of $0.04 per common share for the second quarter of fiscal year 2007, payable on September 4, 2007 to stockholders of record on August 10, 2007.

On July 2, 2007, we implemented a new enterprise resource planning (“ERP”) system.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Investment and Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.3 billion as of June 29, 2007. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at June 29, 2007, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchange Act) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In July 2007, we implemented a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a material change in our internal controls over financial reporting in our third fiscal quarter of 2007. Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation process, key applications, and the financial close process were properly designed and are operating effectively to prevent material financial statement errors.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action during the quarter ended June 29, 2007.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violations of California Corporation Code sections 25402 and 25403, breach of fiduciary duty for insider selling and misappropriation of information, rescission, constructive trust, accounting, and deceit. Plaintiffs’ claims concern the granting of stock options by Altera between 1994 and

2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. Altera moved to dismiss this action for lack of standing on January 29, 2007. There were no material developments in this action during the quarter ended June 29, 2007.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2006. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2006, incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2006 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the second quarter of 2007, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/31/07 - 4/27/07	2,335	$20.24	2,335	—	54,793
4/28/07 - 5/25/07	5,529	$23.22	5,529	—	49,264
5/26/07 - 6/29/07	6,214	$22.62	6,214	—	43,050

	14,078		14,078

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares authorized for repurchase under our stock repurchase program. As of June 29, 2007, the board of directors has authorized, since the inception of the program, a total of 158.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 8, 2007 at 4:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected.

	NOMINEES	FOR	AGAINST	ABSTAIN
	John P. Daane	325,429,315	3,440,492	6,598,823
	Robert W. Reed	321,706,427	7,089,797	6,672,406
	Robert J. Finocchio, Jr.	324,241,975	4,509,596	6,717,059
	Kevin McGarity	324,589,426	4,243,965	6,635,239
	John Shoemaker	326,607,568	2,207,140	6,653,922
	Susan Wang	323,649,382	5,167,413	6,651,835

		FOR	AGAINST	ABSTAIN	BROKER “NON- VOTES”
2.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	292,940,700	9,093,463	6,586,825	26,847,642

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2007.	325,336,540	3,523,361	6,608,739	—

ITEM 5:	Other Information

1987 Employee Stock Purchase Plan

At our 2007 Annual Meeting of Stockholders, held on May 8, 2007, our stockholders approved an amendment to our 1987 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 1 million thereby increasing the total number of shares issuable under the plan from 20,700,000 to 21,700,000.

The foregoing summary of 1987 Employee Stock Purchase Plan is not intended to be complete, and is qualified in its entirety by reference to the amended 1987 Employee Stock Purchase Plan, which is filed as Exhibit 10.2 to this Report.

ITEM 6:	Exhibits

Exhibit No.	Description
#10.2+	1987 Employee Stock Purchase Plan, as amended May 8, 2007.

#10.15+	1996 Stock Option Plan, as amended December 18, 2006.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
#10.2+	1987 Employee Stock Purchase Plan, as amended May 8, 2007.

#10.15+	1996 Stock Option Plan, as amended December 18, 2006.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.