Form 10-Q
period 2007-09-28
ALTERA CORP
filed 2007-11-05
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Number of shares of common stock outstanding at October 26, 2007: 335,867,025

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	September 28, 2007	December 29, 2006
ASSETS

Current assets:
Cash and cash equivalents	$701,848	$738,412
Short-term investments	407,179	625,335

Total cash, cash equivalents and short-term investments	1,109,027	1,363,747
Accounts receivable, net of allowances of $5,013 and $4,975 as of September 28, 2007 and December 29, 2006, respectively	181,070	93,263
Inventories	84,983	78,477
Deferred income taxes	77,516	80,236
Deferred compensation plan assets	73,794	69,378
Other current assets	72,306	65,951

Total current assets	1,598,696	1,751,052

Long-term investments	102,914	256,563
Property and equipment, net	176,949	178,363
Deferred income taxes and other assets, net	66,287	47,282

Total assets	$1,944,846	$2,233,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,166	$42,696
Accrued liabilities	31,652	27,941
Accrued compensation and related	41,882	47,884
Deferred compensation plan obligations	73,794	69,378
Deferred income and allowances on sales to distributors	269,513	298,078
Income taxes payable, net	6,918	125,206

Total current liabilities	488,925	611,183

Income taxes payable, non-current	149,512	—
Other non-current liabilities	13,790	13,916

Total liabilities	652,227	625,099

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
$0.001 par value; 1,000,000 shares authorized; outstanding - 339,071 shares at September 28, 2007 and 360,201 shares at December 29, 2006	339	360
Capital in excess of par value	469,074	506,863
Retained earnings	823,839	1,102,151
Accumulated other comprehensive loss	(633)	(1,213)

Total stockholders’ equity	1,292,619	1,608,161

Total liabilities and stockholders’ equity	$1,944,846	$2,233,260

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$315,783	$341,213	$940,381	$968,143
Cost of sales	114,369	110,527	331,974	320,968

Gross margin	201,414	230,686	608,407	647,175

Operating expenses:
Research and development	71,350	63,604	192,876	190,365
Selling, general, and administrative	66,062	80,773	205,709	233,771

Total operating expenses	137,412	144,377	398,585	424,136

Income from operations	64,002	86,309	209,822	223,039
Interest and other income, net	16,180	16,539	51,278	39,753

Income before income taxes	80,182	102,848	261,100	262,792
Provision for income taxes	11,225	15,427	36,554	39,418

Net income	$68,957	$87,421	$224,546	$223,374

Net income per share:
Basic	$0.20	$0.24	$0.64	$0.62

Diluted	$0.20	$0.24	$0.63	$0.61

Shares used in computing per share amounts:
Basic	343,127	361,840	351,147	360,607

Diluted	352,625	367,313	358,605	367,151

Cash dividends declared per common share	$0.04	$—	$0.08	$—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash Flows from Operating Activities:
Net income	$224,546	$223,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,330	22,410
Stock-based compensation	37,706	52,623
Deferred income tax benefit	(11,965)	(11,701)
Tax benefit from stock-based compensation plans	11,719	17,033
Gross tax benefit from stock-based compensation	(11,336)	(16,514)
Changes in assets and liabilities:
Accounts receivable, net	(87,807)	(30,709)
Inventories	(6,506)	(22,726)
Other assets	(11,056)	(24,588)
Accounts payable and other liabilities	21,990	12,415
Deferred income and allowances on sales to distributors	(28,565)	72,659
Income taxes payable	33,523	6,371

Net cash provided by operating activities	195,579	300,647

Cash Flows from Investing Activites:
Purchases of property and equipment	(21,626)	(25,792)
Purchases of available-for-sale investments	(92,913)	(779,871)
Proceeds from the maturities and sales of available-for-sale investments	465,603	445,026
Purchases of intangible assets	(240)	—

Net cash provided by (used for) investing activities	350,824	(360,637)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	152,611	52,187
Repurchases of common stock	(717,056)	(53,068)
Payment of dividends to stockholders	(27,947)	—
Gross tax benefit from stock-based compensation	11,336	16,514
Increase in book overdrafts	498	4,625
Payments on capital lease obligations	(2,409)	(4,217)

Net cash (used for) provided by financing activities	(582,967)	16,041

Net decrease in cash and cash equivalents	(36,564)	(43,949)
Cash and cash equivalents at beginning of period	738,412	787,707

Cash and cash equivalents at end of period	$701,848	$743,758

Cash Paid During the Period for:
Income taxes paid, net	$3,206	27,746
Interest paid	$1,411	761
Non-cash Transactions:
Assets acquired under capital leases	$—	$4,245

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

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 29, 2006 included in our Annual Report on Form 10-K, as filed on February 27, 2007 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 28, 2007 are not necessarily indicative of the results to be expected for any future period.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our condensed consolidated balance sheet, statement of income and statement of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our condensed consolidated balance sheet, statement of income or statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at September 28, 2007 is summarized in Note 9 – Income Taxes.

Note 2 – Balance Sheet Details

Inventories

Inventories at September 28, 2007 and December 29, 2006 were comprised of the following:

(in thousands)	September 28, 2007	December 29, 2006
Raw materials and work in process	$57,484	$55,856
Finished goods	27,499	22,621

Total inventories	$84,983	$78,477

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As a consequence, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the “deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We true-up the advanced amounts at the end of each quarter. These advances are set forth in agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $102.5 million at September 28, 2007 and $112.0 million at December 29, 2006.

We also enter into arrangements that are, in substance, arrangements to finance distributors’ accounts receivable and inventory. The amounts advanced are classified as other current assets in our condensed consolidated balance sheets and totaled $55.1 million at September 28, 2007 and $54.3 million at December 29, 2006. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Long-Term Investments

We classify certain investments as long-term. Investments classified as long-term investments represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding 12 months as of the balance sheet date. All of our investments, including long-term investments, are classified as available-for-sale and are therefore carried at fair value as of the balance sheet date with unrealized gains and losses recorded in other comprehensive loss.

Property and Equipment

Property and equipment, net at September 28, 2007, and December 29, 2006 were comprised of the following:

(in thousands)	September 28, 2007	December 29, 2006
Land and land rights	$32,059	$30,779
Buildings	127,323	128,817
Equipment and software	239,623	224,647
Office furniture and fixtures	21,806	21,438
Leasehold improvements	7,860	7,712

Property and equipment, at cost	428,671	413,393
Accumulated depreciation and amortization	(251,722)	(235,030)

Property and equipment, net	$176,949	$178,363

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to seven years are used for equipment and office furniture, up to forty years for buildings and sixty years for land rights. Depreciation expense includes the amortization of assets recorded under capital leases. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset.

We have entered into arrangements which were recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $5.1 million (net of accumulated amortization of $8.1 million) as of September 28, 2007 and totaled $8.2 million (net of accumulated amortization of $5.0 million) as of December 29, 2006.

Depreciation and amortization expense was $8.1 million for the three months ended September 28, 2007 and was $23.0 million for the nine months ended September 28, 2007. Depreciation and amortization expense was $6.7 million for the three months ended September 29, 2006 and was $21.2 million for the nine months ended September 29, 2006.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$68,957	$87,421	$224,546	$223,374
Change in unrealized losses on investments	1,273	2,894	886	1,488
Income tax benefit on change in unrealized losses on investments	(477)	(1,085)	(332)	(543)
Amortization of accumulated unamortized gain/loss on retiree medical plan, net	8	—	26	—

Comprehensive income	$69,761	$89,230	$225,126	$224,319

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain/loss on investments, net of tax, and unamortized balance of gain/loss on our retiree medical plan, net of tax.

Dividends Declared

On October 19, 2007, our board of directors declared a cash dividend of $0.04 per common share payable on December 3, 2007 to stockholders of record on November 12, 2007.

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

In applying the treasury stock method, we excluded 7.6 million stock option shares for the three months ended September 28, 2007 and 40.8 million stock option shares for the three months ended September 29, 2006, because their effect was anti-dilutive. Anti-dilutive stock options totaled 21.6 million stock option shares for the nine months ended September 28, 2007 and 40.2 million stock option shares for the nine months ended September 29, 2006. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of September 28, 2007 and September 29, 2006 were in-the-money and included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Basic:

Net income	$68,957	$87,421	$224,546	$223,374

Basic weighted shares outstanding	343,127	361,840	351,147	360,607

Net income per share	$0.20	$0.24	$0.64	$0.62

Diluted:

Net income	$68,957	$87,421	$224,546	$223,374

Weighted shares outstanding	343,127	361,840	351,147	360,607
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	9,498	5,473	7,458	6,544

Diluted weighted shares outstanding	352,625	367,313	358,605	367,151

Net income per share	$0.20	$0.24	$0.63	$0.61

Note 5 – Deferred Income Taxes and Other Assets, Net

Deferred income taxes and other assets, net at September 28, 2007 and December 29, 2006 were comprised of the following:

(in thousands)	September 28, 2007	December 29, 2006
Deferred income taxes non-current	$57,338	$42,984
Intangible assets, net	443	504
Deposits non-current	8,506	3,794

Deferred income taxes and other assets, net	$66,287	$47,282

We amortize acquired intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.1 million for the three months ended September 28, 2007 and was $0.3 million for the nine months ended September 28, 2007. Amortization of intangible assets was $0.3 million for the three months ended September 29, 2006 and was $1.2 million for the nine months ended September 29, 2006.

Note 6 – Commitments and Contingencies

Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no material changes to our operating lease obligations since our 2006 fiscal year end. The balance of our capital lease obligations included in accrued liabilities was $1.5 million as of September 28, 2007. There were no long-term capital lease obligations as of September 28, 2007. The balance of our capital lease obligations included in accrued and other non-current liabilities was $3.9 million as of December 29, 2006. Amortization expense related to assets acquired under capital leases was $1.2 million and $3.1 million, respectively, for the three and nine months ended September 28, 2007.

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees, and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secrets, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our products, for varying lengths of time, against defects in materials, workmanship and non-conformance to our specifications. We provide for known product issues if a loss is probable and can be reasonably estimated. To date, such claims have not been significant. If there is a material increase in customer claims compared with our historical experience or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

The following table summarizes the activity related to our product warranty liability for the nine months ended September 28, 2007 and September 29, 2006, which was included in accrued liabilities in our condensed consolidated balance sheets.

	Nine Months Ended
(in thousands)	September 28, 2007	September 29, 2006
Balance at beginning of period	$1,115	$1,454
(Reduction)/addition to estimated reserve	(874)	1,060
Payments	(223)	(172)

Balance at end of period	$18	$2,342

Note 7 – Common Stock Repurchases

Share repurchase activities for the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Shares repurchased	10,763	—	32,008	2,666
Cost of shares repurchased	$255,455	$—	$717,056	$53,068
Average price per share	$23.73	$—	$22.40	$19.91

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares of common stock authorized for repurchase under our common stock repurchase program. On August 31, 2007, our board of directors approved an additional increase of 25 million shares. Since the inception of our common stock repurchase program in 1996 through September 28, 2007, we have repurchased a total of 125.7 million shares of our common stock for an aggregate cost of $2.7 billion. All shares are retired upon acquisition. As of September 28, 2007, 57.3 million shares remained authorized for repurchase under our common stock repurchase program.

Note 8 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of September 28, 2007, the 2005 Plan had a total of 22.5 million shares reserved for future issuance, of which 12.0 million shares were available for future grants.

A summary of shares available for grant under our 2005 Plan is as follows:

(in thousands)	Shares Available For Grant
Balance, December 29, 2006	17,932
Stock option grants	(1,129)
Stock options cancelled (including forfeited and expired shares) (1)	1,646
RSUs granted (2)	(6,980)
RSUs forfeited (2)	572

Balance, September 28, 2007	12,041

(1)	Includes 1.3 million shares that were granted under the 1996 Plan and 1998 Plan that were outstanding on the effective date of the 2005 Plan and were cancelled during the nine months ended September 28, 2007. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.
(2)	During the nine months ended September 28, 2007, we granted 3.1 million RSUs, of which 0.3 million were forfeited during the period. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each RSU granted reduces the number of shares available for grant by 2.25 shares and each RSU forfeited increases shares available for grant by 2.25 shares.

A summary of our RSU activity for the nine months ended September 28, 2007 and information regarding RSUs outstanding and expected to vest as of September 28, 2007 is as follows:

(in thousands, except terms)	Number of Shares	Weighted- Average Grant-Date Fair Market Value Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 29, 2006	2,751	$18.24
Grants	3,102	22.07
Vested	(662)	18.27
Cancelled/Forfeited	(254)	18.90

Outstanding, September 28, 2007	4,937	$20.06	2.9	$118,883

Vested and expected to vest, September 28, 2007	4,037	$20.65	2.9	$97,201

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on September 28, 2007, multiplied by the number of RSUs outstanding or expected to vest as of September 28, 2007.

A summary of stock option activity for the nine months ended September 28, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 28, 2007 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 29, 2006	54,633	$20.24
Grants	1,129	21.14
Exercises	(9,848)	15.09
Cancelled/Expired/Forfeited	(1,646)	23.55

Outstanding, September 28, 2007	44,268	$21.29	5.2	$147,091

Exercisable, September 28, 2007	37,627	$21.43	4.8	$123,122

Vested and expected to vest, September 28, 2007	43,672	$21.30	5.2	$144,831

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on September 28, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 28, 2007.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at September 28, 2007 (in thousands)	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Exercise Price Per Share	Number Exercisable at September 28, 2007 (in thousands)	Weighted- Average Exercise Price Per Share
$ 0.01 - $13.91	5,639	4.04	$12.43	5,639	$12.43
$ 14.04 - $20.61	10,566	7.28	19.57	6,055	19.45
$ 20.62 - $22.49	10,216	5.07	21.63	8,924	21.69
$ 22.54 - $23.47	11,341	4.99	23.34	10,740	23.35
$ 23.49 - $61.56	6,506	3.54	27.64	6,269	27.80

	44,268	5.22	$21.29	37,627	$21.43

For the nine months ended September 28, 2007, 9.8 million non-qualified stock option shares were exercised. The aggregate intrinsic value of stock options exercised during the nine months ended September 28, 2007 was $78.2 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs was $11.7 million and $17.0 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

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

On May 8, 2007, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 20.7 million to 21.7 million shares. As of September 28, 2007, 3.1 million shares were available for future issuance under the ESPP. Sales under the ESPP were 579,064 shares of common stock at a price of $15.07 for the nine months ended September 28, 2007 and 579,605 shares of common stock at a price of $14.12 for the nine months ended September 29, 2006.

Valuation and Expense Information Under SFAS 123(R)

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of sales	$325	$422	$979	$1,499
Research and development	5,027	6,116	15,458	22,017
Selling, general, and administrative	6,608	8,483	21,269	29,107

Pre-tax stock-based compensation expense	11,960	15,021	37,706	52,623
Less: income tax benefit	(3,562)	(4,611)	(11,193)	(14,195)

Net stock-based compensation expense	$8,398	$10,410	$26,513	$38,428

At September 28, 2007, unamortized stock-based compensation expense related to outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $101.9 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.6 years. During the three and nine months ended September 28, 2007, no stock-based compensation expense was capitalized.

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

On April 30, 2007, we granted RSUs to executive officers that are contingent on the company achieving net income from continuing operations as a percentage of revenue of 18% or greater in 2007. If this performance goal is met in 2007, the RSUs will vest in four equal amounts on or about the anniversary of the grant date, subject to the individual’s continued employment with the company. If this performance goal is not met in 2007, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures.

The weighted average assumptions used to estimate the fair value of RSUs granted during the three and nine months ended September 28, 2007 were as follows:

	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007
RSUs:
Risk-free interest rate	4.6%	4.7%
Dividend yield	0.7%	0.4%
Weighted-average estimated fair value	$23.12	$21.84

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP share. The assumptions used to estimate the fair value of stock options and ESPP shares granted during the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Stock options:
Expected term (in years)	5.0	4.8	5.0	4.7
Expected stock price volatility	36.8%	42.9%	36.8%	42.4%
Risk-free interest rate	4.6%	5.0%	4.8%	4.6%
Dividend yield	0.7%	—	0.2%	—
Weighted-average estimated fair value	$8.81	$7.73	$8.30	$8.26

ESPP shares:
Expected term (in years)	0.8	0.8	0.8	0.8
Expected stock price volatility	29.3%	30.1%	29.3%	30.1%
Risk-free interest rate	4.9%	5.0%	4.9%	5.0%
Dividend yield	0.6%	—	0.6%	—
Weighted-average estimated fair value	$5.91	$5.62	$5.91	$5.62

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

IRC Section 409A Affected Options

On July 24, 2007, the company filed with the SEC a Tender Offer Statement on Schedule TO (the “Offer”). The company offered certain optionees the opportunity to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service thereunder. The Offer expired on August 31, 2007. Pursuant to the terms of the Offer, the company has accepted for amendment certain options to purchase approximately 62,000 shares of its common stock.

Note 9 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three and nine months ended September 28, 2007 was 14%, compared with 15% for the three and nine months ended September 29, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal R&D tax credit.

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

On December 30, 2006, we had $137.3 million of unrecognized tax benefits. As of September 28, 2007, we recorded additional unrecognized tax benefits of $23.2 million for a total of $160.5 million. If recognized, approximately $147.5 million, net of federal benefits, would be recorded as an income tax benefit in our condensed consolidated statement of income. Of the $160.5 million of unrecognized tax benefits, approximately $11.0 million is expected to be paid within the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On the date of adoption of FIN 48, we had $18.5 million of accrued interest and $4.2 million of accrued penalties related to uncertain tax positions. As of September 28, 2007, there have been no material changes to accrued interest and penalties related to our uncertain tax positions.

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

Note 10 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At September 28, 2007, there were approximately 130 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On September 28, 2007, NQDC Plan assets and obligations were $73.8 million. On December 29, 2006, NQDC Plan assets and obligations were $69.4 million.

We account for investment income earned by the NQDC Plan as interest and other income, net. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. During the three months ended September 28, 2007, the NQDC Plan experienced a net investment gain of $2.2 million. This gain resulted in a $2.2 million increase to other income and to operating expenses, increasing research and development expenses by $1.4 million and increasing selling, general and administrative expenses by $0.8 million. During the nine months ended September 28, 2007, the NQDC Plan experienced a net investment gain of $6.4 million. This gain resulted in a $6.4 million increase to other income and to operating expenses, increasing research and development expenses by $3.6 million and increasing selling, general and administrative expenses by $2.8 million.

During the three months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million increase to other income and to operating expenses, increasing research and development expenses by $1.2 million and increasing selling, general and administrative expenses by $0.9 million. During the nine months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $3.4 million. This gain resulted in a $3.4 million increase to other income and to operating expenses, increasing research and development expenses by $1.7 million and increasing selling, general and administrative expenses by $1.7 million.

Income earned by the NQDC Plan does not, nor has it ever, impacted our income before income taxes, net income, or cash balances.

Note 11 – Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action during the quarter ended September 28, 2007.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing and for failure to state a claim.

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

Note 12 – Credit Facility

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility. Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the credit facility may be increased up to an additional $250 million. Borrowings under this facility will bear interest at either a Eurodollar rate or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios. In addition, we pay a facility fee on the unused portion of the available credit facility. This facility fee varies with certain financial ratios and was 0.125% as of September 28, 2007. The terms of this credit facility require compliance with certain financial and non-financial covenants, which we have satisfied as of September 28, 2007. As of the filing date, the company has not borrowed any funds using this facility.

Note 13 – Subsequent Event

On October 19, 2007, our board of directors declared a cash dividend of $0.04 per common share payable on December 3, 2007 to stockholders of record on November 12, 2007.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) our research and development expenditures and efforts; (3) our capital expenditures; (4) the impact of accounting pronouncements, and (5) our provision for tax liabilities and other critical accounting estimates.

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

On December 30, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows, and the impact on our condensed consolidated balance sheet is summarized in Note 9 – Income Taxes. The application of income tax law is inherently complex. Tax laws and regulations are at times ambiguous, and interpretations of and guidance regarding income tax laws and regulations change over time. This requires us to make many subjective assumptions and judgments regarding our income tax exposure. Changes in our assumptions and judgments can materially affect our condensed consolidated balance sheets, statements of income, and statements of cash flows.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® structured ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

We classify our products into three categories:

•	New products include the Stratix® II, Stratix III, Stratix II GX, Arria™ GX, Cyclone® II, Cyclone III, MAX® II, HardCopy and Hardcopy II devices;

•	Mainstream products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices;

•

Mature and other products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® 6000, FLEX 8000, FLEX 10K, FLEX 10KA, FLEX 10KE, APEX™ 20K, APEX 20KE, APEX 20KC, APEX II, ACEX® 1K, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales for the three and nine months ended September 28, 2007 were driven by a continuation of four primary business dynamics:

•	Strong double-digit growth in new products, which was more than offset by declines in the mainstream and mature product categories

•	PLD expansion into new applications across all four major market segments, enabled by advances in technology and performance

•	Increasing programmable content in electronic systems and displacement of alternative products

•	Rising demand in emerging markets

Despite the favorable long-term growth dynamics for programmable logic, the third quarter of fiscal 2007 was characterized by lackluster demand in the communications market (excluding wireless), computer and storage, and all industrial sub-segments. Our consumer segment, however, grew substantially as Altera’s new product offerings gained traction in a number of digital media applications.

Sales by Product Category

Sales by product category were as follows:

	Three Months Ended					Nine Months Ended
	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
New	35%	21%	30%	52%	13%	30%	17%	69%
Mainstream	29%	36%	32%	-24%	-9%	31%	36%	-15%
Mature and Other	36%	43%	38%	-23%	-6%	39%	47%	-20%

Total Sales	100%	100%	100%	-7%	-1%	100%	100%	-3%

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

Sales by market segment were as follows:

	Three Months Ended					Nine Months Ended
	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
Communications	40%	41%	40%	-10%	-1%	40%	43%	-10%
Industrial	33%	33%	35%	-7%	-8%	35%	33%	1%
Consumer	18%	15%	16%	14%	14%	16%	14%	14%
Computer and Storage	9%	11%	9%	-24%	-3%	9%	10%	-11%

Total Sales	100%	100%	100%	-7%	-1%	100%	100%	-3%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Stratix II, Stratix III, Stratix GX, Stratix II GX, Arria GX, Cyclone, Cyclone II, Cyclone III, APEX, APEX II, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Our sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended					Nine Months Ended
	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
FPGA	70%	71%	70%	-9%	-1%	71%	71%	-3%
CPLD	19%	19%	19%	-4%	1%	19%	20%	-7%
Other Products	11%	10%	11%	-3%	-4%	10%	9%	4%

Total Sales	100%	100%	100%	-7%	-1%	100%	100%	-3%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end customers. Sales by geography were as follows:

	Three Months Ended					Nine Months Ended
	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
North America	22%	23%	21%	-13%	1%	22%	25%	-15%

Asia Pacific	34%	28%	33%	13%	0%	33%	26%	24%
Europe	24%	27%	25%	-16%	-2%	25%	25%	-5%
Japan	20%	22%	21%	-17%	-5%	20%	24%	-17%

Total International	78%	77%	79%	-6%	-2%	78%	75%	1%

Total Sales	100%	100%	100%	-7%	-1%	100%	100%	-3%

Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2007	September 29, 2006	June 29, 2007	September 28, 2007	September 29, 2006
Gross Margin Percentage	63.8%	67.6%	64.6%	64.7%	66.8%

Gross margin percentages declined during the three and nine months ended September 28, 2007 primarily due to market segment mix as compared to the same period last year. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company is targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords the company the right mix of growth opportunities across all served markets.

Stock-based compensation expense recognized during the quarters ended September 28, 2007 and September 29, 2006 had an immaterial impact on our gross margin.

Research and Development

	Three Months Ended					Nine Months Ended
(Dollars in millions)	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
Research and Development	$71.4	$63.6	$63.1	12%	13%	$192.9	$190.4	1%
Percentage of Net Sales	23%	19%	20%			21%	20%

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

Research and development expenses increased 12% and 1%, respectively, for the three and nine months ended September 28, 2007 compared to the same periods a year ago due to increased labor costs and increased spending on masks and prototype wafers, partially offset by a decrease in stock-based compensation expense. Spending on masks and prototype wafers increased by $8.1 million and $3.9 million, respectively, for the three and nine months ended September 28, 2007 due to new product launches. Stock-based compensation expense decreased by $1.1 million and $6.6 million, respectively, for the three and nine months ended September 28, 2007 compared to the same periods last year.

We will continue to make significant investments in the development of new products throughout 2007 and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III and Cyclone III families, as well as our Quartus II software, our library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended					Nine Months Ended
(Dollars in millions)	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
Selling, General, and Administrative	$66.1	$80.8	$67.9	-18%	-3%	$205.7	$233.8	-12%
Percentage of Net Sales	21%	24%	21%			22%	24%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense for those personnel, commissions and incentives, depreciation, legal, advertising, facilities, travel expenses, and the impact on compensation costs of the net investment gain or loss on our NQDC Plan.

Selling, general, and administrative expenses decreased 18 % and 12%, respectively, for the three and nine months ended September 28, 2007 compared to the same periods a year ago primarily because of reduced spending on legal and consulting services and lower stock-based compensation expense. Legal and consulting costs decreased by $7.0 million and $11.1 million, respectively, for the three and nine months ended September 28, 2007 due to a reduction in costs related to the stock option investigation carried out in 2006. Stock-based compensation expense decreased by $1.9 million and $7.8 million, respectively, for the three and nine months ended September 28, 2007 compared to the same periods last year. Benefit costs declined by $1.4 million and $4.2 million, respectively, for the three and nine months ended September 28, 2007 due primarily to lower volume-related incentives and bonuses.

During the fourth quarter of fiscal 2007, we expect selling, general and administrative expenses to continue to decline from 2006 levels due to cost improvement efforts started in 2007 and lower spending on legal and consulting services.

Interest and Other Income, Net

	Three Months Ended					Nine Months Ended
(Dollars in millions)	September 28, 2007	September 29, 2006	June 29, 2007	Year- Over-Year Change	Sequential Change	September 28, 2007	September 29, 2006	Year- Over-Year Change
Interest and Other Income, Net	$16.2	$16.5	$18.0	-2%	-10%	$51.3	$39.8	29%
Percentage of Net Sales	5%	5%	6%			5%	4%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. For the three months ended September 28, 2007, the interest and other income, net, decreased from the comparative period last year primarily because of lower average cash and investment balances and credit facility charges, partially offset by higher investment yields. For the nine months ended September 28, 2007, the increase in interest and other income, net, was driven primarily by an increase in interest income resulting from higher investment yields and higher average cash and investment balances.

During the three months ended September 28, 2007, the NQDC Plan experienced a net investment gain of $2.2 million. This gain resulted in a $2.2 million increase to other income and to operating expenses, increasing research and development expenses by $1.4 million and increasing selling, general and administrative expenses by $0.8 million. During the nine months ended September 28, 2007, the NQDC Plan experienced a net investment gain of $6.4 million. This gain resulted in a $6.4 million increase to other income and to operating expenses, increasing research and development expenses by $3.6 million and increasing selling, general and administrative expenses by $2.8 million.

During the three months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $2.1 million. This gain resulted in a $2.1 million increase to other income and to operating expenses, increasing selling, general and administrative expenses by $0.9 million and increasing research and development expenses by $1.2 million. During the nine months ended September 29, 2006, the NQDC Plan experienced a net investment gain of $3.4 million. This gain resulted in a $3.4 million increase to other income and to operating expenses, increasing research and development expenses by $1.7 million and increasing selling, general and administrative expenses by $1.7 million

There was no impact to income before income taxes, net income or cash balances as a result of the investment experience of the NQDC Plan. See “Note 10 – Nonqualified Deferred Compensation Plan” in the accompanying notes to the condensed consolidated financial statements for background information regarding the NQDC Plan.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended September 28, 2007 was 14%, compared with 15% for the three and nine months ended September 29, 2006. The decrease in our effective tax rate was primarily due to the reinstatement in December 2006 of the federal Research & Development (“R&D”) tax credit. In addition, our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

We adopted the provisions of Financial Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on December 30, 2006, the first day of our 2007 fiscal year. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at September 28, 2007 is summarized in Note 9 – Income Taxes.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	September 28, 2007	Dec. 29, 2006
Cash and cash equivalents	$701,848	$738,412
Short-term investments	407,179	625,335
Long-term investments	102,914	256,563

Total cash, cash equivalents, and investments	$1,211,941	$1,620,310

	Nine Months Ended
(in thousands)	September 28, 2007	September 29, 2006
Net cash provided by operating activities	$195,579	$300,647
Net cash provided by (used for) investing activities	350,824	(360,637)
Net cash (used for) provided by financing activities	(582,967)	16,041

Net decrease in cash and cash equivalents	$(36,564)	$(43,949)

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate positive operating cash flows. We currently use cash for capital expenditures, investments, dividends and repurchases of our common stock. On August 31, 2007, the company entered into a five-year $750 million unsecured revolving credit facility which is also available for future cash requirements. As of the filing date, the company has not borrowed any funds using this facility. The company intends to repurchase up to $1.5 billion of its common stock from the beginning of 2007 through the first half of 2008. During the nine months ended September 28, 2007, we spent $717.1 million to repurchase shares of our common stock, compared to $53.1 million for the nine months ended September 29, 2006.

Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, investments and available credit facility, plus the anticipated cash generated from operations, will be adequate to finance our operations and capital expenditures for at least the next year.

We spent $21.6 million on capital expenditures during the nine months ended September 28, 2007, compared to $25.8 million in the nine months ended September 29, 2006. Expenditures in 2007 were primarily for the implementation of a new enterprise resource planning (“ERP”) system. As of the date of this filing, we have spent approximately $37.1 million on the ERP project of which $13.2 million represents capital expenditures included in Property and equipment, net on our condensed consolidated balance sheet. Total planned expenditure for ERP is estimated to be approximately $40 million. The ERP system became operational in July of 2007.

During the nine months ended September 28, 2007, we paid total dividends of $27.9 million. On October 19, 2007, our board of directors declared a cash dividend of $0.04 per common share payable on December 3, 2007 to stockholders of record on November 12, 2007. Our dividend policy could be impacted in the future by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, common stock repurchases, and other strategic investments.

Cash Flows

Our positive cash flows from operating activities for the nine months ended September 28, 2007 were primarily attributable to net income of $224.5 million, adjusted for non-cash items including stock-based compensation expense of $37.7 million, depreciation and amortization of $23.3 million, partially offset by cash outflows of $78.4 million from changes in our working capital, excluding cash. Non-cash working capital changes were largely as a result of a $28.6 million decrease in deferred income and allowances on sales to distributors, a $22.0 million increase in accounts payable and accrued liabilities, an $87.8 million increase in accounts receivable, a $6.5 million increase in inventory, an $11.1 million increase in other assets, and an increase in income taxes payable of $33.5 million.

Cash provided by investing activities for the nine months ended September 28, 2007 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $ 465.6 million, partially offset by purchases of available-for-sale investments of $92.9 million, and purchases of property and equipment of $21.6 million.

Cash used for financing activities for the nine months ended September 28, 2007 primarily consisted of repurchases of our common stock of $717.1 million and payment of dividends to stockholders of $27.9 million, partially offset by proceeds of $152.6 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 28, 2007, we had approximately $127.8 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no material changes to our operating lease obligations since our 2006 fiscal year end. The balance of our capital lease obligations included in accrued and other non-current liabilities was $1.5 million as of September 28, 2007 and $3.9 million as of December 29, 2006. Amortization expense related to assets acquired under capital leases was $1.2 million and $3.1 million, respectively, for the three and nine months ended September 28, 2007.

As discussed in Note 9 – Income Taxes, we adopted the provisions of FIN 48 on December 30, 2006. At September 28, 2007 we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $160.5 million of which approximately $11.0 million is expected to be paid within the next 12 months. The company is unable to estimate when the cash settlement of the remaining balance of the unrecognized tax benefits with the taxing authorities will occur.

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

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended September 28, 2007 and September 29, 2006 was immaterial. As of September 28, 2007, we had no open forward contracts.

Common Stock Repurchases

On March 28, 2007, our board of directors approved a 50 million share increase in the number of shares of common stock authorized for repurchase under our common stock repurchase program. On August 31, 2007, our board of directors approved an additional 25 million share increase. Since the inception of our common stock repurchase program on July 15, 1996 through September 28, 2007, we have repurchased a total of 125.7 million shares of our common stock for an aggregate cost of $2.7 billion. All shares were retired upon acquisition. On September 28, 2007, 57.3 million shares remained authorized for repurchase under our common stock repurchase program.

Share repurchase activities for the three and nine months ended September 28, 2007 and September 29, 2006 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Shares repurchased	10,763	—	32,008	2,666
Cost of shares repurchased	$255,455	$—	$717,056	$53,068
Average price per share	$23.73	$—	$22.40	$19.91

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurements”, to provide entities a one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS 159 are applicable only to certain financial instruments and are effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our condensed consolidated balance sheet, statement of income and statement of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our condensed consolidated balance sheet, statement of income or statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows. The effect of adoption of FIN 48 on our condensed consolidated balance sheet as at September 28, 2007 is summarized in Note 9 – Income Taxes.

Subsequent Event

On October 19, 2007, our board of directors declared a cash dividend of $0.04 per common share payable on December 3, 2007 to stockholders of record on November 12, 2007.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Investment and Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.2 billion as of September 28, 2007. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. If foreign currency rates were to fluctuate by 10% from rates at September 28, 2007, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2007, we implemented a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a material change in our internal controls over financial reporting.

Management has reviewed and evaluated the design of key controls in the new ERP system and the accuracy of the data conversion that took place during the implementation and has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls have been maintained or enhanced by the new ERP system, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during the fourth quarter.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action during the quarter ended September 28, 2007.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing and for failure to state a claim.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the third quarter of 2007, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/30/07 - 7/27/07	3,302	$23.56	3,302	—	39,748
7/28/07 - 8/24/07	3,456	$23.69	3,456	—	36,292
8/25/07 - 9/28/07	4,005	$23.92	4,005	25,000	57,287

	10,763		10,763

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. As of September 28, 2007, the board of directors has authorized, since the inception of the program, a total of 183.0 million shares for repurchase, including 50 million shares authorized on March 28, 2007 and an additional 25 million shares authorized on August 31, 2007. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

ITEM 6:	Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc., and Bank of America, N.A., and certain Other Lenders. (1)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc., and Bank of America, N.A., and certain Other Lenders. (1)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.
#	Filed herewith.