Form 10-K
period 2007-12-28
ALTERA CORP
filed 2008-02-25
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).        Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,824,019,043 as of June 29, 2007 based upon the closing sale price on the NASDAQ Global Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

There were 307,307,739 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders which will be held on May 13, 2008 at 4:00 p.m. local time, at Altera’s offices at 101 Innovation Drive, San Jose, California.

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

▪

trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed chip alternatives (see “Item 1: Business – Strategy and Competition” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”).

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

Founded in 1983, Altera Corporation designs, manufactures, and markets: (1) programmable logic devices, or PLDs; (2) HardCopy® application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property, or IP, cores; and (4) associated development tools. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our web site is www.altera.com. Our common stock trades on the NASDAQ Global Market under the symbol ALTR.

Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits, or chips, that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. Our HardCopy ASIC devices enable our customers to transition from a high-density FPGA to a low-cost non-programmable implementation of their designs for volume production. Because they are customized only on the last few mask layers, HardCopy devices deliver performance that is comparable to traditional ASIC devices, but with reduced development costs and shorter production lead times. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations.

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

The inherent flexibility of PLDs provides significant advantages to the end customer over ASICs, including design change simplicity, shorter design cycles, and lower development cost. In contrast to ASIC users, PLD users program their design directly into the PLD and can have custom chips that are fully functional and verified at the time the design is completed, thereby bypassing the lengthy and complex cycles involved in the verification and fabrication of ASICs. As a result of user programmability, PLD customers may experiment with and revise their designs in a relatively short amount of time and with minimum development cost. The ease-of-use and time-to-market advantages of PLDs are complemented by the added benefit of field upgradeability, which generally enables PLD users to modify the PLD design after the electronic system has been shipped.

Due to their programmability, however, PLDs generally have a larger die size and associated higher per-unit cost when compared to ASICs. While the customized manufacturing of ASICs can result in more optimized chip performance and lower per-unit cost than PLDs, ASICs require higher up-front costs and longer manufacturing lead times.

Historically, due to their lower per-unit costs, ASICs have been viewed as more cost effective than PLDs for large-volume, low-cost applications such as consumer electronics. Consequently, the unit volume of a PLD implementation is typically lower than that of an ASIC implementation. Additionally, some customers may choose to prototype with PLDs for initial engineering development and then re-design to an ASIC in volume production for lower per-unit cost. While such re-designs have always been an aspect of the PLD business, we believe that the following factors are driving electronic systems manufacturers to use PLDs for their systems’ entire life cycle: (1) the continual reduction in the price premium of programmable logic; (2) the ever-shortening product life cycle of many electronic systems; and (3) the use of more advanced chip manufacturing technology, which heightens the failure risk of ASICs and the up-front costs of design, verification and mask development, known as non-recurring engineering costs.

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

We believe that the adoption of more advanced chip manufacturing technology, which is increasing the total cost of chip development, is reducing the cost advantage of ASICs and ASSPs. The cost and time for us to develop a PLD is comparable to the cost and time for others to develop an ASIC or ASSP. Since each of our PLDs is sold to hundreds or thousands of customers, we generally spread development costs and generate revenue across a wide customer base. In contrast, ASIC and ASSP suppliers build fixed, custom chips for a single customer or for a single application. Because it is increasingly difficult for ASIC and ASSP suppliers to identify opportunities that generate enough revenue to compensate for the high development costs, we believe that ASIC suppliers are imposing ever-higher up-front costs and minimum order quantities on customers, and ASSP manufacturers may be developing fewer products. In an attempt to lessen the high development costs associated with advanced process technology, we believe some ASIC and ASSP suppliers may choose to utilize non-leading edge process technology for new designs. For current customer design evaluations, we believe the process technology for PLDs is typically two process generations more advanced than that of ASICs and ASSPs. While using lagging process technology helps reduce development cost for a given ASIC or ASSP design, it typically lessens the advantages in unit cost and system performance relative to a PLD implementation developed on a more advanced process technology. We believe that the “process technology gap” between PLDs and ASIC and ASSP alternatives may increase over time and further drive the adoption of PLDs.

Strategy and Competition

We believe that the increasing cost associated with the use of advanced chip manufacturing technology is driving the development and use of standard, programmable digital integrated circuits. As with microprocessors and memory, PLDs provide the flexibility for the end user to change and define circuits without incurring the cost, risk and delays of custom chip fabrication. Consequently, we believe that customers will increasingly use PLDs for prototyping and production rather than ASICs or ASSPs, despite the higher per-unit cost of PLDs.

In order to capture a larger percentage share of the semiconductors purchased by our customers, we are focused on providing the most advanced programmable solutions. To accomplish this goal, we strive to offer our customers:

▪	PLDs with the speed, density, low power consumption, functionality, and package types to meet their specific needs;

▪	PLDs optimized for low-cost and high-volume applications;

▪	HardCopy devices that enable our customers to easily move from our largest PLDs to a low-cost ASIC implementation of their designs;

▪	Optimized, pre-verified system-level IP cores to speed their design process;

▪	State-of-the-art development tools that offer low cost, ease-of-use and compatibility with other industry-standard electronic design automation, or EDA, tools; and

▪	A complete customer support system.

We believe that the greatest opportunity for our growth is displacing ASICs and ASSPs. As a result, our strategy in recent years has not only been to add more prototyping customers, but more importantly, to use cost optimized products to increase our penetration into high volume customers and end markets. Through the use of innovation and the most advanced process technology, PLD vendors have rapidly reduced PLD cost structure and power consumption while increasing device speed and density. We believe this makes PLDs an increasingly competitive alternative to ASICs and ASSPs and will lead to increasing PLD usage. We compete with other PLD vendors to realize this opportunity and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Using publicly available data and information obtained from Gartner Dataquest, we estimate that the smaller vendors, including Lattice Semiconductor Corporation and Actel Corporation, together comprise approximately 14% of the PLD market. Within the PLD market, sales of FPGAs and CPLDs constitute the majority of revenues. CPLDs and FPGAs are often viewed as two distinct sub-segments of the PLD market and, due to product differences, generally do not compete directly for the same customer designs. The FPGA sub-segment has outgrown the CPLD sub-segment over the last several years. FPGAs now comprise approximately 71% of total PLD sales, and it is generally accepted by participants and observers of the industry that the FPGA sub-segment will continue to be the fastest growing sub-segment of the PLD market. Based on our estimates, we believe that in 2007 we had a 33% share in the FPGA sub-segment, 33% in 2006, 32% in 2005, 30% in 2004 and 29% in 2003, and that maintaining or increasing market share in this sub-segment is important to our long-term growth.

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

Principal competitive factors in the PLD sub-segment include:

▪	Technical innovation;

▪	Device performance, power consumption and features;

▪	Capability of software development tools and IP cores;

▪	Pricing and availability;

▪	Quality and reliability;

▪	Technical service and customer support;

▪	Manufacturing and operational competence; and

▪	Customer familiarity with existing vendors and entrenched products.

We believe that we compete favorably with respect to these factors and that our proprietary device architecture and our installed base of software development systems may provide some competitive advantage. We have been able to introduce new product families that, as compared to their predecessors, provide greater functionality and lower power consumption at a lower price for any given density because of unique architectural innovation and advanced technologies.

We also believe that these new product families compete favorably against ASICs and ASSPs, as well as against other types of chips such as microcontrollers, microprocessors, and digital signal processors. Some of the functionality offered by these other types of chips can be implemented in PLDs using pre-built and pre-verified IP cores. An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips. A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

As is true of the semiconductor industry as a whole, the digital logic segment and the PLD sub-segment are intensely competitive and each successive product generation is characterized by rapid technological change, and price decline. All of these factors may adversely affect our future operating results. For a discussion of risk factors associated with our strategy and competition, see “Item 1A: Risk Factors” – “Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects” and “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

Products

Our products consist primarily of devices, IP cores, and proprietary development tools. A brief overview of these products follows.

DEVICES

Our devices fall into the following four categories: (1) FPGAs, (2) CPLDs, (3) low-cost HardCopy ASIC devices, and (4) configuration devices that store the programming code for our FPGAs. These devices span multiple architectures and device families, with numerous product options. Each device family offers unique functional benefits and differing density and performance specifications. Sales of FPGAs accounted for 71% of our total sales in 2007, 71% in 2006, and 70% in 2005. Sales of CPLDs accounted for 19% of our total sales in 2007, 19% in 2006, and 20% in 2005. Sales of our other products accounted for 10% of our total sales in 2007, and 10% in both 2006 and 2005. Some of our latest device families, which are typically designed into new end equipment, are summarized and described below. Some of our more mature device families, which are not now typically designed into new end equipment but may still comprise significant portions of our total revenue, have been omitted from the descriptions below.

Stratix II and Stratix III High-End, System-Level FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications in communications, computing and storage, consumer, and industrial markets. Architectural innovations within Stratix FPGAs help provide high logic density and performance and low power consumption, while offering high speed and flexible embedded system functionality such as memory and digital signal processing (DSP) blocks. Additionally, our Stratix II GX FPGA devices offer advanced transceiver capabilities for applications that require reliable, multi-gigabit data transfer rates. Our Stratix III devices utilize unique architectural innovations to offer the lowest power consumption amongst high performance FPGAs in the marketplace.

Cyclone II and Cyclone III Low-Cost, High-Volume FPGAs

Our Cyclone™ product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications across a vast array of end markets within the communications, computing and storage, consumer, and industrial markets. Our Cyclone III family utilizes low power process technology to meet market requirements for low power consumption. Architectural innovation allows Cyclone devices to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications across all our served markets in areas such as digital set-top boxes, DVD player/recorder systems, automotive telematics, and flat panel televisions.

Arria GX Low-Cost, Transceiver-Equipped FPGAs

Our Arria™ product family is built using advanced CMOS process technology and enables a simplified transceiver-based design for applications requiring high performance protocols including PCI Express, Gigabit Ethernet and Serial RapidIO. Arria GX FPGAs offer best-in-class signal integrity, providing designers a risk-free solution to develop next-generation high-bandwidth systems in the communications, storage, computer and industrial markets.

MAX II CPLDs

Our MAX® CPLD product families are instant-on, non-volatile devices that address a wide range of high-speed glue logic functions found in a broad range of electronics equipment in the communications, computing and storage, consumer, and industrial markets. Glue logic enables the interaction of multiple subsystem components. Our MAX II devices are based on a newly developed and revolutionary architecture that reduces costs by up to 50 percent or more, consumes 90 percent less power, and increases performance by as much as 50 percent over the previous generation MAX family. For the most demanding low power and battery-operated portable applications, our MAX IIZ devices offer microamp standby current in ultra-small chip packaging.

HardCopy and HardCopy II ASIC Devices

Our HardCopy products offer customers a migration path from the highest density FPGA families to a low-cost ASIC device for high-volume production applications. In contrast to traditional cell-based ASICs, in which every mask layer is custom and unique to the customer’s design, our HardCopy ASIC devices, sometimes referred to as “structured

ASICs,” share a common set of base layers and the customer’s design is implemented in the device by customizing only the last few mask layers. For a given process technology, HardCopy ASIC devices deliver nearly the performance of comparable cell-based ASICs, but with reduced development costs and shorter production lead-times.

The functionality of HardCopy devices is equivalent to that implemented on the FPGA. The HardCopy devices have smaller die sizes than the FPGAs by removing the configuration circuitry, programmable routing, and programmability for logic and memory. This scheme reduces the device cost while providing seamless migration of the customer design to a HardCopy device. As a result, customers get the flexibility and time-to-market advantages of a high-density FPGA during the prototyping and early volume phases, and then convert the design seamlessly to a HardCopy device for high-volume. HardCopy devices are therefore used in high-volume cost-sensitive applications historically served by traditional cell based ASICs.

INTELLECTUAL PROPERTY CORES

IP cores are pre-verified building blocks that implement standard system-level functions that customers incorporate in their PLD design by using our proprietary development software. Soft IP cores available for use in our devices consist of our Nios® and Nios II soft core embedded processors; our portfolio of MegaCore® functions, which we license to our customers; and our Altera Megafunction Partners Program, or AMPPSM cores, which are pre-verified by us and licensed to our customers by third parties.

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

Like IP cores, our development tools generate less than 10% of our total revenues, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against ASIC and ASSP vendors as well as other PLD vendors.

Research and Development

Our research and development activities have focused primarily on PLDs and on associated IP cores, development software, and hardware. We have developed these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we have introduced a number of new families during the past three years, including the Stratix III, Stratix II, Stratix II GX, Cyclone III, Cyclone II, Arria GX, MAX II,

MAX IIZ, and HardCopy II device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.

Our research and development expenditures were $265.6 million in 2007, $248.7 million in 2006, and $209.8 million in 2005. Research and development costs are charged to expense as incurred. We intend to continue to spend substantial amounts on research and development in order to continue to develop and achieve market acceptance of our new products. For a discussion of risk factors associated with our research and development efforts, see “Item 1A: Risk Factors” – “Our failure to define, develop, and manufacture technologically-advanced products would adversely affect the success and growth of our company.”

Patents, Trademarks, and Licenses

We generally rely on intellectual property law, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology, and have increased our investment in intellectual property protection in the last several years. As of December 28, 2007, we owned more than 1,600 United States and 210 foreign patents. We also have more than 870 patent applications currently pending. Also, we have used, registered, and applied to register certain trademarks and service marks to distinguish our products, technologies, and services from those of our competitors in the United States and foreign countries. In addition, we file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs. When appropriate, we file lawsuits to protect our intellectual property rights.

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

In accordance with our distribution agreements and industry practice, we have granted our distributors the contractual right to return certain amounts of unsold product on a periodic basis and also to receive price concessions for unsold product in the case of a subsequent decrease in list prices. We also provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will often negotiate and receive a price concession from Altera. In recent years, such concessions have exceeded 60% of list price on average. This is a standard practice in the semiconductor industry, and we provide some level of price concession to every distributor.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resale of Altera products. For the fiscal year ended December 28, 2007, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 94% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 45% of total sales in 2007, 47% in 2006, and 44% in 2005. Our second largest distributor, Altima Corporation, located in Japan, accounted for 13% of total sales in 2007, 15% in 2006, and 17% in 2005. No other distributor accounted for greater than 10% of total sales in 2007, 2006, or 2005.

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

Throughout the United States, we have domestic sales offices in numerous major metropolitan areas. In addition, we maintain international sales support offices in various metropolitan areas including Bangalore, Beijing, Cork, Helsinki, Hong Kong, London, Munich, Osaka, Ottawa, Paris, Seoul, Shanghai, Shenzhen, Singapore, Stockholm, Taipei, Tokyo, Turin and Chengdu.

No single end customer accounted for more than 10% of our total sales in 2007, 2006, or 2005.

INTERNATIONAL SALES

International sales, which consist of all sales outside of North America, constituted 78% of total sales in 2007, 76% of total sales in 2006, and 75% of total sales in 2005. Sales to Japan accounted for 20% of total sales in 2007, 23% of total sales in 2006, and 25% of total sales in 2005. Except for the United States, China and Japan, no other country accounted for sales in excess of 10% of total sales during 2007, 2006, or 2005. We expect international sales to continue to increase as a percentage of our total sales in the future. All of our sales to foreign entities are denominated in United States dollars. For a detailed description of our sales by geographic region, see “Item 7: Results of Operations – Sales by Geography” and “Note 10 – Segment and Geographic Information” to our consolidated financial statements. For a discussion of the risk factors associated with our foreign operations, see “Item 1A: Risk Factors” – “Because we depend on international sales for a majority of our total sales, we may be subject to political, economic and other conditions that could increase our operating expenses and disrupt our business” and “Our business is subject to tax risks associated with being a multinational corporation.”

The information regarding geographic breakdown of our property and equipment, included in Note 10 of the Notes to Consolidated Financial Statements, is hereby incorporated by reference.

Backlog

Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders on December 28, 2007, was approximately $960.0 million, compared to $614.0 million on December 29, 2006.

Historically, backlog has been a poor predictor of future customer demand. While our backlog can increase during periods of high demand and supply constraints, purchasers may generally cancel product orders up to 30 days prior to the scheduled delivery date without incurring significant cancellation penalties. Further, we generally defer recognition of revenue on shipments to distributors until the product is resold. Lastly, our backlog is valued at list price, which is substantially higher than the actual price in most cases. For all of these reasons, backlog as of any particular date should not be used as a predictor of future sales.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 25, 2008 are as follows:

Name	Age	Position
John P. Daane	44	Chairman, President and Chief Executive Officer
Misha R. Burich	60	Senior Vice President, Research and Development
William Y. Hata	48	Vice President, Worldwide Operations and Engineering
Lance M. Lissner	58	Senior Vice President, Business Development and Chief Information Officer
Kevin H. Lyman	53	Vice President, Human Resources
Timothy R. Morse	38	Senior Vice President and Chief Financial Officer
George A. Papa	59	Senior Vice President, Worldwide Sales
Jordan S. Plofsky	47	Senior Vice President, Marketing
Katherine E. Schuelke	45	Vice President, General Counsel and Secretary

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

Misha R. Burich joined us as our Senior Vice President of Software Engineering in December 2000, and assumed the role of Senior Vice President Research and Development in March 2007. Prior to joining us, he served as a Vice President of R&D at various electronic design automation (EDA) companies, including Cadence Design Systems, Mentor Graphics, Silicon Compiler Systems, and Silicon Design Labs, which he co-founded in 1984. Dr. Burich began his career at Bell Laboratories Research in 1978.

William Y. Hata joined us as Vice President of Product Engineering in December 1999. In March of 2007, Mr. Hata was promoted to Vice President, Worldwide Operations and Engineering, Prior to joining us, he was a director of foundry operations and product engineering at National Semiconductor.

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

Kevin H. Lyman joined us in January 2008 as our Vice President of Human Resources. Prior to joining us, Mr. Lyman most recently served as Senior Vice President of Corporate Human Resources at Advanced Micro Devices. Prior to that, Mr. Lyman held a variety of human resources management roles at Lockheed, GenRad, and General DataComm Industries.

Timothy R. Morse joined us in January 2007 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Morse most recently served as Chief Financial Officer and General Manager of Business Development, GE Plastics. As a 15-year veteran of the General Electric Company, Mr. Morse has also held positions at GE Appliances and GE Capital, in North America, Europe, and Asia.

George A. Papa joined us in February 2002 as Senior Vice President, Worldwide Sales. From February 2000 to February 2002, Mr. Papa served as Vice President of Worldwide Sales of the Communications Business Group of Marvell Semiconductor, Inc., a semiconductor company. From March 1997 to February 2000, he served as Vice President of Worldwide Sales for Level One Communications, Inc., a subsidiary of Intel Corporation, a semiconductor company. From February 1991 to March 1997, Mr. Papa served as Vice President of North American Sales for Siemens Corporation, a diversified global technology com.

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

Employees

As of December 28, 2007, we had 2,651 regular employees. Of these employees, 1,339 were located in the United States. None of our employees is represented by a labor union or collective bargaining agreement. We have not experienced any work stoppages, and we believe that our employee relations are good.

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

This annual report includes trademarks and service marks of Altera and other companies that are unregistered and registered in the United States and other countries.

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

As a semiconductor company, we operate in a dynamic market characterized by rapid technological change. The manufacture of our products is a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may not result in the timely introduction of competitive new products, or enhancements to existing products. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix III and Cyclone III families are manufactured on a 65-nanometer process technology. Our next generation product families will be manufactured on smaller circuit geometries for which we have no production history. The use of advanced process technology entails inherent technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and timeliness of delivery of our products.

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

We rely significantly on patents to protect our intellectual property rights. We have increased investment in intellectual property protection in the last several years and, as of December 28, 2007 we owned more than 1,600 United States patents and 210 foreign patents. We also have more than 870 United States patent applications currently pending. Our patents and patent applications may not provide meaningful protection from our competitors as the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Our competitors may be able to circumvent our patents or develop new patentable technologies that displace our existing products. In addition to patent protection, we rely on trademark, trade secret, copyright, and mask work laws to protect our unpatented proprietary information or technologies. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, other parties, including our former employees or consultants, may attempt to disclose, obtain, or use our proprietary information or technologies without our authorization. If other companies obtain our proprietary information or technologies, or develop substantially equivalent information or technologies, they may develop products that compete against our products.

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

Worldwide sales through distributors accounted for 94% of our total sales during 2007. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. Our contracts with our distributors may be terminated by either party in a relatively short period of time.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially impact our distributors’ operations.

We are highly dependent on Arrow Electronics, Inc., in many locations across the world, particularly in North America.

During 2007, Arrow Electronics, Inc. on a worldwide basis accounted for approximately 45% of total sales, while our next largest distributor accounted for approximately 13% of total sales. At December 28, 2007, Arrow accounted for 40% of net accounts receivable, and no other distributor accounted for more than 10% of net accounts receivable.

Our complex communications infrastructure limits our ability to add or replace distributors or manufacturing subcontractors.

Our distributors are contracted by Altera to perform two primary, yet distinct functions for us. The first is logistics functions such as order entry, credit, forecasting, inventory management, and shipment of product to our end customers. The process of integrating systems to allow for electronic data interchange is complex and can be time consuming. The second function involves putting the necessary capability in place to create demand for our products at the engineering level. This mandates the training of the extended sales force of a distributor as well as the hiring and training of specialized applications engineers skilled in promoting and servicing products at the engineering level. Other issues which contribute to the complexity of adding or replacing a distributor relate to the determination and stocking of acceptable inventory levels and the eventual customer acceptance necessary to place their business with that new distributor.

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

During each of the last three years, international sales were a majority of our total sales. During 2007, international sales constituted approximately 78% of our total sales. We expect that international sales will continue to account for a significant portion of our total sales. Risks related to our foreign operations include unfavorable economic, market, political, and social conditions in a specific country or region, fluctuation in foreign currency exchange rates, adverse changes in tax laws, increased freight costs, interruptions in air transportation, reduced protection for intellectual property rights in some countries, generally longer receivable collection periods, and natural or man-made disasters in a specific country or region where we sell our products. Our business is also subject to the burdens of complying with a variety of foreign laws and risks associated with the imposition of legislation and regulations relating specifically to the importation or exportation of semiconductor products. Quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers may be imposed by the United States or other countries on the import or export of our products in the future.

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

Our gross margins may fluctuate depending on many factors, including, but not limited to, our product mix, market acceptance of our new products, competitive pricing dynamics, geographic and/or market segment pricing strategies, changes in the mix of our business between prototyping- and production-based demand, and various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead. Additionally, since the majority of our business books and ships on sales generated through our distributors within the same quarter, forecasting our gross margins is difficult.

Our financial results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. The semiconductor industry has been in the past significantly impacted by the economic downturn and business contractions in the market segments we operate. The down cycles can result in significant reductions in sales demand, excess customer inventories and price erosion. In addition, we may experience inventory write-downs, especially if our inventory becomes out-of-mix with, or excess to, customer demand.

In addition to reductions in sales, our industry profitability decreases during downturns as we may not be able to reduce expenses at the same rate as our sales decline. Similarly, our gross margins tend to deteriorate and fluctuate during down cycles.

As we carry only limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and operating results.

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

Lawsuits are currently pending against certain of our current and former directors and officers relating to our historical stock option practices and related accounting and reporting. See Part I, Item 3 “Legal Proceedings” and Note 14 “Legal Proceedings” for a more detailed description of these proceedings. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers in connection with these lawsuits. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters facility is located on approximately 25 acres of land that we own in San Jose, California. The campus for the headquarters facility currently consists of four interconnected buildings totaling approximately 500,000 square feet. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 240,000 square foot design and test engineering facility in Penang, Malaysia. This facility is situated on land leased on a long-term basis. Also, we lease our domestic and international offices, including our technology centers in the United Kingdom, Toronto, Canada and Ho Chi Minh, Vietnam. We are making an additional investment in facilities having signed an agreement for the construction of a 225,000 square foot building to be built on land leased on long term basis near our existing facility in Penang, Malaysia. We expect completion of the building during the first quarter of fiscal 2009. We believe that our existing facilities and planned construction of the building in Penang are adequate for our current and foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS.

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action since January 30, 2007.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing and for failure to state a claim. A hearing on the motion was held in February 2008, and the motion is currently pending before the court.

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

Our common stock trades on the NASDAQ Global Market under the symbol ALTR. As of February 15, 2008, there were approximately 512 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 53,054 stockholders as of February 15, 2008.

The closing price of our common stock on February 15, 2008 was $17.18 per share as reported by the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

	2007		2006
	High	Low	High	Low
First Quarter	$22.05	$19.60	$21.21	$18.44

Second Quarter	$24.04	$19.96	$22.03	$17.05

Third Quarter	$25.45	$22.65	$20.23	$15.76

Fourth Quarter	$24.86	$18.20	$20.65	$17.64

Our policy has been to reinvest our earnings to fund future growth and to repurchase shares of our common stock. In fiscal 2007, we initiated payment of a cash dividend and declared three quarterly cash dividends of $0.04 per common share, for a total of $0.12 per common share.

On January 29, 2008, our board of directors declared a cash dividend of $0.04 per common share payable on March 3, 2008 to stockholders of record on February 11, 2008. We periodically review our policy regarding share repurchases and cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

ISSUER PURCHASES OF EQUITY SECURITIES  |  During the fourth quarter of 2007, we repurchased shares of our common stock as follows:

(In thousands, except per share amounts)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

9/29/2007 – 10/26/2007	3,310	$23.97	3,310	53,977

10/27/2007 – 11/23/2007	11,432	$19.10	11,432	42,545

11/24/2007 – 12/28/2007	11,216	$18.87	11,216	31,329

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. As of December 28, 2007, the board of directors had authorized, since the inception of the program, a total of 183.0 million shares for repurchase. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program.

During 2007, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

COMPANY PERFORMANCE  |  The following graph shows a comparison, since December 28, 2002, of cumulative total return for Altera, Standard and Poor’s 500 Semiconductors Sub-Industry Index

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested on December 31, 2002 in our common stock, Standard & Poor’s 500 Index, Standard and Poor’s 500 Semiconductors Sub-Industry Index.

*	Total return is based on historical results and is not intended to indicate future performance. Total return assumes reinvestment of dividends for Altera Common Stock, Standard & Poor’s 500 Index and Standard and Poor’s 500 Semiconductors Sub-Industry Index.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

Following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes there to;

Five Years Ended
(In thousands, except per share amounts)	2007 (1)		2006 (1)	2005	2004	2003
STATEMENTS OF INCOME DATA

Net sales	$1,263,548		$1,285,535	$1,123,739	$1,016,364	$827,207

Cost of sales	448,025		427,975	365,946	308,741	266,435

Gross margin	815,523		857,560	757,793	707,623	560,772

Research and development expenses	265,581		248,720	209,765	181,881	181,279

Selling, general, and administrative expenses	274,989		307,765	225,861	212,980	189,654

Income from operations	274,953		301,075	322,167	312,762	189,839

Interest and other, net	62,675		58,595	34,869	18,739	20,218

Income before income taxes	337,628		359,670	357,036	331,501	210,057

Provision for income taxes	47,605		36,434	78,207	55,426	57,848

Net income	$290,023		$323,236	$278,829	$276,075	$152,209

Net income per share:

Basic	$0.84		$0.90	$0.75	$0.74	$0.40

Diluted	$0.82		$0.88	$0.74	$0.72	$0.39

Shares used in computing net income per share:

Basic	345,382		361,096	370,164	373,785	381,387

Diluted	351,906		367,372	376,302	382,616	389,910

Cash dividends per common share	$0.12		$-	$-	$-	$-

BALANCE SHEET DATA

Working capital	$1,044,430		$1,139,869	$955,058	$1,081,714	$894,255

Total assets	1,769,918		2,233,260	1,843,207	1,769,930	1,578,768

Long-term credit facility	250,000		-	-	-	-

Other non-current liabilities	168,810	(2)	13,916	13,168	8,522	7,589

Stockholders’ equity	861,450		1,608,161	1,259,588	1,274,003	1,094,227

Book value per share	2.74		4.46	3.50	3.41	2.91

(1)	In 2007 and 2006 cost of sales, research and development expenses and selling, general, and administrative expenses include the effect of the adoption of SFAS No. 123(R). See “Note 8 – Stock-Based compensation” to our consolidated financial statements for additional information.

(2)	Includes $117.0 million of non-current income taxes payable reclassified as non-current in connection with the initial adoption of FIN 48. See “Note 9 – Income Taxes” to our consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate under FIN 48, Accounting for Uncertainty in

Income Taxes, may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See “Note 9 – Income Taxes” to our consolidated financial statements for additional information.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

STOCK-BASED COMPENSATION  |  We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Upon adoption of SFAS No. 123(R) on December 31, 2005, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on a blend of average historical and implied volatility for publicly traded options on our stock with a term of one year or more. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate is based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. We derive the expected term assumption based on our historical settlement experience. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. See “Note 8 – Stock-based compensation” to our consolidated financial statements for further information regarding the valuation of stock-based compensation.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 14,000 customers in communications, computer and storage, industrial, and consumer market segments. We design, manufacture, and market: (1) programmable logic devices, or PLDs; (2) HardCopy application-specific integrated circuit, or ASIC, devices; (3) pre-defined design building blocks known as intellectual property, or IP, cores; and (4) associated development tools.

PLDs are semiconductor integrated circuits that are built as standard chips that customers program to perform desired logic functions within their electronic systems. Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. Approximately 90% of our revenue is generated from the sales of our PLDs. The majority of the remainder of our revenue is derived from (1) the sale of our HardCopy devices, which enable our customers to move from a high-density FPGA to a low-cost, high-volume non-programmable implementation of their designs, (2) the sale of configuration devices used in conjunction with our FPGAs, and (3) the licensing of IP cores and proprietary development tools. Our IP cores enable customers to easily implement standard functions in their PLD designs, and our development tools are necessary to program our PLDs.

Market Opportunity

We believe that the greatest opportunity for our growth is displacing ASICs and application-specific standard products (“ASSPs”). We estimate based on publicly available data, and with information derived from Gartner Dataquest, that the PLD market was approximately $3.6 billion in 2007, whereas the digital logic market, consisting primarily of

ASICs and ASSPs, amounted to approximately $35.0 billion. Because PLDs can be quickly programmed by the customer to perform the specific function the customer desires, we believe that PLDs provide greater advantages in flexibility, development cost, and time-to-market than ASIC and ASSP alternatives. However, PLDs generally have a higher cost structure than these alternatives. Thus PLDs are particularly favored in applications where there is a substantial premium afforded to time-to-market and in end-applications where unit volumes are low. Because of the relatively higher cost of PLDs, customers often use PLDs for their system development and prototyping and then use ASIC technology in volume production. Due to greater architectural innovation and faster adoption of advanced process technology, we believe that customers will increasingly favor PLDs over ASICs and ASSPs. We believe that (1) advances in PLD technology and in semiconductor manufacturing technology in general are lowering the relative cost, performance and power consumption differential between PLDs and fixed chip alternatives, (2) we have been and can continue to be increasingly successful in selling PLDs into applications and markets that have been traditionally served by ASICs and ASSPs, and (3) we can compete successfully for customers volume production needs as well as their initial prototyping and development needs.

The PLD market peaked at approximately $4.1 billion in 2000 and declined over the next two years to approximately $2.3 billion in 2002. From 2002 to 2007, the PLD market has grown with a compound average growth rate of approximately 9%. Due to the broad customer base for PLD vendors, and the diverse market segments that they serve, future growth rates for the PLD market are difficult to forecast and they may be lower than in recent years. PLD market growth will be driven by the rate at which PLD vendors can grow their customer base in both prototyping and production opportunities. The two leading PLD vendors serve an extremely large and diverse customer base and the opportunity to expand the number of customers may be limited. As a result, a critical objective for PLD vendors is not simply to add more prototyping customers, but rather to penetrate customers and end markets in high volume applications. The PLD vendors’ ability to access higher levels of production volume is contingent upon several factors, including their ability to offer cost-effective solutions versus ASIC and ASSP products. Publicly available data suggests that the number of ASIC design starts is in decline and the amount of PLD logic consumed is growing rapidly. At the same time, the price per effective unit of logic of PLDs has declined at a rate that partially offsets the increase in the amount of PLD logic consumed. In the future, as PLD vendors seek penetration into high volume applications by offering lower cost devices, we expect the price per effective unit of logic to continue to decrease and partially offset revenue increases driven by higher PLD logic consumption.

Competing for Design Wins

We compete with other PLD vendors to displace fixed chip logic alternatives and for market share within the PLD market. The programmable logic market is highly concentrated with two vendors accounting for a majority of the total market: ourselves and Xilinx, Inc. Competition between PLD vendors is most intense in the “design-win” phase of the customer’s design. A design win occurs when a customer selects a particular vendors’ product for use in the customer’s electronic system. Because each PLD vendor’s product offering is proprietary, the cost to switch PLD devices after a system has been designed and prototyped is very high. Therefore, a design win can provide the PLD vendor with a profitable revenue stream through the life of the customer’s program.

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

We focus the majority of our research and development resources on new generation FPGA devices because increasing market share in the FPGA sub-segment is important to our long-term growth and profitability. Due to the higher integration density and lower cost per function, the FPGA sub-segment has outgrown the CPLD sub-segment in recent times, and it is generally accepted by participants and observers of the industry that this trend will continue. Since the initial introduction of our Stratix and Cyclone FPGA families in 2002, we have introduced several more FPGA families, including the Stratix II, Stratix II GX, Stratix III, Cyclone II, Cyclone III and Arria GX families. As a result of these product introductions, we estimate based on publicly available data, and with information derived from Gartner Dataquest, that our FPGA market share versus our main competitor has increased from 31 percent in 2002 to 37 percent in 2007. Our current overall PLD market share is 35 percent.

Adding to our Stratix FPGAs is our HardCopy family of ASICs. We first shipped HardCopy devices in 2001, offering to our customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. The conversion from the FPGA is virtually seamless and requires very little additional customer engineering. HardCopy devices are targeted specifically at those applications and customers that have used PLDs for prototyping and development and traditional cell-based ASICs from other vendors for their volume production needs. In 2007, our HardCopy device revenues were less than 5 percent of total revenues and we believe HardCopy may increase as a percentage of revenues over the long term.

The presence of a HardCopy conversion path for high-density designs differentiates our FPGA offering competitively. Since 2001, we have introduced newer versions of the HardCopy family to support newer generations of FPGAs. Our approach is unique in the industry and may under-perform our expectations. As we develop new generations of FPGAs, we may create parallel HardCopy devices, which would entail ongoing engineering effort and expense.

In 2004, we improved our CPLD offering with the introduction of the MAX II family and in 2007 we introduced the MAX IIZ family. The MAX II products offer pricing and features that we believe are competitively attractive, with economics, performance, power consumption and density that are superior to our previous offerings. Since the unit price of these devices is low compared to our other new products, we will need to ship substantial unit quantities to increase market share in the CPLD market.

An FPGA family typically reaches peak sales four to five years after product introduction. As a result, the original Stratix and Cyclone families we introduced in 2002, which comprised approximately 23 percent of total sales in 2007, may be at or near peak sales. We believe the products we introduced from 2003 to 2007 have yet to reach peak sales, but will eventually experience sales declines. For us to improve or even sustain our rate of growth, we must successfully introduce successor generations of devices. To the degree other PLD vendors have improved or will improve the competitiveness and execution of their products, our ability to improve our rate of growth may be impaired. Within the next several quarters, we plan to ship newer families of FPGA devices using more advanced production techniques that will further improve product performance and lower cost. Our foundry partner, Taiwan Semiconductor Manufacturing Company (“TSMC”), will manufacture these die using production processes that are new to the industry. Given the extreme complexity of semiconductor fabrication, TSMC may encounter difficulties that could delay our product launch or limit supply so that we would be unable to meet customer commitments. We may discover manufacturing errors after we begin shipping, which would harm customer relations and cause us to incur additional unforeseen costs. Simultaneous introduction of new PLD architectures and ramp of new technology processes are inherently risky. Diagnosing failures, identifying root causes, and implementing corrective actions in a production wafer fabrication facility are expensive and time-consuming processes. We may not successfully commercialize our new products, or our new products may not enable us to maintain or increase market share. Some of our competitive offerings may be offered later than the competition and it is possible that our competitive offerings will be less effective, thus weakening our market share.

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

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	Years Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Net sales	100%	100%	100%

Cost of sales	35%	33%	33%

Gross margin	65%	67%	67%

Research and development expenses	21%	19%	18%

Selling, general, and administrative expenses	22%	24%	20%

Income from operations	22%	23%	29%

Interest and other, net	5%	4%	3%

Provision for income taxes	4%	3%	7%

Net income	23%	25%	25%

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

▪	New Products include the Stratix II, Stratix III, Stratix II GX, Arria GX, Cyclone II, Cyclone III, MAX II, HardCopy, and HardCopy II devices;

▪	Mainstream Products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices; and

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

Sales Overview

Net sales were $1.26 billion in 2007, $1.29 billion in 2006, and $1.12 billion in 2005. Net sales decreased 2% in 2007 from 2006, and increased 14% in 2006 from 2005.

Sales in 2007 were driven by four primary business dynamics:

▪	Strong double-digit growth in new products, which was more than offset by declines in the mainstream and mature product categories

▪	PLD expansion into new applications across all four major market segments, enabled by advances in technology and performance

▪	Increasing programmable content in electronic systems and displacement of alternative products

▪	Rising demand in emerging markets

Despite the favorable long-term growth dynamics for programmable logic devices, sales in 2007 were characterized by lackluster demand in the communications and computer and storage market. Our industrial segment grew but below the projected long-term growth rate. Our consumer segment, however, grew substantially as Altera’s new product offerings gained traction in a number of digital media applications.

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

No single end customer provided more than 10% of our total sales for any of the fiscal years ended 2007, 2006, or 2005.

Sales by Product Category

Sales by product category were as follows:

	Years Ended			Annual Growth Rate
	December 28, 2007	December 29, 2006	December 30, 2005	2007	2006
New	32%	19%	9%	65%	150%

Mainstream	30%	35%	34%	-15%	17%

Mature and Other	38%	46%	57%	-19%	-8%

Total Sales	100%	100%	100%	-2%	14%

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

Sales by market segment were as follows:

	Years Ended			Annual Growth Rate
	December 28, 2007	December 29, 2006	December 30, 2005	2007	2006
Communications	40%	42%	42%	-6%	15%

Industrial	35%	34%	32%	1%	20%

Consumer	16%	14%	16%	13%	0%

Computer and Storage	9%	10%	10%	-11%	16%

Total Sales	100%	100%	100%	-2%	14%

Sales of FPGAs and CPLDs

Our PLDs consist of FPGAs and CPLDs. FPGAs consist of our Stratix families, Arria GX, Cyclone families, APEX, FLEX, ACEX, Excalibur, and Mercury families, and CPLDs consist of our MAX, MAX II, and Classic™ families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and intellectual property cores. Our sales of FPGAs, CPLDs, and Other products were as follows:

	Years Ended			Annual Growth Rate
	December 28, 2007	December 29, 2006	December 30, 2005	2007	2006
FPGA	71%	71%	70%	-1%	16%

CPLD	19%	19%	20%	-5%	12%

Other	10%	10%	10%	3%	7%

Total Sales	100%	100%	100%	-2%	14%

Sales by Geography

The following table is based on the geographic location of the distributors or the OEMs who purchased our products. For sales to our distributors, their geographic locations may be different from the geographic locations of the ultimate end users. Sales by geography were as follows:

	Years Ended			Annual Growth Rate
	December 28, 2007	December 29, 2006	December 30, 2005	2007	2006
North America	22%	24%	25%	-9%	13%

Asia Pacific	34%	27%	25%	21%	22%

Europe	24%	26%	25%	-7%	16%

Japan	20%	23%	25%	-15%	6%

Total International	78%	76%	75%	1%	15%

Total Sales	100%	100%	100%	-2%	14%

GROSS MARGIN

	Years Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Gross Margin Percentage	64.5%	66.7%	67.4%

Gross margin percentages declined in 2007 compared to 2006 primarily as a result of market segment mix. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company is targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords the company the right mix of growth opportunities across all served markets.

Gross margin percentages declined in 2006 compared to 2005 primarily due to a reduction in the amount of benefit from previously written down inventory.

Stock-based compensation expense recognized in 2007 and 2006, and included in cost of sales, had an immaterial impact on our gross margin.

RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	December 31, 2005	2007 vs. 2006 Change	2006 vs. 2005 Change
Research and Development	$265.6	$248.7	$209.8	7%	19%

Percentage of Net Sales	21%	19%	19%

Research and development expenses include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers, depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores. Also included in research and development expenses is the mark-to-market impact of the Altera Non-Qualified Deferred Compensation Plan (“NQDC Plan”) of $3.8 million in 2007, $2.6 million in 2006, and $1.1 million in 2005, which is completely offset in Interest and other, net.

Research and development expenses increased $16.9 million in 2007 compared to 2006 primarily due to increased labor costs and increased spending on masks and prototype wafers, partially offset by a decrease in stock-based compensation expense. Spending on masks and prototype wafers increased by $14.4 million in 2007 due to new product launches. Stock-based compensation expense decreased by $8.2 million to $20.4 million in 2007 compared to 2006. During the fourth quarter of 2007, we recorded a $1.7 million restructuring charge, of which $1.0 million was related to employee severance costs.

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

Historically, the level of our research and development expenses has fluctuated in part due to the timing of the purchase of masks and prototype wafers used in the development of new products. We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III, and Cyclone III families, our Quartus II software, our library of IP cores, and other future products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	Years Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	December 30, 2005	2007 vs. 2006 Change	2006 vs. 2005 Change
Selling, General, and Administrative	$275.0	$307.8	$225.9	-11%	36%

Percentage of Net Sales	22%	24%	20%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation expense for those personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in selling, general, and administrative expenses is the mark-to-market impact of our NQDC Plan of $2.8 million in 2007, $3.2 million in 2006, and $1.3 million in 2005 which is completely offset in Interest and other, net.

Selling, general, and administrative expenses decreased by $32.8 million in 2007 compared to 2006. The decrease was primarily due to our goal of increasing efficiency and cost reductions in areas including but not limited to legal and consulting services, commissions and incentives and lower stock-based compensation expense, partially offset by an increase in labor costs. Legal and consulting costs decreased by $12.3 million in 2007 due primarily to the absence of costs related to the stock option investigation carried out in 2006. Benefit costs declined by $4.7 million in 2007 as a result of lower incentives and annual bonuses. Stock-based compensation expense decreased by $9.2 million to

$28.5 million in 2007 compared to 2006. During the fourth quarter of 2007, we recorded a $3.5 million restructuring charge, of which $2.6 million was related to employee severance costs.

Selling, general, and administrative expenses increased by $81.9 million in 2006 compared to 2005. The increase was primarily due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123(R) effective December 31, 2005. The stock-based compensation expense classified as selling, general, and administrative expense increased to $37.7 million in 2006, compared to $0.3 million in 2005. Selling, general and administrative expenses increased year-over-year also due to higher labor and benefit costs as we added sales and marketing personnel to drive our revenue growth, higher consulting expenses relating to the implementation of a new enterprise resource planning (ERP) system, and higher professional fees of approximately $10.1 million associated with our stock option investigation, financial statement restatement, and related litigation.

INTEREST AND OTHER, NET

	Years Ended
(Dollars in millions)	December 28, 2007	December 29, 2006	December 30, 2005	2007 vs. 2006 Change	2006 vs. 2005 Change
Interest and Other, Net	$62.7	$58.6	$34.9	7%	68%

Percentage of Net Sales	5%	5%	3%

Interest and other, net consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan of $6.7 million in 2007, $5.9 million in 2006, and $2.5 million in 2005, offset by interest expense for capital leases and our long-term credit facility.

Interest and other, net increased by 7% in 2007 compared to 2006 primarily as a result of higher investment yields.

Interest and other, net increased by 68% in 2006 compared to 2005 primarily as a result of higher investment yields and higher cash and investment balances.

PROVISION FOR INCOME TAXES

Our effective tax rate reflects the impact of significant amounts of our income being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 14% for 2007, 10% for 2006, and 22% for 2005. The increase in our effective tax rate in 2007 compared to 2006 was due to a one time tax benefit in 2006 for closure of a foreign tax examination, a change in the geographical mix of income, and a decrease in tax-exempt income as a percentage of total income in 2007. Our 2005 effective tax rate also included an additional income tax provision related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“AJCA”), partially offset by an income tax benefit from the settlement of federal and California income tax audits.

Financial Condition, Liquidity, Credit Facility and Capital Resources

	Years Ended
(Dollars in millions)	December 28, 2007	December 29, 2006
Cash and cash equivalents	$890.1	$738.4

Short-term investments	131.3	625.3

Long-term investments	-	256.6

Total cash, cash equivalents, and investments	$1,021.4	$1,620.3

Percentage of total assets	58%	73%

Net cash provided by operating activities	$272.9	$425.0

Net cash provided by (used for) investing activities	719.9	(422.7)

Net cash used for financing activities	(841.1)	(51.6)

Net increase (decrease) in cash and cash equivalents	$151.7	$(49.3)

LIQUIDITY  |  We derive our liquidity and capital resources primarily from our cash flows from operations and long-term credit facility. We continue to generate positive operating cash flows. We currently use cash from operations and from our credit facility for repurchases of our common stock, cash dividends, and capital expenditures. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, investments, and credit facility, plus anticipated cash generated from operations, will be adequate to finance our operations, stock repurchases, cash dividends and capital expenditures for at least the next year. During the fiscal 2007 we announced restructuring of our operations, with total restructuring cost of $5.2 million. We do not expect the restructuring to have material impact on our liquidity.

YEAR 2007  |  On August 31, 2007, the company entered into a five-year $750 million unsecured revolving credit facility which is also available for future cash requirements. As of December 28, 2007, we have borrowed $250 million using this credit facility. We classified the credit facility as long term as of December 28, 2007. The applicable interest rate on the long-term credit facility was 5.21% at December 28, 2007. As at December 28, 2007 we are in compliance with all covenants related to the long-term credit facility.

During the twelve months ended December 28, 2007, we used $1.2 billion of cash for the repurchase of shares of our common stock, compared to $140.0 million in 2006. We intend to repurchase up to $1.5 billion of our common stock from the beginning of 2007 through the first half of 2008.

We used $31.2 million of cash for capital expenditures in 2007, compared to $36.5 million in 2006. Capital expenditures in 2007 were primarily for the implementation of a new ERP system, research and development assets. As of December 28, 2007, we have spent approximately $37.4 million on the ERP implementation of which $13.7 million represents capital expenditures included in Property and equipment, net on our consolidated balance sheet as at December 28, 2007. The total planned expenditures for our ERP implementation are estimated to be approximately $40 million. The new ERP system became operational for our US and certain other international offices in July of 2007.

During the twelve months ended December 28, 2007, we paid out cash dividends of $41.3 million. Our dividend policy could be impacted in the future by, among other items, our views on potential future capital requirements relating to research and development, investments and acquisitions, legal risks, common stock repurchases, and other strategic investments.

On January 11, 2008, the Company entered into an agreement for approximately $21.6 million for the construction of a building adjacent to our current facility in Penang, Malaysia. Completion of the building is expected during the first quarter of fiscal 2009.

CASH FLOWS  |  Our positive cash flows from operating activities for the fiscal year ended December 28, 2007 were primarily attributable to net income of $290.0 million, adjusted for non-cash items including stock-based compensation expense of $50.2 million, depreciation and amortization of $31.1 million, offset by outflows of $83.7 million from changes in our working capital, excluding cash. Outflows from our changes in non-cash working capital were due primarily to an increase in accounts receivable balance of $105.6 million related to the timing of distributor billings in 2007, a $14.5 million increase in other assets partially offset by a $17.6 million decrease in deferred income and allowances on sales to distributors as a result of decreased shipments into the channel and a $4.4 million decrease in inventories.

Cash provided by investing activities for the fiscal year ended December 29, 2007 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $864.9 million, offset by purchases of available-for-sale investments of $113.5 million, and capital expenditures of $31.2 million.

Cash used for financing activities for the fiscal year ended December 29, 2007 consisted of repurchases of common stock of $1.2 billion, dividend payments of $41.3 million, which were partially offset by proceeds from the credit facility of $250.0 million and net proceeds of $165.6 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

YEAR 2006  |  In 2006, we spent $140.4 million to repurchase our common stock, compared to $369.9 million in 2005. The decrease was due to the temporary suspension of our stock repurchase program during May to October 2006 which was necessitated by our failure to timely file our periodic reports as a result of the restatement of our consolidated financial statements in connection with our internal stock option investigation. We spent $36.5 million on capital expenditures in 2006, compared to $25.9 million in 2005.

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

Cash used for investing activities for the fiscal year ended December 29, 2006 primarily consisted of purchases of available-for-sale investments, net of proceeds from the maturities and sales of available-for-sale investments of $385.8 million, and capital expenditures of $36.5 million.

Cash used for financing activities for the fiscal year ended December 29, 2006 consisted of repurchases of common stock of $140.4 million, which was partially offset by net proceeds of $80.9 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.

CONTRACTUAL OBLIGATIONS  |  The following table summarizes our significant contractual cash obligations at December 28, 2007, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$21.9	$9.1	$8.5	$2.3	$2.0

Capital lease obligations	1.4	1.4	-	-	-

Wafer purchase obligations (2)	122.8	122.8	-	-	-

Long-term credit facility	250.0	-	-	250.0	-

Interest on long-term credit facility (3)	60.7	13.0	26.0	21.7	-

Other non-current liabilities (4)	16.2	-	2.0	2.6	11.6

Total contractual cash obligations	$473.0	$146.3	$36.5	$276.6	$13.6

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through 2015. Rental expense under all operating leases amounted to $11.6 million in 2007, $10.6 million in 2006, and $9.3 million in 2005.

(2)	Due to lengthy subcontractor lead times, we must order materials from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2008.

(3)	Interest is based on the outstanding credit facility balance and rate in effect at December 28, 2007. The contractual amounts to be paid are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(4)	We sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retires from Altera at or after age 55 if they have at least 10 years of service. Effective January 1, 2005, future participation is also limited to existing employees who were age 40 or older as of January 1, 2005. In addition, we provide a defined benefit retirement plan to our Japan employees. We also offer to our U.S and non-U.S. employees’ participation in the Service Award Program (“SAP”). The SAP provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 28, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $152.0 million of unrecognized tax benefits classified as “Income tax payable non-current” in the accompanying consolidated balance sheet as of December 28, 2007, have been excluded from the contractual obligations table above. See “Note 9 – Income Taxes” to our consolidated financial statements for a discussion on income taxes.

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

IMPACT OF CURRENCY TRANSLATION AND INFLATION  |  We purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars. As of December 28, 2007, we had no open forward contracts. In January 2008 we have entered into foreign exchange forward contracts for approximately $25.9 million to purchase Malaysian ringgit. These contracts are intended to reduce our exposure to foreign currency rate changes related to the building construction cost for our new proposed facility in Penang, Malaysia. We do not enter into foreign exchange transactions for trading or speculative purposes.

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 28, 2007, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 151.7 million shares of our common stock for an aggregate cost of $3.2 billion. All shares were retired upon acquisition. On December 28, 2007, 31.3 million shares remained authorized for repurchases under our stock repurchase program.

Common stock repurchase activities for 2007, 2006, and 2005 were as follows:

(In millions, except per share amounts)	2007	2006	2005
Shares repurchased	58.0	7.1	19.9

Cost of shares repurchased	$1,226.3	$140.4	$369.9

Average price per share	$21.16	$19.89	$18.59

During 2007, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we have repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

OFF-BALANCE SHEET ARRANGEMENTS  |  As of December 28, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

NEW ACCOUNTING PRONOUNCEMENTS  |  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated balance sheet, statement of income and statement of cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our consolidated balance sheet, statement of income or statement of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated balance sheet, statement of income or statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows. The effect of adoption of FIN 48 on our consolidated balance sheet as at December 28, 2007 is summarized in Note 9 – Income Taxes.

SUBSEQUENT EVENTS  |

On January 11, 2008, we entered into an agreement for approximately $21.6 million for the construction of a building adjacent to our current facility in Penang, Malaysia. Completion of the building is expected during the first quarter of fiscal 2009.

On January 29, 2008, our board of directors declared a cash dividend of $0.04 per common share payable on March 3, 2008 to stockholders of record on February 11, 2008.

In January 2008, we entered into foreign exchange forward contracts for approximately $25.9 million to purchase Malaysian ringgit.

On February 14, 2008, we completed the sale of approximately 20 acres of land located in Santa Clara County, California. We received net proceeds of approximately $9.1 million from the sale, and will record a gain of approximately $0.1 million.

On February 22, 2008, we borrowed an additional $100 million under our Long-term credit facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INVESTMENT AND INTEREST RATE RISK  |  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.0 billion as of December 28, 2007. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If interest rates decline or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

FOREIGN CURRENCY RISK  |  Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure especially as it relates to our operating expenses in international locations. To date, our exposure to exchange rate volatility has not been material. If foreign currency rates were to fluctuate by 10% from rates at December 28, 2007, our consolidated financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Consolidated Balance Sheets at December 28, 2007 and December 29, 2006	39

Consolidated Statements of Income for each of the three years in the period ended December 28, 2007	40

Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2007	41

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 28, 2007	42

Notes to the Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm	66

Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.

Supplementary Financial Data (unaudited)	67

ALTERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 28, 2007	December 29, 2006
ASSETS

Current assets:

Cash and cash equivalents	$890,095	$738,412

Short-term investments	131,284	625,335

Total cash, cash equivalents, and short-term investments	1,021,379	1,363,747

Accounts receivable, net of allowances for doubtful accounts of $4,087 and $4,975 as of December 28, 2007 and December 29, 2006, respectively	198,889	93,263

Inventories	74,110	78,477

Deferred income taxes	81,333	80,236

Deferred compensation plan assets	74,768	69,378

Other current assets	83,609	65,951

Total current assets	1,534,088	1,751,052

Long-term investments	-	256,563

Property and equipment, net	169,850	178,363

Deferred income taxes and other assets, net	65,980	47,282

Total assets	$1,769,918	$2,233,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$41,545	$42,696

Accrued liabilities	38,249	27,941

Accrued compensation and related	40,340	47,884

Deferred compensation plan obligations	74,768	69,378

Deferred income and allowances on sales to distributors	280,440	298,078

Income taxes payable	14,316	125,206

Total current liabilities	489,658	611,183

Income taxes payable, non-current	152,010	-

Long-term credit facility	250,000	-

Other non-current liabilities	16,800	13,916

Total liabilities	908,468	625,099

Commitments and contingencies (See “Note 6–Commitments and contingencies”)

Stockholders’ equity:

Common stock: $.001 par value; 1,000,000 shares authorized; outstanding – 314,019 at December 28, 2007 and 360,201 shares at December 29, 2006	314	360

Capital in excess of par value	316,330	506,863

Retained earnings	546,130	1,102,151

Accumulated other comprehensive loss	(1,324)	(1,213)

Total stockholders’ equity	861,450	1,608,161

Total liabilities and stockholders’ equity	$1,769,918	$2,233,260

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006	December 30, 2005
Net sales	$1,263,548	$1,285,535	$1,123,739

Cost of sales	448,025	427,975	365,946

Gross margin	815,523	857,560	757,793

Operating expenses:

Research and development expenses	265,581	248,720	209,765

Selling, general, and administrative expenses	274,989	307,765	225,861

Total operating expenses	540,570	556,485	435,626

Income from operations	274,953	301,075	322,167

Interest and other, net	62,675	58,595	34,869

Income before income taxes	337,628	359,670	357,036

Provision for income taxes	47,605	36,434	78,207

Net income	$290,023	$323,236	$278,829

Net income per share:

Basic	$0.84	$0.90	$0.75

Diluted	$0.82	$0.88	$0.74

Shares used in computing net income per share amounts:

Basic	345,382	361,096	370,164

Diluted	351,906	367,372	376,302

Cash dividends per common share	$0.12	$-	$-

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Cash Flows from Operating Activities:

Net income	$290,023	$323,236	$278,829

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	31,082	29,721	29,411

Stock-based compensation	50,203	68,124	282

Deferred income tax (benefit) provision	(14,367)	(11,023)	22,315

Tax benefit from stock-based compensation	12,871	16,900	18,688

Gross tax benefit from stock-based compensation	(13,177)	(18,459)	-

Changes in assets and liabilities:

Accounts receivable	(105,626)	2,757	(28,497)

Inventories	4,367	(7,766)	(3,257)

Other assets	(14,505)	(16,998)	23,511

Accounts payable and other liabilities	6,250	7,402	11,556

Deferred income and allowances on sales to distributors	(17,638)	39,793	37,204

Income taxes payable	43,419	(8,698)	25,100

Net cash provided by operating activities	272,902	424,989	415,142

Cash Flows from Investing Activities:

Purchases of property and equipment	(31,171)	(36,484)	(25,909)

Purchases of available-for-sale investments	(113,540)	(962,345)	(473,761)

Proceeds from the maturities and sales of available-for-sale investments	864,853	576,535	587,706

Proceeds from the maturities of held-to-maturity investments	-	-	14,470

Purchases of intangible assets	(240)	(350)	-

Net cash provided by (used for) investing activities	719,902	(422,644)	102,506

Cash Flows from Financing Activities:

Proceeds from issuance of common stock through various stock plans, net of shares withheld for employee taxes	165,624	80,880	57,766

Repurchases of common stock	(1,226,343)	(140,444)	(369,934)

Payment of cash dividends to stockholders	(41,277)	-	-

Gross tax benefit from stock-based compensation	13,177	18,459	-

Increase (decrease) in book overdrafts	319	(3,909)	3,528

Proceeds from long-term credit facility	250,000	-	-

Principal payments on capital lease obligations	(2,621)	(6,626)	(1,237)

Net cash used for financing activities	(841,121)	(51,640)	(309,877)

Net increase (decrease) in cash and cash equivalents	151,683	(49,295)	207,771

Cash and cash equivalents at beginning of year	738,412	787,707	579,936

Cash and cash equivalents at end of year	$890,095	$738,412	$787,707

Cash paid (received) during the year for:

Income taxes paid (refunded)	$8,240	$38,942	$(5,198)

Interest paid	$1,433	$859	$58

Non-cash transactions:

Assets acquired under capital leases	$-	$4,245	$7,470

Land reclassified from fixed assets to Other current assets	$8,951	$-	$-

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2004	373,759	$416,920	$858,455	$(328)	$(1,044)	$1,274,003

Components of comprehensive income:

Net income	-	-	278,829	-	-	278,829

Change in unrealized gains (losses) on investments, net of tax benefit of $4	-	-	-	-	(46)	(46)

Total comprehensive income	-	-	-	-	-	278,783

Issuance of common stock through employee stock plans	5,564	57,766	-	-	-	57,766

Repurchases of common stock	(19,904)	(107,814)	(262,120)	-	-	(369,934)

Stock-based compensation expense	-	-	-	282	-	282

Tax benefit from stock plans	-	18,688	-	-	-	18,688

Balance, December 30, 2005	359,419	385,560	875,164	(46)	(1,090)	1,259,588

Components of comprehensive income:

Net income	-	-	323,236	-	-	323,236

Change in unrealized gains (losses) on investments, net of tax benefit of $451	-	-	-	-	791	791

Total comprehensive income	-	-	-	-	-	324,027

Issuance of common stock through employee stock plans	7,844	80,880	-	-	-	80,880

Repurchases of common stock	(7,062)	(44,195)	(96,249)	-	-	(140,444)

Stock-based compensation expense		68,124				68,124

Elimination of deferred stock-based compensation upon adoption of SFAS 123(R)	-	(46)	-	46	-	-

Tax benefit from stock plans	-	16,900	-	-	-	16,900

Adjustment to adopt SFAS 158, net of tax benefit of $548	-	-	-	-	(914)	(914)

Balance, December 29, 2006	360,201	507,223	1,102,151	-	(1,213)	1,608,161

Components of comprehensive income:

Net income	-	-	290,023	-	-	290,023

Change in unrealized gains (losses) on investments, net of tax benefit of $263	-	-	-	-	439	439

Amortization of accumulated unrecognized loss on retiree medical plan, net of tax provision of $21					34	34

Net loss on retiree medical plan arising during the year, net of tax benefit of $380	-	-	-	-	(584)	(584)

Total comprehensive income	-	-	-	-	-	289,912

Issuance of common stock through employee stock plans, net	12,003	170,320	-	-	-	170,320

Restricted stock withholding taxes recorded as net – settlement	(219)	(1,568)	(3,128)			(4,696)

Repurchases of common stock	(57,966)	(422,405)	(803,938)	-	-	(1,226,343)

Stock-based compensation expense	-	50,203	-	-	-	50,203

Tax benefit from stock plans	-	12,871	-	-	-	12,871

Dividends declared	-	-	(41,277)	-	-	(41,277)

Adjustment to adopt FIN 48	-	-	2,299	-	-	2,299

Balance, December 28, 2007	314,019	$316,644	$546,130	$-	$(1,324)	$861,450

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

Notes to the Consolidated Financial Statements

Note 1:    The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs, HardCopy ASIC devices, pre-defined design building blocks known as intellectual property, or IP, cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the communications, computer and storage, consumer, and industrial market segments.

Note 2:    Significant Accounting Policies

BASIS OF PRESENTATION  |  Our fiscal year ends on the Friday nearest December 31st. Our most recent fiscal year ended on December 28, 2007. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Management determines the appropriate classification of investments at the time of purchase. As of December 28, 2007, all investments in our portfolio were classified as available-for-sale. Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest and other, net in our consolidated statements of income. Net unrealized gains or losses are recorded directly in stockholders’ equity. Those unrealized losses that are deemed to be other than temporary are reflected in Interest and other, net.

Effective July 1, 2005, we began to classify certain investments as long-term. Investments classified as long-term represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding twelve months as of the balance sheet date.

INVENTORIES  |  Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. Inventories at December 28, 2007 and December 29, 2006 were comprised of the following:

(In thousands)	December 28, 2007	December 29, 2006
Raw materials and work in process	$45,826	$55,856

Finished goods	28,284	22,621

Total inventories	$74,110	$78,477

PROPERTY AND EQUIPMENT | Property and equipment, net at December 28, 2007 and December 29, 2006 was comprised of the following:

(In thousands)	December 28, 2007	December 29, 2006
Land and land rights	$23,108	$30,779

Buildings	127,331	128,817

Equipment and software	244,380	224,647

Office furniture and fixtures	21,805	21,438

Leasehold improvements	7,380	7,712

Property and equipment, at cost	424,004	413,393

Accumulated depreciation and amortization	(254,154)	(235,030)

Property and equipment, net	$169,850	$178,363

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to seven years are used for equipment and office furniture, up to forty years for buildings and sixty years for land rights. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $30.7 million in 2007, $28.3 million in 2006, and $27.0 million in 2005.

Assets acquired under capital leases totaled $4.1 million (net of accumulated amortization of $9.1 million) as of December 28, 2007 and totaled $8.2 million (net of accumulated amortization of $5.0 million) as of December 29, 2006.

We evaluate the recoverability of our property, equipment, and intangible assets on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and record an impairment charge against income as appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS | For certain of our financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued liabilities, the carrying value approximates fair value due to their short maturities. For our long-term credit facility, the carrying value approximates fair value due to its variable interest rate with low margin.

CONCENTRATIONS OF CREDIT RISK | Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable. We place our cash, cash equivalents, and short-term and long-term investments in a variety of financial instruments and, by policy, limit the amount of credit exposure through diversification and by restricting our investments to highly rated investment-grade securities.

We sell our products to distributors and original equipment manufacturers (“OEMs”) throughout the world and perform on-going credit evaluations of their financial condition and require credit guarantees whenever deemed necessary.

Trade accounts receivable are recorded at the invoiced amount. We maintain allowances for doubtful accounts to reduce our receivables to their estimated realizable value. The allowance for doubtful accounts balance was $4.1 million at December 28, 2007 and $ 5.0 million at December 29, 2006, and is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Delinquent account balances are subject to interest charges. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We wrote off $924,000 in 2007, $102,000 in 2006, and $2,000 in 2005 against our allowances for doubtful accounts. Charges to expense were immaterial for all three years.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resale of Altera products. For the fiscal year ended December 28, 2007, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 94% of total sales. Arrow Electronics, Inc., or Arrow, continues to be our largest distributor. Arrow on a worldwide basis accounted for 45% of total sales in 2007, 47% in 2006, and 44% in 2005. Our second largest distributor, Altima Corporation, accounted for 13% of total sales in 2007, 15% in 2006, and 17% in 2005. No other distributor accounted for greater than 10% of total sales in 2007, 2006 or 2005. For each of the three years ended December 28, 2007, no single end customer accounted for more than 10% of our total sales.

At December 28, 2007, one distributor comprised greater than 10% of Accounts receivable, net, accounting for 40%. At December 29, 2006, four distributors comprised greater than 10% of Accounts receivable, net, accounting for 48%, 17%, 13%, and 13%, respectively.

Distributor advances, included in Deferred income and allowances on sales to distributors on our consolidated balance sheets, totaled $118.7 million at December 28, 2007 and $112.0 million at December 29, 2006. On sales to distributors, our payment terms generally require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income. We process discounts taken by distributors against our deferred income and allowances on sales to distributors balance and true-up the advanced amounts generally at the end of each month. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that are, in substance, arrangements to finance distributors’ accounts receivable and inventory. The amounts advanced are settled in cash at least on a quarterly basis and are classified as Other current assets in our consolidated balance sheets and totaled $54.8 million at December 28, 2007 and $54.3 million at December 29, 2006. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

REVENUE RECOGNITION  |  We recognize revenue on products sold to OEMs upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues. We record reserves for OEM sales returns and allowances, included in Accounts receivable, net in the asset section of our accompanying consolidated balance sheets, for any specific known customer returns or allowances. The OEM returns allowance was $44,500 at December 28, 2007, and $9,000 at December 29, 2006. Charges against revenue and claims processed totaled $0.8 million, $1.2 million, and $1.1 million for the years ended 2007, 2006, and 2005, respectively.

In almost all cases, sales to distributors are made under agreements allowing for product returns and subsequent price adjustments, and we defer recognition of revenue until the products are resold by the distributor at which time our final net sales price is fixed. At the time of shipment to distributors, we record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, we relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and we record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

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

INCOME TAXES  |  We account for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, our provision for income taxes is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We record interest and penalties related to unrecognized tax benefits in income tax expense.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on December 30, 2006, the first day of fiscal 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, we recognized a $2.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of retained earnings. See “Note 9 – Income Taxes” for further discussion.

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for the years ended December 28, 2007 and December 29, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the years ended December 28, 2007 and December 29, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

For 2007 and 2006, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows. Also see Note 8 “Stock-Based Compensation” for additional information.

SFAS 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the consolidated statement of income (continuing operations) rather than through paid-in-capital.

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in functional currency are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are translated at average exchange rate for the period. Non monetary assets and liabilities are translated at historical exchange rates. The resultant remeasurement gains or losses of these operations as well as gains or losses from foreign currency translation are included in the consolidated statement of income. Such gains or losses have not been material for any period presented.

RESEARCH AND DEVELOPMENT EXPENSES  |  Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs in the period in which they are incurred. Advertising expenses totaled $8.8 million in 2007, $9.1 million in 2006, and $9.6 million in 2005.

NEW ACCOUNTING PRONOUNCEMENTS  |  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated balance sheet, statement of income and statement of cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, on our consolidated balance sheet, statement of income or statement of cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated balance sheet, statement of income or statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our 2007 fiscal year. On May 2, 2007 the FASB issued FASB staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 did not have any impact on our condensed consolidated statement of income or statement of cash flows. The effect of adoption of FIN 48 on our consolidated balance sheet as at December 28, 2007 is summarized in Note 9 – Income Taxes.

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

In applying the treasury stock method, we excluded 21.6 million stock option shares for the year ended December 28, 2007 because their effect was anti-dilutive. Anti-dilutive stock option shares totaled 39.7 million for the year ended December 29, 2006 and 37.9 million for the year ended December 30, 2005. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of December 28, 2007 were in-the-money and included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Years Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006	December 30, 2005

Basic:

Net income	$290,023	$323,236	$278,829

Basic weighted shares outstanding	345,382	361,096	370,164

Net income per share	$0.84	$0.90	$0.75

Diluted:

Net income	$290,023	$323,236	$278,829

Weighted shares outstanding	345,382	361,096	370,164

Effect of dilutive securities:

Stock options, ESPP, and restricted stock unit shares	6,524	6,276	6,138

Diluted weighted shares outstanding	351,906	367,372	376,302

Net income per share	$0.82	$0.88	$0.74

Note 4:    Marketable Securities

Our portfolio of marketable securities, which does not include cash, consisted of the following available-for-sale securities:

	December 28, 2007				December 29, 2006
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$750,553	$-	$-	$750,553	$565,831	$-	$-	$565,831
Municipal bonds	104,708	218	-	104,926	892,129	436	(881)	891,684
U.S. government and agency obligations	-	-	-	-	30,031	5	(41)	29,995
Corporate debt securities	150,040	5	-	150,045	118,071	-	-	118,071
Other debt securities	-	-	-	-	2,816	3	-	2,819

Total marketable securities	$1,005,301	$223	$-	$1,005,524	$1,608,878	$444	$(922)	$1,608,400

Included in:
Cash and cash equivalents				$874,240				$726,502
Short-term investments				131,284				625,335
Long-term investments				-				256,563

Total marketable securities				$1,005,524				$1,608,400

Our portfolio of available-for-sale marketable securities by contractual maturity is as follows:

(In thousands)	December 28, 2007	December 29, 2006
Due in one year or less	$1,005,524	$1,171,926
Due after one year through five years	-	436,474

Total marketable securities	$1,005,524	$1,608,400

We have no investments that were in an unrealized loss position as of December 28, 2007. The following table shows the gross unrealized losses and fair values of our investments in an unrealized loss position as of December 29, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses on these investments were primarily due to interest rate fluctuations. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect all principal and interest amounts due to us at maturity given the high credit quality of these investments. Accordingly, we considered these unrealized losses to be temporary in nature at December 28, 2007 and December 29, 2006.

	December 29, 2006
	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$472,186	$(466)	$75,889	$(415)	$548,075	$(881)
U.S. government and agency obligations	15,182	(14)	5,056	(27)	20,238	(41)

Total	$487,368	$(480)	$80,945	$(442)	$568,313	$(922)

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

(in thousands)	December 28, 2007	December 29, 2006
Deferred income taxes non-current	$55,993	$42,984

Intangible assets, net	384	504

Deposits non-current	9,603	3,794

Deferred income taxes and other assets, net	$65,980	$47,282

We amortize acquired intangible assets on a straight-line basis over their estimated useful lives. We purchased $0.2 million of intangible assets in 2007. Amortization of acquired intangible assets was $0.4 million in 2007, $1.4 million in 2006, and $2.4 million in 2005. Future amortization expense for these intangible assets is expected to be $0.2 million in both fiscal years 2008 and 2009.

Note 6:    Commitments and Contingencies

OPERATING AND CAPITAL LEASE COMMITMENTS  |    We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2015. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases amounted to $11.6 million in 2007, $10.6 million in 2006, and $9.3 million in 2005. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating leases and capital lease obligations as of December 28, 2007 are as follows:

Year	Operating	Capital
	(In thousands)

2008	$9,080	$1,402

2009	5,625	-

2010	2,882	-

2011	1,328	-

2012	969	-

Beyond	1,992

Total	$21,876	$1,402

Less amount representing interest		(98)

Present value of minimum lease payments (1)		$1,304

(1)	Included in Accrued liabilities in the accompanying consolidated balance sheet as of December 28, 2007.

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

INDEMNIFICATION AND PRODUCT WARRANTY  |  We indemnify certain customers, distributors, suppliers, and subcontractors for attorneys’ fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secret, trademarks, or copyrights. In general, there are limits on, and exceptions to, our potential liability for indemnification relating to intellectual property infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our products, for varying lengths of time, against defects in materials, workmanship and non-conformance to our specifications. We provide for known product issues if a loss is probable and can be reasonably estimated. To date, such claims have not been significant. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales. We will also reduce our warranty liability when our actual settled claims are less than we originally estimated.

The following table summarizes the activity related to our product warranty liability for 2007 and 2006:

(In thousands)	2007	2006
Balance at beginning of period	$1,115	$1,453

(Reduction)/addition to estimated reserve	(874)	1,320

Payments	(223)	(1,658)

Balance at end of period (1)	$18	$1,115

(1)	Included in Accrued liabilities in the accompanying consolidated balance sheet as of December 28, 2007.

Note 7:    Stockholders’ Equity

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 28, 2007, our board of directors has authorized 183 million shares for repurchase and we have repurchased a total of 151.7 million shares of our common stock for an aggregate cost of $3.2 billion. All shares were retired upon acquisition. On December 28, 2007, 31.3 million shares remained authorized for repurchase under our stock repurchase program.

Common stock repurchase activities for 2007, 2006, and 2005 were as follows:

(In millions, except per share amounts)	2007	2006	2005
Shares repurchased	58	7.1	19.9

Cost of shares repurchased	$1,226.3	$140.4	$369.9

Average price per share	$21.16	$19.89	$18.59

Note 8:    Stock-Based Compensation

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) before their expiration and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. Prior to 2006, we granted only stock options under the 2005 Plan. To date, awards granted under the 2005 Plan consist of stock options and RSUs. The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years.

As of December 28, 2007, the 2005 Plan had a total of 23.2 million shares reserved for future issuance, of which 13.0 million shares were available for future grants.

A summary of shares available for grant under our 2005 Plan is as follows:

(In thousands)	Shares Available For Grant

Balance, December 29, 2006	17,932

Stock option grants	(1,312)

Stock options cancelled (including forfeited and expired shares) (1)	2,209

RSUs granted (2)	(6,987)

RSUs forfeited (2)	1,111

Balance, December 28, 2007	12,953

(1)	Includes 1.7 million shares that were granted under the 1996 Plan and 1998 Plan that were outstanding on the effective date of the 2005 Plan, and were cancelled during the year ended December 28, 2007. Upon cancellation, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.

(2)	During the year ended December 28, 2007, we granted 3.1 million RSUs, and 0.5 million were forfeited during the year. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each RSU granted reduces the number of shares available for grant by 2.25 shares and each RSU forfeited increases shares available for grant by 2.25 shares.

A summary of our RSUs activity for the years ended December 28, 2007 and December 29, 2006, and information regarding RSUs outstanding and expected to vest as of December 28, 2007 is as follows:

(In thousands, except terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	-	$-

Grants	2,922	18.26

Vested	-	-

Cancelled/Forfeited	(171)	18.64

Outstanding, December 29, 2006	2,751	18.24

Grants	3,105	22.07

Vested	(663)	18.27

Cancelled/Forfeited	(494)	19.59

Outstanding, December 28, 2007	4,699	$20.49	2.9	$90,745

Vested and expected to vest, December 28, 2007	3,946	$20.46	3.0	$76,199

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on December 28, 2007, multiplied by the number of RSUs outstanding or expected to vest as of December 28, 2007.

A summary of stock option activity for the three years ended December 28, 2007 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 28, 2007 is as follows:

(In thousands, except price per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2004	62,367	$18.69

Grants	10,503	20.21

Exercises	(4,604)	9.32

Cancelled/Expired/Forfeited	(4,493)	22.67

Outstanding, December 30, 2005	63,773	19.33

Grants	1,994	19.30

Exercises	(6,677)	9.64

Cancelled/Expired/Forfeited	(4,457)	22.78

Outstanding, December 29, 2006	54,633	20.24

Grants	1,312	20.99

Exercises	(10,187)	15.01

Cancelled/Expired/Forfeited	(2,209)	23.41

Outstanding, December 28, 2007	43,549	21.33	5.0	$39,740

Exercisable, December 28, 2007	38,213	21.47	4.6	$39,037

Vested and expected to vest, December 28, 2007	43,084	$21.34	5.0	$39,652

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on December 28, 2007, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 28, 2007.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at December 28, 2007 (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Exercise Price Per Share	Number Exercisable at December 28, 2007 (in thousands)	Weighted-Average Exercise Price Per Share
$ 0.01 – $13.91	5,390	3.86	$12.52	5,390	$12.52

$14.04 – $20.62	10,465	7.07	19.58	6,580	19.49

$20.64 – $22.49	10,048	4.79	21.64	9,118	21.68

$22.54 – $23.47	11,175	4.74	23.34	10,914	23.35

$23.49 – $61.56	6,471	3.33	27.53	6,211	27.69

	43,549	4.99	$21.33	38,213	$21.47

As of December 30, 2006, 44.1 million non-qualified stock option shares were exercisable with an average exercise price of $20.15. As of December 30, 2005, 42.9 million non-qualified stock option shares were exercisable with an average exercise price of $18.82.

For the years ended, 2007, 2006 and 2005, 10.2 million, 6.7 million and 4.6 million in non-qualified stock option shares were exercised, respectively. The aggregate intrinsic value of stock options exercised for the years ended 2007, 2006 and 2005 was $80.9 million, $69.6 million and $52.7 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan, and the vesting of RSUs was $12.9 million for the year ended December 28, 2007, compared with $16.9 million for the year ended December 29, 2006 and $18.7 million for the year ended December 30, 2005.

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

On May 8, 2007, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 20.7 million to 21.7 million shares. As of December 28, 2007, 2.5 million shares were available for future issuance under the ESPP. Sales under the ESPP were 1.2 million shares of common stock at an average price of $15.10 per share for the year ended December 28, 2007, 1.2 million shares of common stock at an average price of $14.17 per share for the year ended December 29, 2006, and 1.0 million shares of common stock at an average price of $15.43 per share for the year ended December 30, 2005.

Valuation and Expense Information Under SFAS 123(R)

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

	Years Ended
(In thousands, except per share amounts)	December 28, 2007	December 29, 2006
Cost of sales	$1,310	$1,868

Research and development	20,406	28,566

Selling, general, and administrative	28,487	37,690

Pre-tax stock-based compensation expense	50,203	68,124

Less: income tax benefit	(14,932)	(20,123)

Net stock-based compensation expense	$35,271	$48,001

At December 28, 2007, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $95.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Under the modified prospective recognition method, prior period financial statements are not restated. Prior to the adoption of SFAS 123(R), as required by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, we disclosed the following pro forma information to illustrate the effect on our net income and net income per share if we had recorded stock-based compensation expense for the year ended 2005 under SFAS 123:

(In thousands, except per share amounts)	Year Ended December 30, 2005
Reported net income	$278,829

Add: Stock-based employee compensation expense included in reported net income, net of tax	191

Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(75,091)

Pro forma net income	$203,929

Pro forma net income per share:

Basic	$0.55

Diluted	$0.54

Reported net income per share:

Basic	$0.75

Diluted	$0.74

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

On April 30, 2007, we granted RSUs to executive officers that are contingent on the company achieving net income from continuing operations as a percentage of revenue of 18% or greater in 2007. As this performance goal was achieved in 2007, the RSUs will vest in four equal amounts on or about the anniversary of the grant date, subject to the individual’s continued employment with the company. The expected cost of the grant is reflected over the service period, and is reduced for estimated forfeitures.

The weighted average assumptions used to estimate the fair value of RSUs granted during the years ended 2007 and 2006 were as follows:

	Years Ended
	December 28, 2007	December 29, 2006

RSUs:

Risk-free interest rate	4.7%	-

Dividend yield	0.4%	-

Weighted-average estimated fair value	$21.84	$18.26

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP share. The assumptions used to estimate the fair value of stock options and ESPP shares granted during the years ended 2007, 2006, and 2005 were as follows:

	Years Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Stock options:
Expected term (in years)	5.0	4.7	4.0
Expected stock price volatility	36.8%	42.1%	46.8%
Risk-free interest rate	4.7%	4.6%	3.6%
Dividend yield	0.3%	-	-

Weighted-average estimated fair value	$8.14	$8.11	$8.05

ESPP shares:
Expected term (in years)	0.8	0.7	0.9
Expected stock price volatility	35.5%	33.2%	35.6%
Risk-free interest rate	4.0%	5.0%	3.7%

Dividend yield	0.8%	-	-

Weighted-average estimated fair value	$5.32	$4.87	$5.49

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

IRC Section 409A Affected Options

On July 24, 2007, the company filed with the SEC a Tender Offer Statement on Schedule TO (the “Offer”). The company offered certain optionees the opportunity to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service. The Offer expired on August 31, 2007. Pursuant to the terms of the Offer, the company has accepted for amendment certain options to purchase approximately 62,000 shares of its common stock. There was no charge to operations related to the Offer.

Note 9:    Income Taxes

The provision for income taxes consists of:

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Current tax provision:
United States (“U.S.”)	$43,670	$43,130	$67,634
State	5,617	(3,844)	5,122
Foreign	12,685	8,171	(16,864)

Total current tax provision	61,972	47,457	55,892

Deferred taxes:
U.S.	(10,095)	(15,917)	(4,078)
State	(4,876)	4,530	(1,647)
Foreign	604	364	28,040

Total deferred tax (benefit) provision	(14,367)	(11,023)	22,315

Total provision for income taxes	$47,605	$36,434	$78,207

Deferred income tax assets were as follows:

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006
Deferred income on sales to distributors	$29,568	$36,242

Acquisition costs	12,316	14,392

Deferred compensation	23,408	27,497

Stock compensation	25,234	19,287

Other accrued expenses and reserves	30,194	17,772

Unutilized tax credits	16,407	4,845

Depreciation	199	3,185

Total deferred tax assets	$137,326	$123,220

As of December 28, 2007, we had $7.1 million and $9.3 million, of U.S. and California research and development tax credit carry forwards, respectively. The U.S. research and development tax credits start to expire as of 2027 and the California credits can be carried forward indefinitely. We also have a U.S. foreign tax credit carryover of $ 0.6 million that will expire in 2018.

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Tax provision at U.S. statutory rates	$118,158	$125,885	$124,963

State taxes, net of federal benefit	8,440	8,992	8,926

Foreign income taxed at different rates	(62,313)	(73,591)	(52,834)

Closure of tax audits	-	(3,972)	(12,600)

Provision related to repatriation under AJCA	-	-	24,600

Tax exempt income	(7,271)	(10,129)	(4,386)

Tax credits	(13,601)	(12,065)	(11,938)

Other, net	4,192	1,314	1,476

Total provision for income taxes	$47,605	$36,434	$78,207

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available including changes in tax regulations, the outcome of relevant court cases, and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our results of operations in future periods.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on December 30, 2006, the first day of fiscal 2007. As a result of the implementation of FIN 48, we recognized approximately a $2.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of retained earnings. We also reclassified $117.0 million from current to non-current income taxes payable as of December 30, 2006.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(In millions)	2007

Balance at December 29, 2006	$141.8

Additions based on tax positions related to the current year	23.0

Additions for tax positions of prior years	5.1

Reductions for tax positions of prior years	(0.2)

Balance at December 28, 2007	$169.7

The reconciliation of the unrecognized gross tax benefit of $169.7 million on the balance sheet is as follows: $13.6 million in the income taxes payable, $152.0 million in income taxes payable, non-current, and $4.1 million as a reduction to deferred tax assets. The total amount of unrecognized tax benefit, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $154.2 million.

We recognized interest and penalties accrued related to unrecognized tax benefits in tax expense. During the years ended December 28, 2007, December 29, 2006, and December 30, 2005, we recognized approximately $6.1 million, $5.8 million, and $4.3 million, respectively, in interest and penalties. We had approximately $28.1 million and $18.3 million for the payment of interest and penalties accrued at December 28, 2007 and December 29, 2006, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal year 2002. The Internal Revenue Service (IRS) is examining our U.S. income tax returns for the fiscal years 2002 through 2004 that is anticipated to be completed by the end of 2008. In addition, we have been notified of an IRS examination of our U.S. income tax returns for fiscal years 2005 and 2006. As of December 28, 2007, the IRS has proposed certain adjustments to our transfer pricing and research credit tax positions. Management is currently evaluating these proposed adjustments and if accepted, we do not anticipate these adjustments would result in a material change to our financial statement position. We anticipate that it is reasonably possible that an additional payment in the range of approximately $12 million to $14 million will be made by the end of 2008. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the State of California. Due to the potential resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next twelve months, but the amount can not be reasonably estimated at this time.

U.S. and foreign components of income before income taxes were:

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
U.S.	$98,337	$64,899	$131,642

Foreign	239,291	294,771	225,394

Income before income taxes	$337,628	$359,670	$357,036

Unremitted earnings of our foreign subsidiaries included in retained earnings in our consolidated balance sheet aggregated to approximately $387.3 million at December 28, 2007. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes.

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

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
North America:

United States	$252,244	$269,179	$234,820

Other	31,113	42,659	40,407

Total North America	283,357	311,838	275,227

Asia Pacific	421,521	348,342	286,114

Europe	306,976	329,440	283,371

Japan	251,694	295,915	279,027

Net sales	$1,263,548	$1,285,535	$1,123,739

Property and equipment, net by country was as follows:

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006
United States	$134,051	$142,822

Malaysia	28,720	26,600

Other	7,079	8,941

Property and equipment, net	$169,850	$178,363

Note 11:    Employee Benefits Plans

Altera offers various retirement benefit plans for U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $4.8 million in 2007, $4.4 million in 2006, and $3.8 million in 2005.

Altera Corporation Savings and Retirement Plan

For employees in the U.S., we have a plan to provide retirement benefits for our eligible employees, known as the Altera Corporation Savings and Retirement Plan (“the 401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 20% of their eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $2,000 per participant per year. After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Altera Corporation Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and our board members to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At December 28, 2007, there were approximately 130 participants in the NQDC Plan who self-direct their investments in the NQDC Plan. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. The NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and obligations was $74.8 million as of December 28, 2007 and $69.4 million as of December 29, 2006.

Investment income or loss earned by the NQDC Plan is recorded within Interest and other, net in our consolidated statements of income. The investment income also represents an increase in the future payout to employees and is treated as current period compensation expense. Income earned by the NQDC Plan does not impact, nor has it ever impacted, our income before income taxes, net income, or cash balances. The following table presents the net investment gains and corresponding compensation expense for the years ended 2007, 2006 and 2005.

	Years Ended
(In thousands)	December 28, 2007	December 29, 2006	December 30, 2005
Cost of sales	$56	$99	$9

Research and development expenses	3,795	2,616	1,117

Selling, general, and administrative expenses	2,848	3,183	1,333

Impact on Interest and other, net	$6,699	$5,898	$2,459

Other Employee Benefit Plans

We sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retire from Altera at or after age 55 if they have at least 10 years of service. Effective January 1, 2005, future participation is also limited to existing employees who were age 40 or older as of January 1, 2005. In addition, we provide a defined benefit retirement plan to our Japan employees. In accordance with the requirement of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans or “SFAS 158” we have recognized the under-funded status of all our benefit plans as a liability as of December 28, 2007 and December 29, 2006.

The changes in the benefit obligations and plan assets for the plan described above were as follows:

(In thousands)	December 28, 2007	December 29, 2006

Change in projected benefit obligation:

Beginning benefit obligation	$8,085	$5,835

Service cost	1,182	827

Interest cost	532	370

Actuarial loss	965	1,125

Benefits paid	(64)	(72)

Ending projected benefit obligation	$10,700	$8,085

(In thousands)	December 28, 2007	December 29, 2006

Change in fair value plan assets:

Beginning fair value of plan assets	$-	$-

Employer contributions	64	72

Benefits paid	(64)	(72)

Ending fair value of plan assets	$-	$-

No plan assets were being held as of December 28, 2007 and December 29, 2006.

The following table summarizes the amounts recognized on the consolidated balance sheets as of December 28, 2007 and December 29, 2006:

(In thousands)	December 28, 2007	December 29, 2006

Deferred income taxes	$908	$548

Accrued liabilities	(148)	(722)

Other non-current liabilities	(10,552)	(7,363)

Accumulated other comprehensive income	1,465	914

Amount recognized	$(8,327)	$(6,623)

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes, as of December 28, 2007 and December 29, 2006:

(In thousands)	December 28, 2007	December 29, 2006

Net actuarial loss	$1,465	$914

Weighted-average actuarial assumptions used to determine benefit obligations and plan assets for the plan were as follows:

(In thousands)	December 28, 2007	December 29, 2006

Discount rate	4.25%	4.50%

The net periodic benefit cost for the plan included the following components:

(In thousands)	December 28, 2007	December 29, 2006

Service cost	$1,182	$886

Interest cost	532	392

Amortization actuarial loss	55	(12)

Net periodic benefit cost	$1,769	$1,266

In addition, we offer to U.S. and non-U.S employees’ participation in the Service Award Program (“SAP”). The SAP provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which were included in Accrued compensation and related, as well as in Other non-current liabilities, respectively, as of December 28, 2007 and December 29, 2006.

(In thousands)	December 28, 2007	December 29, 2006

Accrued compensation and related	$1,480	$1,337

Other non-current liabilities	5,628	5,249

	$7,108	$6,586

Note 12:    Long-term Credit Facility

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”) that is scheduled to expire August 31, 2012. Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million and the expiration date of the Facility may be extended annually for additional one year periods.

Our total borrowings under the long-term credit facility at December 28, 2007 were $250 million. Borrowings under this Facility bear interest at either a Eurodollar rate (“Libor”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 28, 2007 was Libor plus 0.27% (5.21%). In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.08% as of December 28, 2007. The principal amount of borrowings, together with accrued interest, is due on the maturity date of August 31, 2012. As of December 28, 2007, $500 million is available under this Facility.

The terms of this Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of December 28, 2007.

Note 13:    Restructuring Charges

During the fourth quarter of fiscal 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the Company. The restructuring plan includes elimination of 67 jobs associated with a decision to transfer certain administrative functions to lower cost geographies and consolidation of excess facilities resulting in restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. Our restructuring plan is expected to be complete during 2008. For the year ended December 28, 2007 we incurred total restructuring expenses of $5.2 million, which is comprised of $3.6 million for employee severance costs, $1.3 million of operating lease impairment charges, net of expected sublease income, and $0.3 million of other costs. The restructuring charges are included in our consolidated statement of income as follows:

(In thousands)	Year Ended December 28, 2007

Research and development expenses	$1,767

Selling, general, and administrative expenses	3,472

$5,239

The following table summarizes the significant activity within and component of restructuring obligations as at December 28, 2007:

(In thousands)	Employee severance costs	Operating leases impairments (1)	Other costs	Total

Restructuring reserves	$3,597	$1,282	$360	$5,239

Cash payments	(978)	-	-	(978)

Restructuring obligations as at December 28, 2007	$2,619	$1,282	$360	4,261

	Less:	Non-current portion		$440

		Current (2)		$3,821

(1)	Represents operating lease impairments for lease agreements expiring at various times through fiscal 2011, included in Other non-current liabilities in the accompanying consolidated balance sheet as at December 28, 2007.
(2)	Amount included in Accrued liabilities in the accompanying consolidated balance sheet as at December 28, 2007.

Note 14:    Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There were no material developments in this action since January 30, 2007.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing and for failure to state a claim. A hearing on the motion was held in February 2008, and the motion is currently pending before the court.

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

Note 15:    Subsequent Events

On January 11, 2008, we entered into an agreement for approximately $21.6 million for the construction of a building adjacent to our current facility in Penang, Malaysia. Completion of the building is expected during the first quarter of fiscal 2009.

On January 29, 2008, our board of directors declared a cash dividend of $0.04 per common share payable on March 3, 2008 to stockholders of record on February 11, 2008.

In January 2008 we entered into foreign exchange forward contracts for approximately $25.9 million to purchase Malaysian ringgit.

On February 14, 2008, we completed the sale of approximately 20 acres of land located in Santa Clara County, California. We received net proceeds of approximately $9.4 million from the sale, and will record a gain of approximately $0.1 million.

On February 22, 2008, we borrowed an additional $100 million under our Long-term credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altera Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as of December 31, 2005 and changed the manner in which it accounts for share-based compensation in fiscal 2006.

As discussed in Note 9 to the consolidated financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty for income taxes.

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

PricewaterhouseCoopers LLP

San Jose, California

February 25, 2008

Supplementary Financial Data (unaudited)

Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2007

Net sales	$304,916	$319,682	$315,783	$323,167

Gross margin	200,404	206,589	201,414	207,116

Net income	75,059	80,530	68,957	65,477

Basic net income per share	0.21	0.23	0.20	0.20

Diluted net income per share	0.21	0.22	0.20	0.20

Cash dividends per common share	0.04	-	0.04	0.04
2006

Net sales	$292,830	$334,100	$341,213	$317,392

Gross margin	195,724	220,765	230,686	210,385

Net income	58,693	77,260	87,421	99,862

Basic net income per share	0.16	0.21	0.24	0.28

Diluted net income per share	0.16	0.21	0.24	0.27

Cash dividends per common share	-	-	-	-

(1)	During the fourth quarter of fiscal 2007, we recorded a restructuring charge of $5.2 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2007, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2007. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 28, 2007, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of February 25, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

As previously disclosed in a Form 8-K filed by us on September 5, 2007, the company is a party to a Credit Agreement (the “Credit Agreement”) dated August 31, 2007. The Credit Agreement provides for a $750 million unsecured revolving credit facility (the “Long-term credit facility”) that is scheduled to expire on August 31, 2012.

On February 22, 2008, we borrowed an additional $100 million under our Long-term credit facility bringing the total amount borrowed to $350 million. These funds are intended to be used for the repurchase of shares of our common stock.

On February 22, 2008, Robert W. Reed notified the Board of Directors of Altera Corporation (the “Company”) that he intends to retire and will not seek re-election to the Company’s Board of Directors at the Company’s next annual meeting of stockholders on May 13, 2008. Mr. Reed has confirmed that he has no disagreement with the Company.

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

The current members of the audit committee are Robert W. Reed (Chair), Robert J. Finocchio, Greg Myers, and Susan Wang, each of whom is “independent” as defined by current NASD listing standards.

The board of directors has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers, including our principal financial officer and principal accounting officer. This code of ethics has been posted on our web site. The Internet address for our web site is www.altera.com, and the code of ethics can be found from our main web page by clicking on “Investor Relations” under the “Corporate” heading, then clicking on “Corporate Governance” under the “Investor Overview” heading and choosing “Code of Ethics for Senior Financial Officers.” We will also provide a copy of the code of ethics, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our web site, at the location specified above.

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

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE.

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

February 25, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2008

/s/ TIMOTHY R. MORSE Timothy R. Morse	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2008

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	February 25, 2008

/s/ KEVIN McGARITY Kevin McGarity	Director	February 25, 2008

/s/ GREG MYERS Greg Myers	Director	February 25, 2008

/s/ ROBERT W. REED Robert W. Reed	Director, Vice Chairman of the Board of Directors and Lead Independent Director	February 25, 2008

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 25, 2008

/s/ SUSAN WANG Susan Wang	Director	February 25, 2008

Exhibit Index

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(16)

3.2	By-laws of the Registrant, as currently in effect.(17)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(5)

10.1+	Altera Corporation 1987 Stock Option Plan, and forms of Incentive and Non-statutory Stock Option Agreements, as amended March 22, 1995 and as restated effective May 10, 1995.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended May 8, 2007.(22)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.4+	Altera Corporation 1988 Director Stock Option Plan and form of Outside Director Non-statutory Stock Option Agreement restated effective May 7, 1997.(7)

10.5	LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(1)

10.6	Letter Agreement, dated August 20, 1996, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.7	Letter Agreement, dated May 22, 1997, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.8	Letter Agreement, dated May 22, 1998, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.(13)

10.10+	Form of Deferred Compensation Agreement.(13)

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(2)

10.12*

Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(4)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(18)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006.(23)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(15)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(19)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(12)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(11)

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 9, 2006.(22)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(25)

10.24+	Restricted Stock Purchase Agreement between the Registrant and John Daane.(8)

10.25+	Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

Exhibit Number	Exhibit

10.26+	Severance agreement, entered into on March 13 ,2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant.(28)

10.27+	Letter Agreement, dated July 27, 2001, by and between the Registrant and John Daane.(12)

10.28+	Restricted Stock Purchase Agreement between the Registrant and Jordan Plofsky.(10)

10.29+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(14)

10.30+	Altera Corporation Executive Bonus Plan.(20)

10.31	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(6)

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(21)

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(21)

10.34*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(21)

10.35*	Inventory Advances Arrangement Letter Agreement With Arrow Electronics Incorporated Pursuant to Distribution Agreement, Dated October 15, 2004.(21)

10.36*	Summary of Altera Corporation Non-Employee Director Compensation.(27)

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders. (29)

10.38

Letter of Acceptance of a Construction Contract dated January 11, 2008, by and among Altera Corporation (M) SDN. BHD., B.L. Tay Architect, on behalf of Altera Malaysia, and Nakano Construction SDN. BHD. (30)

#11.1	Computation of Earnings per Share (included in note 3 of our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included on page 71 of this Annual Report on Form 10-K).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1993.

(2)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.

(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54384), filed on January 26, 2001.

(9)	[Reserve]

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-56776), filed on March 9, 2001.

(11)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.

(15)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.

(16)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.

(17)	Incorporated by reference to the Registrant’s report on Form 8-K filed on July 17, 2007.

(18)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.

(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.

(20)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 11, 2008.

(21)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 31, 2004.

(22)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(23)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.

(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.

(26)	[Reserve]

(27)	Incorporated by reference to the Registrant’s report on Form 8-K filed on May 11, 2006.

(28)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 30, 2005.

(29)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.

(30)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 17, 2008.

#	Filed herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.