Form 10-K/A
period 2007-12-28
ALTERA CORP
filed 2008-03-04
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2007

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Altera Corporation (the “Company”) is being filed to correct a typographical error in an Item 9A disclosure. Specifically, we note that the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as of December 28, 2007. Except for the amendment described above, this Amendment No. 1 does not modify or update the disclosure in the Company’s original Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2008.

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

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated February 25, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements.

The information required by this item is included in Item 8 of Part II of the Registrant’s original Annual Report on Form 10-K filed on February 25, 2008.

2.	Financial Statement Schedules.

All schedules have been omitted as they are either not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(16)

3.2	By-laws of the Registrant, as currently in effect.(17)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(5)

10.1+	Altera Corporation 1987 Stock Option Plan, and forms of Incentive and Non-statutory Stock Option Agreements, as amended March 22, 1995 and as restated effective May 10, 1995.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended May 8, 2007.(22)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.4+	Altera Corporation 1988 Director Stock Option Plan and form of Outside Director Non-statutory Stock Option Agreement restated effective May 7, 1997.(7)

10.5	LSI Products Supply Agreement with Sharp Corporation, dated October 1, 1993.(1)

10.6	Letter Agreement, dated August 20, 1996, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.7	Letter Agreement, dated May 22, 1997, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.8	Letter Agreement, dated May 22, 1998, by and between the Registrant and Sharp Corporation, amending the LSI Product Supply Agreement, dated October 1, 1993.(7)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2002.(13)

10.10+	Form of Deferred Compensation Agreement.(13)

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(2)

10.12*	Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(4)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(18)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006.(23)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(15)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(19)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(12)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(11)

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 9, 2006.(22)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(24)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(25)

10.24+	Restricted Stock Purchase Agreement between the Registrant and John Daane.(8)

10.25+	Severance Agreement, dated as of November 30, 2000, by and between John Daane and the Registrant.(9)

10.26+	Severance agreement, entered into on March 13 ,2006 and made effective as of November 30, 2005, by and between John Daane and the Registrant.(28)

10.27+	Letter Agreement, dated July 27, 2001, by and between the Registrant and John Daane.(12)

10.28+	Restricted Stock Purchase Agreement between the Registrant and Jordan Plofsky.(10)

10.29+	Form of Restricted Stock Purchase Agreement between the Registrant and George Papa.(14)

10.30+	Altera Corporation Executive Bonus Plan.(20)

10.31	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(6)

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(21)

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(21)

10.34*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(21)

10.35*	Inventory Advances Arrangement Letter Agreement With Arrow Electronics Incorporated Pursuant to Distribution Agreement, Dated October 15, 2004.(21)

10.36*	Summary of Altera Corporation Non-Employee Director Compensation.(27)

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders. (29)

10.38	Letter of Acceptance of a Construction Contract dated January 11, 2008, by and among Altera Corporation (M) SDN. BHD., B.L. Tay Architect, on behalf of Altera Malaysia, and Nakano Construction SDN. BHD. (30)

#11.1	Computation of Earnings per Share (included in note 3 of our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included on page 71 of this Annual Report on Form 10-K).

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1993.

(2)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 33-61085), as amended, which became effective July 17, 1995.

(4)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-54384), filed on January 26, 2001.

(9)	[Reserve]

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-56776), filed on March 9, 2001.

(11)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.

(12)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-87382), filed on May 1, 2002.

(15)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.

(16)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.

(17)	Incorporated by reference to the Registrant’s report on Form 8-K filed on July 17, 2007.

(18)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.

(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.

(20)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 11, 2008.

(21)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 31, 2004.

(22)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(23)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(24)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.

(25)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.

(26)	[Reserve]

(27)	Incorporated by reference to the Registrant’s report on Form 8-K filed on May 11, 2006.

(28)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 30, 2005.

(29)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.

(30)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 17, 2008.

#	Filed with the Registrant’s original Annual Report on Form 10-K filed on February 25, 2008.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 3, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ * John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2008

/s/ Timothy R. Morse Timothy R. Morse	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2008

/s/ * Robert J. Finocchio, Jr.	Director	March 3, 2008

/s/ * Kevin McGarity	Director	March 3, 2008

/s/ * Greg Myers	Director	March 3, 2008

/s/ * Robert W. Reed	Director, Vice Chairman of the Board of Directors and Lead Independent Director	March 3, 2008

/s/ * John Shoemaker	Director	March 3, 2008

/s/ * Susan Wang	Director	March 3, 2008

* Attorney-in-Fact

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)