Form 10-Q
period 2008-03-28
ALTERA CORP
filed 2008-05-05
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

Number of shares of common stock outstanding at April 25, 2008: 299,792,409

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	March 28, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$905,207	$890,095
Short-term investments	89,425	131,284

Total cash, cash equivalents, and short-term investments	994,632	1,021,379
Accounts receivable, net of allowances for doubtful accounts of $4,155 and $4,087 as of March 28, 2008 and December 28, 2007, respectively	231,370	198,889
Inventories	71,013	74,110
Deferred income taxes	71,478	81,333
Deferred compensation plan assets	67,828	74,768
Other current assets	76,658	83,609

Total current assets	1,512,979	1,534,088
Property and equipment, net	165,558	169,850
Deferred income taxes and other assets, net	71,767	65,980

Total assets	$1,750,304	$1,769,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,625	$41,545
Accrued liabilities	29,897	38,249
Accrued compensation and related	45,365	40,340
Deferred compensation plan obligations	67,828	74,768
Deferred income and allowances on sales to distributors	349,228	280,440
Income taxes payable	18,375	14,316

Total current liabilities	551,318	489,658
Income taxes payable, non-current	159,093	152,010
Long-term credit facility	350,000	250,000
Other non-current liabilities	17,151	16,800

Total liabilities	1,077,562	908,468

Commitments and contingencies (See “Note 7–Commitments and Contingencies”)
Stockholders’ equity:
Common stock:
$.001 par value; 1,000,000 shares authorized; outstanding — 299,220 at March 28, 2008 and 314,019 shares at December 28, 2007	299	314
Capital in excess of par value	236,650	316,330
Retained earnings	437,061	546,130
Accumulated other comprehensive loss	(1,268)	(1,324)

Total stockholders’ equity	672,742	861,450

Total liabilities and stockholders’ equity	$1,750,304	$1,769,918

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 28, 2008	March 30, 2007
Net sales	$336,071	$304,916
Cost of sales	117,250	104,512

Gross margin	218,821	200,404

Operating expenses:
Research and development	58,261	58,455
Selling, general, and administrative	61,037	71,784

Total operating expenses	119,298	130,239

Income from operations	99,523	70,165
Interest and other income, net	4,122	17,212
Interest expense	(3,137)	(99)

Income before income taxes	100,508	87,278
Provision for income taxes	(16,584)	(12,219)

Net income	$83,924	$75,059

Net income per share:
Basic	$0.27	$0.21

Diluted	$0.27	$0.21

Shares used in computing per share amounts:
Basic	307,418	357,594

Diluted	310,010	363,648

Cash dividends per common share	$0.04	$—

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash Flows from Operating Activities:
Net income	$83,924	$75,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,065	7,624
Stock-based compensation	12,260	13,103
Deferred income tax (credit) provision	4,524	(10,288)
Tax (shortfall) benefit from stock-based compensation plans	(509)	7,488
Gross tax benefit from stock-based compensation	(905)	(7,732)
Gain on sale of land	(112)	—
Changes in assets and liabilities:
Accounts receivable, net	(32,482)	(37,188)
Inventories	3,097	(4,679)
Other assets	(2,549)	(8,572)
Accounts payable and other liabilities	(3,674)	(6,271)
Deferred income and allowances on sales to distributors	68,788	(17,261)
Income taxes payable	11,142	15,646
Deferred compensation plan obligation	(1,912)	2,672

Net cash provided by operating activities	149,657	29,601

Cash Flows from Investing Activites:
Purchases of property and equipment	(3,714)	(13,890)
Purchases of available-for-sale investments	—	(96,379)
Proceeds from the maturities and sales of available-for-sale investments	41,929	194,134
Proceeds from sale of land	9,063	—
Proceeds from sale (purchase) of trading securities, net	1,912	(2,672)

Net cash provided by investing activities	49,190	81,193

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under various stock plans	3,154	29,934
Repurchases of common stock	(275,255)	(145,376)
Gross tax benefit from stock-based compensation	905	7,732
Payment of cash dividend	(12,338)	—
Proceeds from long-term credit facility	100,000	—
Increase in book overdrafts	16	—
Payments on capital lease obligations	(217)	(197)

Net cash used for financing activities	(183,735)	(107,907)

Net increase in cash and cash equivalents	15,112	2,887
Cash and cash equivalents at beginning of period	890,095	738,412

Cash and cash equivalents at end of period	$905,207	$741,299

Cash paid during the period for:
Income taxes paid	$1,468	$85
Interest paid	$4,042	$37
Non-cash transactions:
Dividends declared but not paid	$—	$14,200

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 28, 2007 condensed consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K, but does not include all disclosures required by GAAP. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and material effects on our consolidated operating results and financial position may result.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 28, 2007 included in our Annual Report on Form 10-K, as filed on February 25, 2008 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 28, 2008 are not necessarily indicative of the results to be expected for any future period.

Significant Accounting Policies

Derivative Financial Instruments

We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings.

We have entered into forward foreign exchange contracts where the counterparty is a bank. These contracts are intended to reduce our exposure to foreign currency rate changes related to the building construction cost for our new facility in Penang, Malaysia. We do not enter into foreign exchange transactions for trading or speculative purposes. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS 133; therefore, they are marked-to-market each period with the change in fair value recognized in our consolidated statement of income in Interest and other income, net, and classified as either Other current assets or Accrued liabilities in our condensed consolidated balance sheets.

As of March 28, 2008, we had three outstanding forward contracts with a total notional value of $26.0 million to purchase Malaysian Ringgit. The fair value of the assets associated with these forward contracts recorded in our condensed consolidated financial statements was $0.1 million. The forward contracts outstanding as of March 28, 2008 are for terms ranging from 35 to 250 days.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated balance sheet, statement of income and statement of cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report the unrealized gains and losses on items for which the fair value option has been elected in its earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 was effective in our first quarter of fiscal 2008. Currently, we have not elected to adopt the fair value option, under SFAS 159, for any of our eligible items.

We have reclassified all cash flows, related to our trading securities, from operating to investing activities in the accompanying statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS 159. The cash flows from the trading securities of $2.7 million were reclassified from operating activities to investing activities for the three months ended March 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheet, statement of income or cash flows. See Note 13 – Fair Value of Financial Instruments.

Note 2 – Balance Sheet Details

Inventories

Inventories at March 28, 2008 and December 28, 2007 were comprised of the following:

(in thousands)	March 28, 2008	December 28, 2007
Raw materials and work in process	$44,497	$45,826
Finished goods	26,516	28,284

Total inventories	$71,013	$74,110

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the “Deferred income and allowances on sales to distributors” line-item on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We true-up the advanced amounts at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $110.4 million at March 28, 2008 and $118.7 million at December 28, 2007.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $58.7 million at March 28, 2008 and $54.8 million at December 28, 2007. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Property and Equipment

Property and equipment at March 28, 2008, and December 28, 2007 were comprised of the following:

(in thousands)	March 28, 2008	December 28, 2007
Land and land rights	$23,108	$23,108
Buildings	125,377	127,331
Equipment and software	244,824	244,380
Office furniture and fixtures	21,828	21,805
Leasehold improvements	7,432	7,380

Property and equipment, at cost	422,569	424,004
Accumulated depreciation and amortization	(257,011)	(254,154)

Property and equipment, net	$165,558	$169,850

We have entered into arrangements which are recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $3.1 million (net of accumulated amortization of $10.1 million) as of March 28, 2008 and totaled $4.1 million (net of accumulated amortization of $9.1 million) as of December 28, 2007.

Depreciation expense was $8.0 million and $7.5 million for the three months ended March 28, 2008 and March 30, 2007 respectively.

In the fourth quarter of 2007, we reclassified 20 acres of land located in Santa Clara County, California, that we originally bought for future expansion ($8.9 million) from property and equipment to other current assets (held for sale). On February 14, 2008, we completed the sale of the land for net proceeds of approximately $9.1 million.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007
Net income	$83,924	$75,059
Change in unrealized losses on investments	71	457
Income tax benefit on unrealized losses on investments	(26)	(171)
Amortization of accumulated unamortized gain/loss on retiree medical plan, net	13	—

Comprehensive income	$83,982	$75,345

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain/loss on investments, net of tax, and unamortized balance of gain/loss on our retiree medical plan, net of tax.

Note 4 – Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

In applying the treasury stock method, we excluded 33.7 million stock option shares for the three months ended March 28, 2008 and 29.6 million stock option shares for the three months ended March 30, 2007 because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of March 28, 2008 were in-the-money and were included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2008	March 30, 2007
Basic:
Net income	$83,924	$75,059

Basic weighted shares outstanding	307,418	357,594

Net income per share	$0.27	$0.21

Diluted:
Net income	$83,924	$75,059

Weighted shares outstanding	307,418	357,594
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	2,592	6,054

Diluted weighted shares outstanding	310,010	363,648

Net income per share	$0.27	$0.21

Note 5 – Deferred Income Taxes and Other Assets, Net

Deferred income taxes and other assets, net, at March 28, 2008 and December 28, 2007 were comprised of the following:

(in thousands)	March 28, 2008	December 28, 2007
Deferred income taxes non-current	$61,290	$55,993
Intangible assets, net	325	384
Deposits non-current	10,152	9,603

Deferred income taxes and other assets, net	$71,767	$65,980

We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was $0.1 million for the three months ended March 28, 2008 and $0.1 million for the three months ended March 30, 2007.

Note 6 – Long-term Credit Facility

In August 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”) that is scheduled to expire in August 2012. Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million and the expiration date of the Facility may be extended annually for additional one year periods.

Our total borrowings under the Facility at March 28, 2008 were $350 million. Borrowings under this Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of March 28, 2008 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of March 28, 2008. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of March 28, 2008, $400 million is available under this Facility.

The terms of this Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of March 28, 2008 we were in compliance with all the covenants.

Note 7 – Commitments and Contingencies

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

We generally warrant our devices for one year, against defects in materials, workmanship and non-conformance to our specifications. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated but unidentified issues based on historical activity. If there is a material increase in customer claims compared with our historical experience or if the costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.

The following table summarizes the activity related to our product warranty liability for the three months ended March 28, 2008 and March 30, 2007, which is included in Accrued liabilities in our condensed consolidated balance sheets.

(in thousands)	March 28, 2008	March 30, 2007
Balance at beginning of period	$18	$1,115
Addition (reduction) in estimated reserve	935	(877)
Payments	—	(38)

Balance at end of period	$953	$200

Note 8 – Common Stock Repurchases

Share repurchase activities for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 28, 2008	March 30, 2007
Shares repurchased	15,489	7,167
Cost of shares repurchased	$275,255	$145,376
Average price per share	$17.77	$20.29

Since the inception of our common stock repurchase program in 1996 through March 28, 2008, we have repurchased a total of 167 million shares of our common stock for an aggregate cost of $3.5 billion. All shares were retired upon acquisition. As of March 28, 2008, 15.8 million shares remained authorized for repurchase under our common stock repurchase program.

Note 9 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, we have granted both options and RSUs under the 2005 Plan.

The majority of awards of stock options and RSUs granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of March 28, 2008, the 2005 Plan had a total of 23.6 million shares reserved for future issuance, of which 13.2 million shares were available for future grants.

A summary of our RSU activity for the three months ended March 28, 2008 and information regarding RSUs outstanding and expected to vest as of March 28, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	4,699	$20.49
Grants	960	18.72
Vested	(551)	19.69
Cancelled/Forfeited	(137)	20.72

Outstanding, March 28, 2008	4,971	$20.35	3.0	$89,931

Outstanding and expected to vest, March 28, 2008	4,129	$20.34	3.0	$74,686

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 28, 2008, multiplied by the number of RSUs outstanding or expected to vest as of March 28, 2008.

A summary of stock option activity for the three months ended March 28, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 28, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	43,549	$21.33
Grants	172	18.72
Exercises	(323)	10.41
Cancelled/Expired/Forfeited	(2,170)	22.95

Outstanding, March 28, 2008	41,228	$21.32	4.8	$28,886

Exercisable, March 28, 2008	36,988	$21.44	4.5	$28,720

Vested and expected to vest, March 28, 2008	40,855	$21.33	4.8	$28,868

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on March 28, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 28, 2008.

For the three months ended March 28, 2008, 0.3 million non-qualified stock option shares were exercised. The intrinsic value of the stock options exercised during the three months ended March 28, 2008 was $2.6 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

We realize net tax (shortfall) benefit from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs. Net tax (shortfall) benefit from such stock related activities was ($0.5) million and $7.5 million for the three months ended March 28, 2008 and March 30, 2007, respectively.

As of March 28, 2008, 2.5 million shares were available for future issuance under the ESPP.

Valuation and Expense Information Under SFAS 123(R)

We recognized the following stock-based compensation expense for the three months ended March 28, 2008 and March 30, 2007:

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007
Cost of sales	$402	$333
Research and development	5,362	5,513
Selling, general, and administrative	6,496	7,257

Pre-tax stock-based compensation expense	12,260	13,103
Less: income tax benefit	(3,281)	(3,669)

Net stock-based compensation expense	$8,979	$9,434

As at March 28, 2008, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $99.0 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years. No stock based compensation was capitalized during the three months ended March 28, 2008.

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted during the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007
Stock options:
Expected term (in years)	5.0	5.0
Expected stock price volatility	35.6%	36.7%
Risk-free interest rate	2.8%	4.9%
Dividend yield	0.9%	0.8%
Weighted-average estimated fair value	$6.18	$8.10

There were no shares sold to employees under the ESPP during the three months ended March 28, 2008 or March 30, 2007.

Note 10 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 28, 2008 was 16.5%, compared with 14% for the three months ended March 30, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal Research and Development Credit.

We maintain reserves for uncertain tax benefits within our income taxes payable account. These reserves involve considerable judgment and estimation and are monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our condensed consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our consolidated results of operations in future periods.

As of March 28, 2008, we had $175.1 million of unrecognized tax benefits of which $13.6 million is expected to be settled in the next 12 months. On December 28, 2007, we had $169.7 million of unrecognized tax benefits of which $13.6 million is expected to be settled in the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On December 28, 2007, we had approximately $28.1 million accrued for the payment of interest and penalties. As of March 28, 2008, we had approximately $33.0 million accrued for the payment of interest and penalties related to uncertain tax positions.

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

Note 11 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. At March 28, 2008, there were approximately 124 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On March 28, 2008, NQDC Plan assets and obligations were $67.8 million. On December 28, 2007, NQDC Plan assets and obligations were $74.8 million.

Investment income (loss) earned by the NQDC Plan is recorded within Interest and other income, net, in our consolidated statements of income. The investment income (loss) also represents an increase (decrease) in the future payout to employees and is treated as current period compensation expense. Income (loss) earned by the NQDC Plan does not impact, nor has it ever impacted, our income before income taxes, net income, or cash balances. The following table presents the net investment gains (loss) and corresponding compensation expense at March 28, 2008, and March 30, 2007.

	Three Months Ended
(In thousands)	March 28, 2008	March 30, 2007
Impact on Operating income
Cost of sales	$(59)	$18
Research and development expenses	(2,876)	571
Selling, general, and administrative expenses	(2,094)	568
Impact on Interest and other, net	$5,029	$(1,157)

Impact on Income before income taxes	$—	$—

Note 12 – Restructuring Charges

During the fourth quarter of fiscal 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan includes elimination of 67 jobs and consolidation of excess facilities resulting in restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. Our restructuring plan is expected to be complete during 2008.

The following table summarizes the significant activity within, and components of, our restructuring obligations as at March 28, 2008:

(In thousands)	Employee severance costs	Operating leases impairments(1)	Other costs	Total
Balance of restructuring obligations at December 28, 2007	$2,619	$1,282	$360	$4,261
Cash payments	(1,959)	(157)	(188)	(2,304)

Restructuring obligations as at March 28, 2008	$660	$1,125	$172	$1,957

		Less: Non current portion		$440

		Current (2)		$1,517

(1)	Represents operating lease impairments for lease agreements expiring at various times through fiscal 2011. Included in Other non-current liabilities in the accompanying condensed consolidated balance sheet as of March 28, 2008.

(2)	Included in Accrued liabilities in the accompanying condensed consolidated balance sheet as of March 28, 2008.

Note 13 – Fair Value of Financial Instruments

We adopted SFAS 157 effective December 29, 2007 for financial assets and liabilities measured on a recurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, which consist of our marketable securities and foreign currency contracts.

The following table summarizes the valuation of our short-term investments and the financial instruments which were determined by using the following inputs at March 28, 2008:

		Fair Value Measurements at Reporting Date Using
($ in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Fixed income available-for-sale securities	$967,732	$878,307	(1)	$89,425	(2)
Trading securities held in deferred compensation plan assets	64,972	61,374		3,598
Forward foreign currency exchange contracts	117	—		117

Total	$1,032,821	$939,681		$93,140

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of March 28, 2008.

(2)	Included in Short-term investments in the accompanying condensed consolidated balance sheet as of March 28, 2008.

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities, exchange traded stocks and open-end mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial and investment banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

Note 14 – Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There have been no material developments in this action since January 30, 2007.

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

Note 15 – Subsequent Events

On April 15, 2008, our board of directors declared a quarterly cash dividend of $0.05 per common share which is payable on June 2, 2007 to shareholders of record on May 12, 2008.

On April 17, 2008, we borrowed an additional $150 million under our long-term credit facility.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial conditions. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2007.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Stratix III, Cyclone® II, Cyclone III, MAX® II, HardCopy and Hardcopy II devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices;

•

Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of the company’s products. The product categories’ compositions are adjusted approximately every two to three years. New Products are primarily comprised of the company’s most advanced products. Customers select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products which are generally no longer design-win vehicles.

Demand is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Sales were $336.1 million during the three months ended March 28, 2008, compared to $304.9 million for the three months ended March 30, 2007, representing a 10% increase in sales year-over-year. The year-over-year increase in sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Cyclone II, and Max II families.

Sales in the first quarter of 2008 were driven by four primary business dynamics:

•	Strong double-digit growth in New Products, partially offset by declines in the Mainstream and Mature Product categories;

•	PLD expansion into new applications across all four major market segments, enabled by advances in technology and performance;

•	Increasing programmable content in electronic systems and displacement of alternative products; and

•	Rising demand in emerging markets

In the first quarter of 2008, all four of our major market segments advanced versus the comparable quarter in 2007, primarily as result of strong traction in ASIC and ASSP replacement. Additionally, prior year sales were lower due to wide-spread customer inventory reduction programs.

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
New	40%	25%	37%	77%	14%
Mainstream	27%	32%	27%	-8%	2%
Mature and Other	33%	43%	36%	-15%	-5%

Total Sales	100%	100%	100%	10%	4%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
Communications	41%	39%	41%	14%	4%
Industrial	35%	37%	34%	5%	8%
Consumer	15%	15%	16%	14%	-2%
Computer and Storage	9%	9%	9%	12%	0%

Total Sales	100%	100%	100%	10%	4%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, APEX, FLEX, and ACEX series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Our sales of FPGAs and CPLDs, and Other Products as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
FPGA	72%	72%	71%	12%	6%
CPLD	19%	19%	19%	10%	6%
Other Products	9%	9%	10%	0%	-11%

Total Sales	100%	100%	100%	10%	4%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users. Sales by geography, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
North America	23%	22%	24%	15%	0%

Asia Pacific	32%	33%	34%	8%	-2%
Europe	23%	25%	23%	1%	8%
Japan	22%	20%	19%	19%	15%

Total International	77%	78%	76%	9%	5%

Total Sales	100%	100%	100%	10%	4%

Gross Margin

	Three Months Ended
	March 28, 2008	March 30, 2007	Dec. 28, 2007
Gross Margin Percentage	65.1%	65.7%	64.1%

Gross margin percentages declined by 0.6 points to 65.1% for the three months ended March 28, 2008 compared to the same period in the prior year primarily as a result of market segment mix. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company is targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords the company the right mix of growth opportunities across all served markets.

Stock-based compensation expense recognized during the three months ended March 28, 2008 and March 30, 2007 had an immaterial impact on our gross margin.

Research and Development

	Three Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
Research and Development	$58.3	$58.5	$72.7	0%	-20%
Percentage of Net Sales	17%	19%	23%

Research and development expenses include expenditures for labor and benefits, stock-based compensation expense, masks, prototype wafers, depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores. Also included in research and development expenses is the mark-to-market impact of the Altera Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which consisted of a $2.9 million expense recovery for the three months ended March 28, 2008, as compared to a $0.6 million expense for the same period in 2007. This mark-to-market impact of the NQDC Plan is completely offset in Interest and other income, net.

Research and development expenses for the three months ended March 28, 2008 remained flat compared to the same period a year ago primarily due to an increase in labor and benefit costs, which were mostly offset by the mark-to-market impact of the NQDC Plan noted above. For the three months ended March 28, 2008, benefit costs increased by $2.6 million as a result of higher performance-related incentives, and spending on labor increased by $0.6 million, due to an increase in headcount, as compared to the same period in the prior year.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of our Stratix III and Cyclone III families, as well as our Quartus ® II software, our library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
Selling, General, and Administrative	$61.0	$71.8	$69.3	-15%	-12%
Percentage of Net Sales	18%	24%	21%

Selling, general, and administrative expenses primarily include labor and benefit expenses related to sales, marketing, and administrative personnel as well as stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in selling, general, and administrative expenses is the mark-to-market impact of our NQDC Plan, which consisted of a $2.1 million expense recovery for the three months ended March 28, 2008, as compared to a $0.6 million expense for the same period in 2007. This mark-to-market impact of the NQDC Plan is completely offset in Interest and other income, net.

Selling, general, and administrative expenses decreased 15% for the three months ended March 28, 2008 compared to the same period a year ago. The decrease was primarily due to our ongoing efforts to increase efficiency and reduce costs by reducing headcount, consulting services and stock-based compensation expense. Labor and employee-related costs decreased by $3.6 million due to reduction in headcount. Consulting costs decreased by $1.8 million primarily due to the absence of costs related to the implementation of our ERP software in 2007. Stock-based compensation expense decreased by $0.8 million to $6.5 million for the three months ended March 28, 2008 as compared to the same period in the prior year.

Interest and Other Income

	Three Months Ended
(Dollars in millions)	March 28, 2008	March 30, 2007	Dec. 28, 2007	Year- Over-Year Change	Sequential Change
Interest and other income, net	$4.1	$17.2	$12.8
Interest expense	(3.1)	(0.1)	(1.4)

Total other income	$1.0	$17.1	$11.4	-94%	-91%

Percentage of Net Sales	0%	6%	4%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. The year-over-year decrease in interest and other income, net, for the three months ended March 28, 2008 was driven primarily by a decrease in interest income of $6.7 million as a result of lower cash and investment balances and the mark-to-market impact of our NQDC Plan, which consisted of a $5.0 million loss in 2008 compared to a $1.2 million gain for the same period in the prior year.

Interest expense for the three months ended March 28, 2008 increased compared to the same period last year as a result of our long term credit facility usage.

Provision for Income Taxes

Our effective tax rate for the three months ended March 28, 2008 was 16.5%, compared with 14% for the three months ended March 30, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal Research and Development Credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

As of March 28, 2008, we had a liability under FIN 48 for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $175.1 million, of which $13.6 million is expected to be paid in the next 12 months. For the remaining liability, the company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	March 28, 2008	December 28, 2007
Cash and cash equivalents	$905,207	$890,095
Short-term investments	89,425	131,284

Total cash, cash equivalents, and investments	$994,632	$1,021,379

	Three Months Ended
(in thousands)	March 28, 2008	March 30, 2007
Net cash provided by operating activities	$149,657	$29,601
Net cash provided by investing activities	49,190	81,193
Net cash used for financing activities	(183,735)	(107,907)

Net increase in cash and cash equivalents	$15,112	$2,887

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

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility. As of March 28, 2008, we have borrowed $350 million using this credit facility. We classified the credit facility as long term as of March 28, 2008. The interest rate as of March 28, 2008 was LIBOR plus 0.35%. The terms of this credit facility require compliance with certain financial and non-financial covenants. The financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of March 28, 2008 we were in compliance with all the covenants.

During the three months ended March 28, 2008, we spent $275.3 million to repurchase shares of our common stock, compared to $145.4 million for the three months ended March 30, 2007. We spent $3.7 million on capital expenditures during the three months ended March 28, 2008, compared to $13.9 million in the three months ended March 30, 2007. Capital expenditures declined due to the installation in 2007 of our enterprise resource planning (“ERP”) system. We plan to spend approximately $22.0 million for the construction of a building adjacent to our current facility in Penang, Malaysia. Completion of the building is expected during the first quarter of fiscal 2009.

We also plan to use a portion of our available capital to repurchase shares of our common stock.

During the three months ended March 28, 2008, we paid out cash dividends of $12.3 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

Cash Flows

Our positive cash flows from operating activities for the three months ended March 28, 2008 were primarily attributable to net income of $83.9 million, adjusted for non-cash items including stock-based compensation expense of $12.3 million, depreciation and amortization of $8.1 million, and cash inflows of $42.4 million primarily from changes in our working capital, excluding cash. Non-cash working capital changes primarily included a $68.8 million increase in deferred income and allowances on sales to distributors, an $11.1 million increase in income tax payable and a $3.1 million decrease in inventory. These cash flow inflows were partially offset by a $32.5 million increase in accounts receivable, as a result of increased shipments into the channel partially offset by an improvement in the collection activity, a $3.7 million decrease in accounts payable and accrued liabilities, and a $2.5 million increase in other assets.

Cash provided by investing activities for the three months ended March 28, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $41.9 million and sale of land for $9.1 million, partially offset by purchases of property and equipment of $3.7 million.

Cash used for financing activities for the three months ended March 28, 2008 primarily consisted of repurchases of our common stock of $275.3 million and a cash dividend payment of $12.3 million, partially offset by proceeds of our long-term credit facility of $100.0 million and $3.2 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 28, 2008, we had approximately $123.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no material changes to our operating lease obligations since our 2007 fiscal year end. The balance of our capital lease obligations included in accrued and other non-current liabilities was $1.1 million as of March 28, 2008 and $1.3 million as of December 28, 2007. Amortization expense related to assets acquired under capital leases was $1.0 million for the three months ended March 28, 2008.

In addition to these lease and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our consolidated financial condition or results of operations.

As at March 28, 2008 we had a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet totaling $175.1 million of which $13.6 million is expected to be paid in the next 12 months. For the remaining liability, the company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the three months ended March 28, 2008 was immaterial. During the three months ended March 28, 2008, we entered into foreign exchange forward contracts for approximately $26.0 million to purchase Malaysian Ringgit. These contracts are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As at March 28, 2008, all of these forward contracts are open. We do not enter into foreign exchange transactions for trading or speculative purposes.

Common Stock Repurchases

Share repurchase activities for the three months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended
(in thousands,except per share amounts)	March 28, 2008	March 30, 2007
Shares repurchased	15,489	7,167
Cost of shares repurchased	$275,255	$145,376
Average price per share	$17.77	$20.29

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Subsequent Events

On April 15, 2008, our board of directors declared a quarterly cash dividend of $0.05 per common share which is payable on June 2, 2007 to shareholders of record on May 12, 2008.

On April 17, 2008, we borrowed an additional $150 million under our long-term credit facility.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on our consolidated balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated balance sheet, statement of income and statement of cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report the unrealized gains and losses on items for which the fair value option has been elected in its earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 was effective in our first quarter of fiscal 2008. Currently, we have not elected to adopt the fair value option, under SFAS 159, to any of our eligible items.

We have reclassified all cash flows, related to our trading securities, from operating to investing activities in the accompanying statement of cash flows to reflect the nature of the investments in accordance with paragraph 16 of SFAS 159. The cash flows from the trading securities of $2.7 million were reclassified from operating activities to investing activities for the three months ended March 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007 we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheet, statement of income or cash flows. See Note 13 – Fair Value of Financial Instruments.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio and long-term credit facility. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $995 million as of March 28, 2008. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our net income is dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our net income may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility at March 28, 2008 were $350 million. Borrowings under this Facility bear a variable interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of March 28, 2008 was LIBOR plus 0.35%.

Our operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on the Facility in any given period. Due to the variable interest rate on our Facility, the fair value of the Facility would not likely be materially affected by any future changes in the interest rates.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. During the three months ended March 28, 2008, we entered into foreign exchange forward contracts for approximately $26.0 million to purchase Malaysian Ringgits. These contracts are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As at March 28, 2008, all of these forward contracts are open. If foreign currency rates were to fluctuate by 10% from rates at March 28, 2008, our financial position, results of operations and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). There have been no material developments in this action since January 30, 2007.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007, which is incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10K for the year ended December 28, 2007 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the first quarter of 2008, we repurchased shares of our common stock as follows:

Period (in thousands except footnotes and price per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/07 -1/25/08	3,859	$17.92	3,859	27,470
1/26/08 - 2/22/08	4,413	$17.96	4,413	23,057
2/23/08 - 3/28/08	7,217	$17.58	7,217	15,840

	15,489		15,489

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. As of March 28, 2008, the board of directors has authorized, since the inception of the program, a total of 183.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

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