Form 10-Q
period 2008-06-27
ALTERA CORP
filed 2008-08-05
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at July 25, 2008: 300,813,672

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	June 27, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$1,182,344	$890,095
Short-term investments	49,599	131,284

Total cash, cash equivalents, and short-term investments	1,231,943	1,021,379
Accounts receivable, net of allowances for doubtful accounts of $2,857 and $4,087 as of June 27, 2008 and December 28, 2007, respectively	257,239	198,889
Inventories	76,006	74,110
Deferred income taxes	86,926	81,333
Deferred compensation plan assets	68,275	74,768
Other current assets	79,551	83,609

Total current assets	1,799,940	1,534,088
Property and equipment, net	176,997	169,850
Deferred income taxes and other assets, net	68,998	65,980

Total assets	$2,045,935	$1,769,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,459	$41,545
Accrued liabilities	36,906	38,249
Accrued compensation and related	46,567	40,340
Deferred compensation plan obligations	68,275	74,768
Deferred income and allowances on sales to distributors	335,641	280,440
Income taxes payable	26,604	14,316

Total current liabilities	558,452	489,658
Income taxes payable, non-current	162,092	152,010
Long-term credit facility	500,000	250,000
Other non-current liabilities	19,569	16,800

Total liabilities	1,240,113	908,468

Commitments and contingencies (See “Note 7–Commitments and Contingencies”)
Stockholders’ equity:
Common stock:
$.001 par value; 1,000,000 shares authorized; outstanding — 301,518 shares at June 27, 2008 and 314,019 shares at December 28, 2007	302	314
Capital in excess of par value	290,337	316,330
Retained earnings	516,599	546,130
Accumulated other comprehensive loss	(1,416)	(1,324)

Total stockholders’ equity	805,822	861,450

Total liabilities and stockholders’ equity	$2,045,935	$1,769,918

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$359,854	$319,682	$695,925	$624,598
Cost of sales	118,299	113,093	235,549	217,605

Gross margin	241,555	206,589	460,376	406,993

Operating expenses:
Research and development	64,166	63,071	122,427	121,526
Selling, general, and administrative	63,952	67,863	124,989	139,647

Total operating expenses	128,118	130,934	247,416	261,173

Income from operations	113,437	75,655	212,960	145,820
Interest and other income, net	7,814	18,079	11,936	35,291
Interest expense	(3,907)	(94)	(7,044)	(193)

Income before income taxes	117,344	93,640	217,852	180,918
Provision for income taxes	19,362	13,110	35,946	25,329

Net income	$97,982	$80,530	$181,906	$155,589

Net income per share:
Basic	$0.33	$0.23	$0.60	$0.44

Diluted	$0.32	$0.22	$0.59	$0.43

Shares used in computing per share amounts:
Basic	300,535	352,721	304,000	355,157

Diluted	305,868	359,542	307,950	361,595

Cash dividends per common share	$0.05	$0.04	$0.09	$0.04

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash Flows from Operating Activities:
Net income	$181,906	$155,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,220	15,178
Stock-based compensation	24,232	25,746
Deferred income tax benefit	(8,232)	(10,052)
Tax benefit from stock-based compensation	7,517	17,266
Gross tax benefit from stock-based compensation	(4,457)	(17,270)
Gain on sale of land	(112)	—
Changes in assets and liabilities:
Accounts receivable, net	(58,350)	(95,223)
Inventories	(1,896)	4,945
Other assets	(5,460)	(4,309)
Accounts payable and other liabilities	568	(19,988)
Deferred income and allowances on sales to distributors	55,201	(24,279)
Income taxes payable	22,370	19,523
Deferred compensation plan obligations	(1,749)	(2,618)

Net cash provided by operating activities	226,758	64,508

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,094)	(18,903)
Purchases of available-for-sale investments	—	(94,976)
Proceeds from the maturities and sales of available-for-sale investments	81,497	363,315
Proceeds from sale of land	9,063	—
Purchases of trading securities	(1,986)	(3,538)
Proceeds from sale of trading securities	3,735	6,156
Purchases of intangible assets	—	(218)

Net cash provided by investing activities	81,215	251,836

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under various stock plans	34,856	95,579
Repurchases of common stock	(276,680)	(461,601)
Gross tax benefit from stock-based compensation	4,457	17,270
Payments of cash dividend	(27,368)	(14,204)
Proceeds from long-term credit facility	250,000	—
Increase (decrease) in book overdrafts	(320)	161
Payments on capital lease obligations	(669)	(398)

Net cash used for financing activities	(15,724)	(363,193)

Net increase (decrease) in cash and cash equivalents	292,249	(46,849)
Cash and cash equivalents at beginning of period	890,095	738,412

Cash and cash equivalents at end of period	1,182,344	691,563

Cash paid during the period for:
Income taxes paid (refunded), net	$13,965	$(58)
Interest paid	$6,850	$69
Non-cash transactions:
Assets acquired under capital leases	$11,155	$—

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

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Interest expense was presented as a separate line item in our condensed consolidated statements of income (previously reported as a component of interest and other income, net). Cash flows from our trading securities were reclassified from operating to investing activities in our condensed consolidated statements of cash flows and purchases and proceeds from sale were presented separately (previously reported on a net basis) based on our analysis of the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. These reclassifications had no effect on our consolidated operating results or cash flows, as previously reported.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 28, 2007 included in our Annual Report on Form 10-K, as filed on February 25, 2008 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three and six months ended June 27, 2008 are not necessarily indicative of the results to be expected for any future period.

Significant Accounting Policies

Revenue Recognition

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 90% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In almost all cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor at which time our final net sales price is fixed. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ resales are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after we validate the distributors’ resale information, including end customer, device, quantity and price, against the approved distributor price concession, upon the completion of the resale transaction. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of the Deferred income and allowances on sales to distributors balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income by anticipated future price concessions; instead, price concessions are typically recorded against deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer. For the six months ended June 27, 2008 and June 29, 2007, total price concessions earned by distributors were $2.0 billion and $1.5 billion, respectively.

Our distributors have certain return rights, including stock rotation and return of defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return to Altera product valued at up to 5% of Altera’s net billings to the distributor for the six months prior to the stock rotation. Such rights of return expire upon the products being resold by the distributor to end customers. For the six months ended June 27, 2008 and June 29, 2007, returns from distributors totaled $57.9 million and $78.2 million, respectively.

For the components of our Deferred income and allowances on sales to distributors account, see Note 2 – Balance Sheet Details.

Revenue from products sold directly to OEMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues. We record reserves for OEM sales returns and allowances, included in Accounts receivable, net, in the asset section of our accompanying condensed consolidated balance sheets, for any specific known customer returns or allowances.

Impairment of Deferred Cost of Sales

We evaluate whether our deferred cost of sales has been impaired based on expected net cash flow to be received for the deferred item. In assessing the impairment of our deferred cost of sales, we use the guidance provided by Accounting Research Bulletin No. 43, which establishes the lower-of-cost-or-market rule as the guiding principle to be used in assessing whether cost or a lower estimate of realizable value should be used for inventories. Our deferred cost of sales represents the products shipped from Altera to our distributors. We apply our inventory valuation procedures, including potential impairment due to excess or obsolescence, to Altera owned inventory and distributor owned inventory. Realization of the deferred cost occurs because we earn revenue in excess of the amount of costs deferred. We do not typically agree to price discounts with our distributors that would result in us receiving cash in an amount less than the deferred costs of sales. In those rare instances where we have agreed to a price discount below our cost, we write the inventory down to its new cost basis in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. This results in the amount of deferred cost of sales not exceeding its realizable value.

Derivative Financial Instruments

We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not designated as hedges for accounting purposes must be adjusted to fair value through earnings.

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

As of June 27, 2008, we had five outstanding forward contracts with a total notional value of $23.8 million to purchase Malaysian Ringgits. The fair value of the liabilities associated with these forward contracts recorded in our condensed consolidated financial statements was $0.4 million. The forward contracts outstanding as of June 27, 2008 are for terms ranging from 38 to 240 days. The realized loss from the settlement of the forward contracts did not have a significant impact on our consolidated operating results for the three and six months ended June 27, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheets, statements of income or cash flows. See Note 13 – Fair Value of Financial Instruments.

Note 2 – Balance Sheet Details

Inventories

Inventories at June 27, 2008 and December 28, 2007 were comprised of the following:

(in thousands)	June 27, 2008	December 28, 2007
Raw materials and work in process	$45,921	$45,826
Finished goods	30,085	28,284

Total inventories	$76,006	$74,110

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $135.7 million at June 27, 2008 and $118.7 million at December 28, 2007.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $63.3 million at June 27, 2008 and $54.8 million at December 28, 2007. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Deferred income and allowances on sales to distributors

Deferred income and allowances on sales to distributors balance is comprised of the following components:

(in thousands)	June 27, 2008	December 28, 2007
Deferred revenue on shipments to distributors	$511,006	$440,988
Deferred cost of sales on shipments to distributors	(45,051)	(51,201)

Deferred income on shipments to distributors	465,955	389,787
Advances to distributors	(135,676)	(118,662)
Other deferred revenue (1)	5,362	9,315

Total	$335,641	$280,440

(1)	This balance represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for the six months ended June 27, 2008 and June 29, 2007 were as follows:

	Six Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Balance at beginning of period	$280,440	$298,078
Deferred income on shipments to distributors	2,511,158	1,867,978
Net change in advances to distributors	(17,014)	4,067
Price concessions (1)	(1,962,534)	(1,455,543)
Returns	(57,906)	(78,171)
Income recognized on distributor shipments to end customers	(414,550)	(362,519)
Net changes in other deferred revenue	(3,953)	(91)

Balance at end of period	$335,641	$273,799

(1)	Represents 71% and 70% of our list price for the six months ended June 27, 2008 and June 29, 2007, respectively.

Property and Equipment

Property and equipment at June 27, 2008, and December 28, 2007 were comprised of the following:

(in thousands)	June 27, 2008	December 28, 2007
Land and land rights	$23,108	$23,108
Buildings	125,402	127,331
Equipment and software	254,591	244,380
Office furniture and fixtures	21,911	21,805
Leasehold improvements	7,898	7,380

Property and equipment, at cost	432,910	424,004
Accumulated depreciation and amortization	(255,913)	(254,154)

Property and equipment, net	$176,997	$169,850

We have entered into arrangements that are recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $13.2 million (net of accumulated amortization of $11.2 million) as of June 27, 2008 and totaled $4.1 million (net of accumulated amortization of $9.1 million) as of December 28, 2007.

Depreciation expense was $7.1 million and $15.1 million for the three and six months ended June 27, 2008, respectively. Depreciation expense was $7.5 million and $15.0 million for the three and six months ended June 29, 2007, respectively.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net income	$97,982	$80,530	$181,906	$155,589
Change in unrealized losses on investments	(258)	(844)	(187)	(387)
Income tax benefit on unrealized losses on investments	96	316	70	145
Amortization of accumulated unamortized gain/loss on retiree medical plan, net	12	18	25	18

Comprehensive income	$97,832	$80,020	$181,814	$155,365

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated unrealized gain/loss on investments, net of tax, and unamortized balance of gain/loss on our retiree medical plan, net of tax.

Note 4 – Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

In applying the treasury stock method, we excluded 19.4 million and 26.6 million stock option shares for the three and six months ended June 27, 2008, respectively, and 21.8 million and 23.1 million stock option shares for the three and six months ended June 29, 2007, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of June 27, 2008 were in-the-money and were included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Basic:
Net income	$97,982	$80,530	$181,906	$155,589

Basic weighted shares outstanding	300,535	352,721	304,000	355,157

Net income per share	$0.33	$0.23	$0.60	$0.44

Diluted:
Net income	$97,982	$80,530	$181,906	$155,589

Weighted shares outstanding	300,535	352,721	304,000	355,157
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	5,333	6,821	3,950	6,438

Diluted weighted shares outstanding	305,868	359,542	307,950	361,595

Net income per share	$0.32	$0.22	$0.59	$0.43

Note 5 – Deferred Income Taxes and Other Assets, Net

Deferred income taxes and other assets, net, at June 27, 2008 and December 28, 2007 were comprised of the following:

(in thousands)	June 27, 2008	December 28, 2007
Deferred income taxes non-current	$58,687	$55,993
Intangible assets, net	266	384
Deposits non-current	10,045	9,603

Deferred income taxes and other assets, net	$68,998	$65,980

We amortize intangible assets on a straight-line basis over their estimated useful lives. Amortization of intangible assets was immaterial for the three and six months ended June 27, 2008 and June 29, 2007.

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

Our total borrowings under the Facility at June 27, 2008 were $500 million. Borrowings under this Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of June 27, 2008 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of June 27, 2008. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of June 27, 2008, $250 million is available under this Facility.

The terms of this Facility require compliance with certain financial covenants that require us to maintain certain financial ratios related to interest coverage and financial leverage. As of June 27, 2008 we were in compliance with all such covenants.

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

The following table summarizes the activity related to our product warranty liability for the six months ended June 27, 2008 and June 29, 2007, which is included in Accrued liabilities in our condensed consolidated balance sheets. Activity for the three months ended June 27, 2008 and June 29, 2007 was not significant.

	Six Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Balance at beginning of period	$18	$1,115
Addition (reduction) in estimated reserve	935	(874)
Payments	(88)	(58)

Balance at end of period	$865	$183

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 27, 2008, we had approximately $121.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Note 8 – Common Stock Repurchases

Share repurchase activities for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Shares repurchased	65	14,078	15,554	21,245
Cost of shares repurchased	$1,425	$316,225	$276,680	$461,601
Average price per share	$21.93	$22.46	$17.79	$21.73

Since the inception of our common stock repurchase program in 1996 through June 27, 2008, we have repurchased a total of 167 million shares of our common stock for an aggregate cost of $3.5 billion. All shares were retired upon acquisition. As of June 27, 2008, 15.8 million shares remained authorized for repurchase under our common stock repurchase program.

Note 9 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vests over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of June 27, 2008, the 2005 Plan had a total of 28.5 million shares reserved for future issuance, of which 17.9 million shares were available for future grants.

A summary of our RSU activity for the six months ended June 27, 2008 and information regarding RSUs outstanding and expected to vest as of June 27, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	4,699	$20.49
Grants	1,294	$19.06
Vested	(612)	$18.12
Cancelled/Forfeited	(231)	$20.75

Outstanding, June 27, 2008	5,150	$20.40	2.8	$107,903

Outstanding and expected to vest, June 27, 2008	4,361	$20.45	2.8	$91,356

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on June 27, 2008, multiplied by the number of RSUs outstanding or expected to vest as of June 27, 2008.

A summary of stock option activity for the six months ended June 27, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 27, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	43,549	$21.33
Grants	359	$20.33
Exercises	(2,099)	$14.29
Cancelled/Expired/Forfeited	(2,649)	$22.99

Outstanding, June 27, 2008	39,160	$21.58	4.6	$45,384

Exercisable, June 27, 2008	35,628	$21.71	4.3	$41,844

Vested and expected to vest, June 27, 2008	38,845	$21.59	4.6	$45,048

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on June 27, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 27, 2008.

For the six months ended June 27, 2008, 2.1 million non-qualified stock option shares were exercised. The intrinsic value of the stock options exercised during the six months ended June 27, 2008 was $15.5 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

We realize net tax (shortfall) benefit from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs. The net tax benefit from such stock related activities was $7.5 million and $17.3 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

As of June 27, 2008, 3.0 million shares were available for future issuance under the ESPP. We sold 532,634 shares of common stock under the ESPP at a price of $16.39 for the six months ended June 27, 2008 and 579,064 shares of common stock at a price of $15.07 for the six months ended June 29, 2007.

Valuation and Expense Information Under SFAS 123(R)

Our stock-based compensation expense for the three and six months ended June 27, 2008 and June 29, 2007 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of sales	$273	$321	$675	$654
Research and development	6,079	4,918	11,441	10,431
Selling, general, and administrative	5,620	7,404	12,116	14,661

Pre-tax stock-based compensation expense	11,972	12,643	24,232	25,746
Less: income tax benefit	(3,483)	(3,962)	(6,764)	(7,631)

Net stock-based compensation expense	$8,489	$8,681	$17,468	$18,115

As at June 27, 2008, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $94.0 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.6 years. No stock based compensation was capitalized during the six months ended June 27, 2008.

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options and ESPP shares granted during the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Stock options:
Expected term (in years)	5.0	5.0	5.0	5.0
Expected stock price volatility	36.1%	36.8%	35.9%	36.7%
Risk-free interest rate	3.2%	4.5%	3.0%	4.8%
Dividend yield	0.9%	0.7%	0.9%	0.1%
Weighted-average estimated fair value	$7.35	$8.48	$6.79	$8.18
ESPP purchase rights:
Expected term (in years)	0.7	0.8	0.7	0.8
Expected stock price volatility	37.9%	29.3%	37.9%	29.3%
Risk-free interest rate	1.8%	4.9%	1.8%	4.9%
Dividend yield	0.9%	0.6%	0.9%	0.6%
Weighted-average estimated fair value	$6.13	$5.91	$6.13	$5.91

Note 10 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three and six months ended June 27, 2008 was 16.5%, compared with 14% for the three and six months ended June 29, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal research and development credit.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed field examinations of our tax returns for fiscal years 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS has notified us that it intends to examine our tax returns for fiscal years 2005 and 2006. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our consolidated operating results.

We maintain reserves for uncertain tax benefits within our income taxes payable account. These reserves involve considerable judgment and estimation and are monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our condensed consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded. The impact of such adjustments in our tax accounts could have a material impact on our consolidated operating results and cash flows in future periods.

As of June 27, 2008, we had $183.0 million of unrecognized tax benefits of which $17.6 million is expected to be settled in the next 12 months. On December 28, 2007, we had $169.7 million of unrecognized tax benefits of which $13.6 million was expected to be settled in the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On December 28, 2007, we had approximately $28.1 million accrued for the payment of interest and penalties. As of June 27, 2008, we had approximately $34.5 million accrued for the payment of interest and penalties related to uncertain tax positions.

Note 11 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. On June 27, 2008, there were approximately 121 participants in the NQDC

Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On June 27, 2008, NQDC Plan assets and obligations were $68.3 million. On December 28, 2007, NQDC Plan assets and obligations were $74.8 million.

Investment income (loss) earned by the NQDC Plan is recorded within interest and other income, net, in our condensed consolidated statements of income. The investment income (loss) also represents an increase (decrease) in the future payout to employees and is treated as current period compensation expense. Income (loss) earned by the NQDC Plan does not impact, nor has it ever impacted, our income before income taxes, net income, or cash balances. The following table presents the net investment gains (loss) and corresponding compensation expense for the three and six months ended June 27, 2008, and June 29, 2007.

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Impact on income from operations:
Cost of sales	$(38)	$41	$(97)	$59
Research and development expenses	543	1,566	(2,333)	2,137
Selling, general, and administrative expenses	(221)	1,427	(2,315)	1,995

Total impact on income from operations	$284	$3,034	$(4,745)	$4,191
Impact on interest and other income, net	$(284)	$(3,034)	$4,745	$(4,191)

Net impact on income before income taxes	$—	$—	$—	$—

Note 12 – Restructuring Charges

During the fourth quarter of fiscal 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan included elimination of 67 jobs and consolidation of excess facilities resulting in restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. The following table summarizes the significant activity within, and components of, our restructuring obligations as of June 27, 2008:

(In thousands)	Employee severance costs	Operating lease impairments	Other costs	Total
Balance of restructuring obligations at December 28, 2007	$2,619	$1,282	$360	$4,261
Cash payments	(1,959)	(157)	(188)	(2,304)

Restructuring obligations as at March 28, 2008	660	1,125	172	1,957
Cash payments	(403)	(184)	(34)	(621)
Other adjustments (3)	—	978	—	978

Restructuring obligations as at June 27, 2008	$257	$1,919	$138	2,314

		Less: Non current portion (1)		(515)

		Current (2)		$1,799

(1)	Included in Other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 27, 2008.

(2)	Included in Accrued liabilities in the accompanying condensed consolidated balance sheets as of June 27, 2008.

(3)	Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by overall deterioration of real estate market conditions arising since the fourth quarter of fiscal 2007 in markets affected by our restructuring plan.

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

The following table summarizes the valuation of our short-term investments and the financial instruments which were determined by using the following inputs as of June 27, 2008:

		Fair Value Measurements as of June 27, 2008
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Fixed income available-for-sale securities	$1,213,889	$1,164,290	(1)	$49,599	(2)
Trading securities held in deferred compensation plan assets	67,824	65,259		2,565
Forward foreign currency exchange contracts	(387)	—		(387)

Total	$1,281,326	$1,229,549		$51,777

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheets as of June 27, 2008.

(2)	Included in Short-term investments in the accompanying condensed consolidated balance sheets as of June 27, 2008.

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

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial and investment banks. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing. The court granted Altera’s motion in May 2008. The plaintiffs filed a first amended consolidated complaint on June 16, 2008, which Altera moved to dismiss for lack of standing on July 15, 2008.

Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The first amended consolidated complaint includes claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

Note 15 – Subsequent Event

On July 14, 2008, our board of directors declared a quarterly cash dividend of $0.05 per common share which is payable on September 2, 2008 to shareholders of record on August 11, 2008.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation.

Revenue Recognition

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 90% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In almost all cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is so large and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. This reconciliation process requires us to estimate the amount of in-transit shipments (net of in-transit returns) to our distributors. In-transit days can significantly vary among geographies and individual distributors. We also apply judgment when estimating the total value of price concessions earned by our distributors but not claimed by the end of the reporting period. This is because there is a time lag between the price concessions earned and claimed by the distributors for any underlying resale of products. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

For a discussion of our other critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2007.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II, Stratix II GX, Stratix III, Arria™ GX, Cyclone® II, Cyclone III, MAX® II, HardCopy, and Hardcopy II devices;

•	Mainstream Products include the Stratix, Stratix GX, Cyclone, and MAX 3000A devices; and

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

Our net sales of $359.9 million for the three months ended June 27, 2008 increased by $40.2 million, or 13%, over our net sales of $319.7 million for the three months ended June 29, 2007. Our net sales of $695.9 million for the six months ended June 27, 2008 increased by $71.3 million, or 11%, over our net sales of $624.6 million for the six months ended June 29, 2007. The year-over-year increase in net sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Stratix II GX, Cyclone II, Cyclone III and Max II families.

Sales for the three and six months ended June 27, 2008 were driven by four primary business dynamics:

•	Strong double-digit growth in New Products, partially offset by declines in the Mainstream and Mature Product categories;

•	PLD expansion into new applications across all four major market segments, enabled by advances in technology and performance;

•	Increasing programmable content in electronic systems and displacement of alternative products; and

•	Rising demand in emerging markets

In the three and six months ended June 27, 2008, three of our four major market segments advanced versus the comparable period in 2007, primarily as a result of strong traction in ASIC and ASSP replacement. Additionally, prior year sales were lower due to wide-spread customer inventory reduction programs. Sales in the Computer and Storage segment declined for the three months ended June 27, 2008 versus the comparable period in 2007, primarily as a result of customers ramping down older generation programs.

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
New	42%	30%	40%	58%	13%	41%	28%	67%
Mainstream	27%	32%	27%	-5%	8%	27%	32%	-7%
Mature and Other	31%	38%	33%	-9%	-1%	32%	40%	-12%

Total Sales	100%	100%	100%	13%	7%	100%	100%	11%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
Communications	43%	40%	41%	22%	14%	42%	40%	18%
Industrial	35%	35%	35%	11%	5%	35%	36%	8%
Consumer	14%	16%	15%	5%	2%	15%	15%	9%
Computer and Storage	8%	9%	9%	-9%	-8%	8%	9%	1%

Total Sales	100%	100%	100%	13%	7%	100%	100%	11%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, APEX, FLEX, and ACEX series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Sales of Other Products for the three months ended June 27, 2008 decreased by 15%, when compared to the three months ended June 29, 2007. This decrease was primarily attributable to customers ramping down older generation programs. Our sales of FPGAs and CPLDs, and Other Products as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Six Months Ended
	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
FPGA	74%	70%	72%	18%	9%	74%	71%	15%
CPLD	18%	19%	19%	8%	1%	18%	19%	9%
Other Products	8%	11%	9%	-15%	1%	8%	10%	-8%

Total Sales	100%	100%	100%	13%	7%	100%	100%	11%

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

	Three Months Ended					Six Months Ended
	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
North America	24%	21%	23%	27%	13%	24%	22%	21%
Asia Pacific	35%	33%	32%	17%	15%	33%	33%	13%
Europe	23%	25%	23%	6%	7%	23%	25%	4%
Japan	18%	21%	22%	-1%	-10%	20%	20%	9%

Total Sales	100%	100%	100%	49%	25%	100%	100%	11%

Price Concessions and Product Returns from Distributors

We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources since the final price earned and cash received for our products varies based on the extent of high volume of product purchased by an end customer and individual competitive situation. For the six months ended June 27, 2008 and June 29, 2007, total price concessions earned by distributors were $2.0 billion and $1.5 billion, respectively. Price concessions represent 71% and 70% of our list price for the six months ended June 27, 2008 and June 29, 2007, respectively.

Our distributors have certain return rights, including stock rotation and return of defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return to Altera product up to 5% of the value of Altera’s net billings to the relevant distributor for the six months prior to the stock rotation. Such rights of return expire upon the products being resold by the distributor to end customers. For the six months ended June 27, 2008 and June 29, 2007, returns from distributors totaled $57.9 million and $78.2 million, respectively.

Gross Margin

	Three Months Ended			Six Months Ended
	June 27, 2008	June 29, 2007	March 28, 2008	June 27, 2008	June 29, 2007
Gross Margin Percentage	67.1%	64.6%	65.1%	66.2%	65.2%

Gross margin percentages increased by 2.5 points to 67.1% for the three months ended June 27, 2008 compared to the same period in the prior year. Gross margin percentages increased by 1 point to 66.2% for the six months ended June 27, 2008 compared to the same period in the prior year. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company is targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords the company the right mix of growth opportunities across all served markets.

Stock-based compensation expense recognized during the three and six months ended June 27, 2008 and June 29, 2007 did not have a significant impact on our gross margin.

Research and Development

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
Research and Development	$64.2	$63.1	$58.3	2%	10%	$122.4	$121.5	1%
Percentage of Net Sales	18%	20%	17%			18%	19%

Research and development expenses include expenditures for compensation and benefits, stock-based compensation expense, masks, prototype wafers, depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores. Also included in research and development expenses is the mark-to-market impact of the Altera Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which consisted of a $0.5 million expense and $2.3 million benefit for the three and six months ended June 27, 2008, as compared to a $1.6 million and $2.1 million expense for the same periods in 2007. This mark-to-market impact of the NQDC Plan is completely offset in interest and other income, net.

Research and development expenses for the three months ended June 27, 2008 increased by $1.1 million, or 2%, when compared to the three months ended June 29, 2007. This increase was attributable to a $3.0 million increase in compensation and benefits, a $2.0 million increase in spending on prototypes, and a $1.2 million increase in stock-based compensation. These increases were substantially offset by a $5.6 million decrease in spending on masks and wafers.

Research and development expenses for the six months ended June 27, 2008 increased by $0.9 million, or 1%, when compared to the six months ended June 29, 2007. This increase was attributable to a $6.3 million increase in compensation and benefits, a $2.8 million increase in spending on prototypes, and a $1.0 million increase in stock-based compensation expense. These increases were substantially offset by the mark-to-market benefit of the NQDC Plan of $4.4 million and a $5.3 million decrease in spending on masks and wafers.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus ® II software, our library of IP cores, and other future products.

Selling, General, and Administrative

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
Selling, General and Administrative	$64.0	$67.9	$61.0	-6%	5%	$125.0	$139.6	-10%
Percentage of Net Sales	18%	21%	18%			18%	22%

Selling, general, and administrative expenses primarily include compensation and benefits related to sales, marketing, and administrative personnel as well as stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in selling, general, and administrative expenses is the mark-to-market impact of our NQDC Plan, which consisted of a $0.2 million and $2.3 million benefit for the three and six months ended June 27, 2008, as compared to a $1.4 million and $2.0 million expense for the same periods in 2007. The mark-to-market impact of the NQDC Plan is completely offset in interest and other income, net.

Selling, general, and administrative expenses for the three months ended June 27, 2008 decreased by $3.9 million, or 6%, when compared to the three months ended June 29, 2007. This decrease was primarily due to a $0.9 decrease in compensation and benefits, a $1.8 million decrease in stock-based compensation expense as a result of headcount reductions, and a $1.6 decrease in the mark-to-market impact of our NQDC Plan noted above.

Selling, general, and administrative expenses for the six months ended June 27, 2008 decreased by $14.7 million, or 10%, when compared to the six months ended June 29, 2007. This decrease was primarily due to our ongoing efforts to increase efficiency and reduce costs by reducing headcount, consulting services and stock-based compensation expense. Selling, general, and administrative expenses for the six months ended June 27, 2008 were also favorably affected by the mark-to-market impact of our NQDC Plan noted above. Compensation and benefits for the six months ended June 27, 2008 decreased by $2.6 million due to headcount reductions, as compared to the same period in 2007. Consulting costs for the six months ended June 27, 2008 decreased by $3.0 million, as compared to the same period in 2007. The decrease in consulting costs was primarily due to the absence in 2008 of costs incurred in 2007 related to the implementation of our enterprise resource planning (“ERP”) system. Stock-based compensation expense decreased by $2.5 million for the six months ended June 27, 2008 as compared to the same period in 2007.

Interest and Other Income

	Three Months Ended					Six Months Ended
(Dollars in millions)	June 27, 2008	June 29, 2007	March 28, 2008	Year- Over-Year Change	Sequential Change	June 27, 2008	June 29, 2007	Year- Over-Year Change
Interest and other income, net	$7.8	$18.1	$4.1			$11.9	$35.3
Interest expense	(3.9)	(0.1)	(3.1)			(7.0)	(0.2)

Total other income	$3.9	$18.0	$1.0	-78%	290%	$4.9	$35.1	-86%

Percentage of Net Sales	1%	6%	0%			1%	6%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. The year-over-year decrease in interest and other income, net, for the three and six months ended June 27, 2008 was driven primarily by a decrease in interest income as a result of lower interest rates and cash balances, and the mark-to-market impact of our NQDC Plan.

During the three months ended June 27, 2008, the NQDC Plan experienced a net investment gain of $0.3 million. This gain resulted in a $0.3 million favorable impact to other income and an unfavorable impact to operating expenses, increasing research and development expenses by $0.5 million and decreasing selling, general and administrative expenses by $0.2 million. During the six months ended June 27, 2008, the NQDC Plan experienced a net investment loss of $4.7 million. This loss resulted in a $4.7 million unfavorable impact to other income and a favorable impact to operating expenses, decreasing compensation expense by $4.7 million.

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

Interest expense for the three and six months ended June 27, 2008 increased compared to the same periods in 2007 as a result of the outstanding borrowings under our long term credit facility.

Provision for Income Taxes

Our effective tax rate for the three and six months ended June 27, 2008 was 16.5%, compared with 14% for the three and six months ended June 29, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal research and development credit. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

As of June 27, 2008, we had a liability under FIN 48 for unrecognized tax benefits totaling $183.0 million, of which $17.6 million is expected to be paid in the next 12 months. For the remaining liability, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	June 27, 2008	December 28, 2007
Cash and cash equivalents	$1,182,344	$890,095
Short-term investments	49,599	131,284

Total cash, cash equivalents, and investments	$1,231,943	$1,021,379

	Six Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net cash provided by operating activities	$226,758	$64,508
Net cash provided by investing activities	81,215	251,836
Net cash used for financing activities	(15,724)	(363,193)

Net increase (decrease) in cash and cash equivalents	$292,249	$(46,849)

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

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”). As of June 27, 2008, we have borrowed $500 million using this credit facility. We classified the credit facility as long term as of June 27, 2008. The interest rate as of June 27, 2008 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of June 27, 2008. The terms of this credit facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of June 27, 2008, we were in compliance with all such covenants.

During the six months ended June 27, 2008, we spent $276.7 million to repurchase shares of our common stock, compared to $461.6 million for the six months ended June 29, 2007. We spent $11.1 million on capital expenditures during the six months ended June 27, 2008, compared to $18.9 million in the six months ended June 29, 2007. Capital expenditures declined due to non-recurring expenditures associated with the installation in 2007 of our ERP system. We plan to spend approximately $22.0 million for the construction of a building adjacent to our current facility in Penang, Malaysia. Completion of the building is expected during the first quarter of fiscal 2009.

We also plan to use a portion of our available capital to repurchase shares of our common stock.

During the six months ended June 27, 2008, we paid out cash dividends of $27.4 million compared to $14.2 million for the six months ended June 29, 2007. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

Cash Flows

Our positive cash flows from operating activities for the six months ended June 27, 2008 were primarily attributable to net income of $181.9 million, adjusted for non-cash items including stock-based compensation expense of $24.2 million and depreciation and amortization of $15.2 million. Significant non-cash working capital changes included a $55.2 million increase in Deferred income and allowances on sales to distributors, substantially offset by a $58.4 million increase in Accounts receivable, net.

As discussed in Note 1 to our condensed consolidated financial statements as of and for the six months ended June 27, 2008, sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Accordingly, increases in accounts receivable, associated with higher billings are generally offset by corresponding increases in deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, and revenue recognition may result in temporary interruption to the normal relationship between these two accounts.

The $58.4 million increase in Accounts receivable, net, principally relates to increased shipments to distributors and OEMs associated with an upward trend in demand for our products in June 2008 compared to December 2007. Consistent with the dynamics described above, Deferred income and allowances on sales to distributors increased by $55.2 million during the six months ended June 27, 2008, based on our practice of deferring such amounts until products are resold by the distributor. The net increase of $3.2 million, representing a use of cash in our condensed consolidated statement of cash flows for the six months ended June 27, 2008, relates to factors associated with timing, as described above. Activity affecting Deferred income and allowances on sales to distributors for the six months ended June 27, 2008 is presented in Note 2 to the condensed consolidated financial statements presented herewith.

Cash provided by investing activities for the six months ended June 27, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $81.5 million and sale of land for $9.1 million, partially offset by purchases of property and equipment of $11.1 million.

Cash used for financing activities for the six months ended June 27, 2008 primarily consisted of repurchases of our common stock of $276.7 million and a cash dividend payment of $27.4 million, partially offset by proceeds of our long-term credit facility of $250.0 million and $34.9 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 27, 2008, we had approximately $121.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no material changes to our operating lease obligations since our 2007 fiscal year end. The balance of our capital lease obligations included in our liabilities was $11.8 million as of June 27, 2008 and $1.3 million as of December 28, 2007. Amortization expense related to assets acquired under capital leases was $2.1 million for the six months ended June 27, 2008.

In addition to these lease and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our consolidated financial position or operating results.

As at June 27, 2008 we had a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets totaling $183.0 million, of which $17.6 million is expected to be paid in the next 12 months. For the remaining liability, the company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the six months ended June 27, 2008 was immaterial. We have entered into forward foreign exchange contracts. As of June 27, 2008, we had five outstanding forward contracts with a total notional value of $23.8 million to purchase Malaysian Ringgits. These contracts are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. The realized loss from the settlement of the forward contracts did not have a significant impact on our net income for the three and six months ended June 27, 2008. We do not enter into foreign exchange transactions for trading or speculative purposes.

Common Stock Repurchases

Share repurchase activities for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Shares repurchased	65	14,078	15,554	21,245
Cost of shares repurchased	$1,425	$316,225	$276,680	$461,601
Average price per share	$21.93	$22.46	$17.79	$21.73

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Subsequent Event

On July 14, 2008, our board of directors declared a quarterly cash dividend of $0.05 per common share, which is payable on September 2, 2008 to shareholders of record on August 11, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of fiscal 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007 we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheets, statements of income or cash flows. See Note 13 – Fair Value of Financial Instruments.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio and long-term credit facility. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.2 billion as of June 27, 2008. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility at June 27, 2008 were $500 million. Borrowings under this Facility bear a variable interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of June 27, 2008 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of June 27, 2008.

Our consolidated operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on the Facility in any given period. Due to the variable interest rate on our Facility, the fair value of the Facility would not likely be materially affected by any future changes in the interest rates.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. As of June 27, 2008, we had five outstanding forward contracts with a total notional value of $23.8 million to purchase Malaysian Ringgits. These contracts are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. If foreign currency rates were to fluctuate by 10% from rates at June 27, 2008, our consolidated financial position, operating results and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. During the third quarter of 2007, Altera moved to dismiss this action for lack of standing. The court granted Altera’s motion in May 2008. The plaintiffs filed a first amended consolidated complaint on June 16, 2008, which Altera moved to dismiss for lack of standing on July 15, 2008.

Among the defendants named in these derivative actions are Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The first amended consolidated complaint includes claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concern the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

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

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10K for the year ended December 28, 2007 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the second quarter of 2008, we repurchased shares of our common stock as follows:

Period(1) (Shares presented in thousands)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/24/08-6/27/08	65	$21.93	65	15,775

(1)	No shares were purchased between March 29, 2008 and May 23, 2008.

(2)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. As of June 27, 2008, the board of directors has authorized, since the inception of the program, a total of 183.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 13, 2008 at 4:00 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	NOMINEES	FOR	AGAINST	ABSTAIN
	John P. Daane	274,906,490	4,341,637	2,311,376
	Robert J. Finocchio, Jr.	277,803,502	1,328,233	2,427,767
	Kevin McGarity	276,834,403	2,299,395	2,425,705
	Gregory E. Myers	277,811,377	1,316,515	2,431,611
	John Shoemaker	276,839,776	2,305,369	2,414,358
	Susan Wang	277,831,541	1,311,067	2,416,894

		FOR	AGAINST	ABSTAIN	BROKER “NON- VOTES”
2.	Approval of an amendment to the 2005 Equity Incentive Plan to increase by 5,000,000 the number of shares of common stock reserved for issuance under the plan.	196,807,976	58,055,816	2,317,557	24,378,155

3.	Approval of a second amendment to the 2005 Equity Incentive Plan regarding non-employee director equity awards.	244,208,942	10,583,122	2,389,285	24,378,155

4.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	252,805,695	2,032,892	2,242,762	24,378,155

5.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 26, 2008.	274,642,328	4,472,106	2,445,070	—

ITEM 6:	Exhibits

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 13, 2008.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 13, 2008.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 13, 2008.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 13, 2008.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.