Form 10-Q
period 2008-09-26
ALTERA CORP
filed 2008-11-03
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at October 24, 2008: 297,366,379

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

	September 26, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$1,279,396	$890,095
Short-term investments	3,776	131,284

Total cash, cash equivalents, and short-term investments	1,283,172	1,021,379
Accounts receivable, net of allowances for doubtful accounts of $2,874 and $4,087 as of September 26, 2008 and December 28, 2007, respectively	221,331	198,889
Inventories	74,230	74,110
Deferred income taxes-current	96,729	81,333
Deferred compensation plan assets	65,593	74,768
Other current assets	75,151	83,609

Total current assets	1,816,206	1,534,088
Property and equipment, net	188,532	169,850
Deferred income taxes-long-term	61,062	55,993
Other assets, net	9,468	9,987

Total assets	$2,075,268	$1,769,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,529	$41,545
Accrued liabilities	38,088	38,249
Accrued compensation and related liabilities	63,345	40,340
Deferred compensation plan obligations	65,593	74,768
Deferred income and allowances on sales to distributors	299,781	280,440
Income taxes payable	5,145	14,316

Total current liabilities	509,481	489,658
Income taxes payable, non-current	172,499	152,010
Long-term credit facility	500,000	250,000
Other non-current liabilities	20,095	16,800

Total liabilities	1,202,075	908,468

Commitments and contingencies (See “Note 6-Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 300,925 shares at September 26, 2008 and 314,019 shares at December 28, 2007	301	314
Capital in excess of par value	309,329	316,330
Retained earnings	564,978	546,130
Accumulated other comprehensive loss	(1,415)	(1,324)

Total stockholders’ equity	873,193	861,450

Total liabilities and stockholders’ equity	$2,075,268	$1,769,918

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$356,755	$315,783	$1,052,680	$940,381
Cost of sales	117,357	114,369	352,906	331,974

Gross margin	239,398	201,414	699,774	608,407

Operating expenses:
Research and development	61,390	71,350	183,817	192,876
Selling, general, and administrative	64,922	66,062	189,911	205,709

Total operating expenses	126,312	137,412	373,728	398,585

Income from operations	113,086	64,002	326,046	209,822
Interest and other income, net	4,324	16,249	16,260	51,540
Interest expense	(3,992)	(69)	(11,036)	(262)

Income before income taxes	113,418	80,182	331,270	261,100
Provision for income taxes	18,714	11,225	54,660	36,554

Net income	$94,704	$68,957	$276,610	$224,546

Net income per share:
Basic	$0.31	$0.20	$0.91	$0.64

Diluted	$0.31	$0.20	$0.90	$0.63

Shares used in computing per share amounts:
Basic	301,337	343,127	303,113	351,147

Diluted	306,528	352,625	307,476	358,605

Cash dividends per common share	$0.05	$0.04	$0.14	$0.08

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash Flows from Operating Activities:
Net income	$276,610	$224,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,284	23,330
Stock-based compensation	34,887	37,706
Deferred income tax benefit	(20,410)	(11,965)
Tax benefit from stock-based compensation	14,171	11,719
Gross tax benefit from stock-based compensation	(6,573)	(11,336)
Gain on sale of land	(112)	—
Changes in assets and liabilities:
Accounts receivable, net	(22,442)	(87,807)
Inventories	(120)	(6,506)
Other assets	(277)	(11,056)
Accounts payable and other liabilities	14,013	23,938
Deferred income and allowances on sales to distributors	19,341	(28,565)
Income taxes payable	11,318	33,523
Deferred compensation plan obligations	(1,254)	(1,948)

Net cash provided by operating activities	341,436	195,579

Cash Flows from Investing Activities:
Purchases of property and equipment	(28,919)	(21,626)
Purchases of available-for-sale investments	—	(92,913)
Proceeds from the maturities and sales of available-for-sale investments	127,284	463,655
Proceeds from sale of land	9,063	—
Purchases of trading securities	(2,481)	(4,208)
Proceeds from sale of trading securities	3,735	6,156
Purchases of intangible assets	—	(240)

Net cash provided by investing activities	108,682	350,824

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under various stock plans	47,620	152,611
Repurchases of common stock	(319,028)	(717,056)
Gross tax benefit from stock-based compensation	6,573	11,336
Payments of cash dividend	(42,426)	(27,947)
Proceeds from long-term credit facility	250,000	—
Increase (decrease) in book overdrafts	(320)	498
Payments on capital lease obligations	(3,236)	(2,409)

Net cash used for financing activities	(60,817)	(582,967)

Net increase (decrease) in cash and cash equivalents	389,301	(36,564)
Cash and cash equivalents at beginning of period	890,095	738,412

Cash and cash equivalents at end of period	$1,279,396	$701,848

Cash paid during the period for:
Income taxes paid, net	$45,753	$3,206
Interest paid	$11,110	$1,411
Non-cash transactions:
Assets acquired under capital leases	$11,871	$—

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

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Deferred income taxes-long-term and other assets, net were presented as separate line items in our condensed consolidated balance sheets (previously reported as components of Deferred income taxes and other assets, net). Interest expense was presented as a separate line item in our condensed consolidated statements of income (previously reported as a component of interest and other income, net). Cash flows from our trading securities were reclassified from operating to investing activities in our condensed consolidated statements of cash flows and purchases and proceeds from sale were presented separately (previously reported on a net basis) based on our analysis of the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. These reclassifications had no effect on our consolidated operating results or cash flows, as previously reported.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 28, 2007 included in our Annual Report on Form 10-K, as filed on February 25, 2008 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three and nine months ended September 26, 2008 are not necessarily indicative of the results to be expected for any future period.

On September 23, 2008, our Board of Directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change is effective beginning with our fiscal year 2008 and has no impact on our consolidated financial statements for any previously reported period.

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

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ resales are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after we validate the distributors’ resale information, including end customer, device, quantity and price, against the approved distributor price concession, upon the completion of the resale transaction. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of the Deferred income and allowances on sales to distributors balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income by anticipated future price concessions; instead, price concessions are typically recorded against deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer. For the nine months ended September 26, 2008 and September 28, 2007, total price concessions earned by distributors were $3.0 billion and $2.2 billion, respectively.

Our distributors have certain return rights, including stock rotation and return of defective and overstocked products, subject to certain limitations. Our stock rotation program generally allows distributors to return to Altera product, subject to certain limits based on a percentage of net billings for the six months immediately prior to the stock rotation. Such rights of return expire upon the products being resold by the distributor to end customers. For the nine months ended September 26, 2008 and September 28, 2007, returns from distributors totaled $89.7 million and $96.3 million, respectively.

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

As of September 26, 2008, we had three outstanding forward contracts with a total notional value of $13.3 million to purchase Malaysian Ringgits. The fair value of the liabilities associated with these forward contracts recorded in our condensed consolidated financial statements was $0.6 million. The forward contracts outstanding as of September 26, 2008 mature prior to December 31, 2008. There was no significant realized loss from the settlement of the forward contracts for the three and nine months ended September 26, 2008.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheets, statements of income or cash flows. See Note 12 – Fair Value of Financial Instruments.

Note 2 – Balance Sheet Details

Inventories

Inventories at September 26, 2008 and December 28, 2007 were comprised of the following:

(in thousands)	September 26, 2008	December 28, 2007
Raw materials and work in process	$46,328	$45,826
Finished goods	27,902	28,284

Total inventories	$74,230	$74,110

Advances to Distributors

On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to credit these negotiated price discounts against future purchases, requiring the distributor to settle, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into business arrangements with certain distributors whereby we advance cash to the distributors to minimize the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are the result of estimates based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on our revenue recognition or our condensed consolidated statements of income and are a component of the Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest and are due upon demand. The agreements governing these advances can be cancelled by us at any time. Such advances totaled $152.0 million at September 26, 2008 and $118.7 million at December 28, 2007.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $62.5 million at September 26, 2008 and $54.8 million at December 28, 2007. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Deferred income and allowances on sales to distributors

Deferred income and allowances on sales to distributors balance is comprised of the following components:

(in thousands)	September 26, 2008	December 28, 2007
Deferred revenue on shipments to distributors	$489,037	$440,988
Deferred cost of sales on shipments to distributors	(43,762)	(51,201)

Deferred income on shipments to distributors	445,275	389,787
Advances to distributors	(151,962)	(118,662)
Other deferred revenue (1)	6,468	9,315

Total	$299,781	$280,440

(1)	This balance principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for the nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Nine Months Ended
(in thousands)	September 26, 2008	September 28, 2007
Balance at beginning of period	$280,440	$298,078
Deferred income on shipments to distributors	3,738,922	2,815,236
Net change in advances to distributors	(33,300)	9,522
Price concessions (1)	(2,971,415)	(2,229,459)
Returns	(89,743)	(96,291)
Income recognized on distributor shipments to end customers	(622,276)	(526,206)
Net changes in other deferred revenue	(2,847)	(1,367)

Balance at end of period	$299,781	$269,513

(1)	Represents 70% and 71% of our list price for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Property and Equipment

Property and equipment at September 26, 2008, and December 28, 2007 were comprised of the following:

(in thousands)	September 26, 2008	December 28, 2007
Land and land rights	$23,108	$23,108
Buildings	125,477	127,331
Equipment and software	264,734	244,380
Office furniture and fixtures	21,773	21,805
Leasehold improvements	8,070	7,380

Property and equipment, at cost	443,162	424,004
Accumulated depreciation and amortization	(254,630)	(254,154)

Property and equipment, net	$188,532	$169,850

We have entered into arrangements that are recorded as capital lease obligations and assets in property and equipment. Assets acquired under capital leases totaled $11.8 million (net of accumulated amortization of $13.3 million) as of September 26, 2008 and totaled $4.1 million (net of accumulated amortization of $9.1 million) as of December 28, 2007.

Depreciation and amortization expense was $7.0 million and $22.1 million for the three and nine months ended September 26, 2008, respectively. Depreciation and amortization expense was $8.1 million and $23.0 million for the three and nine months ended September 28, 2007, respectively.

Note 3 – Stockholders’ Equity

Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income	$94,704	$68,957	$276,610	$224,546
Change in unrealized gain/loss on investments	(36)	1,273	(223)	886
Income tax benefit (expense) on unrealized gain/loss on investments	14	(477)	84	(332)
Amortization of accumulated unrecognized loss on retiree medical plan, net	24	8	49	26

Comprehensive income	$94,706	$69,761	$276,520	$225,126

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

In applying the treasury stock method, we excluded 19.3 million and 24.1 million stock option shares for the three and nine months ended September 26, 2008, respectively, and 7.6 million and 40.8 million stock option shares for the three and nine months ended September 28, 2007, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of September 26, 2008 were in-the-money and were included in our treasury stock method calculation. A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Basic:
Net income	$94,704	$68,957	$276,610	$224,546

Basic weighted shares outstanding	301,337	343,127	303,113	351,147

Net income per share	$0.31	$0.20	$0.91	$0.64

Diluted:
Net income	$94,704	$68,957	$276,610	$224,546

Weighted shares outstanding	301,337	343,127	303,113	351,147
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	5,191	9,498	4,363	7,458

Diluted weighted shares outstanding	306,528	352,625	307,476	358,605

Net income per share	$0.31	$0.20	$0.90	$0.63

Note 5 – Long-term Credit Facility

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

Our total borrowings under the Facility at September 26, 2008 were $500 million. Borrowings under this Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of September 26, 2008 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of September 26, 2008. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of September 26, 2008, $250 million is available under this Facility.

The terms of this Facility require compliance with certain financial covenants that require us to maintain certain financial ratios related to interest coverage and financial leverage. As of September 26, 2008, we were in compliance with all such covenants.

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

The following table summarizes the activity related to our product warranty liability for the nine months ended September 26, 2008 and September 28, 2007, which is included in Accrued liabilities in our condensed consolidated balance sheets. There was no significant activity for the three months ended September 26, 2008 or September 28, 2007.

	Nine Months Ended
(in thousands)	September 26, 2008	September 28, 2007
Balance at beginning of period	$18	$1,115
Addition (reduction) in estimated reserve	935	(874)
Payments	(88)	(223)

Balance at end of period	$865	$18

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 26, 2008, we had approximately $125.4 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Note 7 – Common Stock Repurchases

Shares repurchased for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Shares repurchased	2,080	10,763	17,634	32,008
Cost of shares repurchased	$42,348	$255,455	$319,028	$717,056
Average price per share	$20.36	$23.73	$18.09	$22.40

Since the inception of our common stock repurchase program in 1996 through September 26, 2008, we have repurchased a total of 169.3 million shares of our common stock for an aggregate cost of $3.5 billion. All shares were retired upon acquisition. As of September 26, 2008, 13.7 million shares remained authorized for repurchase under our common stock repurchase program.

Note 8 – Stock-Based Compensation

Stock-Based Compensation Plans

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vests over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of September 26, 2008, the 2005 Plan had a total of 25.6 million shares reserved for future issuance, of which 13.8 million shares were available for future grants.

A summary of our RSU activity for the nine months ended September 26, 2008 and information regarding RSUs outstanding and expected to vest as of September 26, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Grant- Date Fair Market Value	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	4,699	$20.49
Grants	3,188	$20.44
Vested	(1,265)	$21.25
Cancelled/Forfeited	(309)	$19.66

Outstanding, September 26, 2008	6,313	$20.55	2.9	$134,596

Outstanding and expected to vest, September 26, 2008	5,231	$20.57	2.9	$111,534

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on September 26, 2008, multiplied by the number of RSUs outstanding or expected to vest as of September 26, 2008.

A summary of stock option activity for the nine months ended September 26, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 26, 2008 is as follows:

(in thousands, except price per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 28, 2007	43,549	$21.33
Grants	582	$20.62
Exercises	(3,130)	$15.05
Cancelled/Expired/Forfeited	(2,791)	$23.05

Outstanding, September 26, 2008	38,210	$21.71	4.4	$46,789

Exercisable, September 26, 2008	35,234	$21.82	4.2	$43,032

Vested and expected to vest, September 26, 2008	37,932	$21.71	4.4	$46,466

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on September 26, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 26, 2008.

For the nine months ended September 26, 2008, 3.1 million non-qualified stock option shares were exercised. The intrinsic value of the stock options exercised during the nine months ended September 26, 2008 was $22.1 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

We realize net tax (shortfall) benefit from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan (“ESPP”), and the vesting of RSUs. The net tax benefit from such stock related activities was $14.2 million and $11.7 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

As of September 26, 2008, 3.0 million shares were available for future issuance under the ESPP. We sold 532,634 shares of common stock under the ESPP at a price of $16.39 for the nine months ended September 26, 2008 and 579,064 shares of common stock at a price of $15.07 for the nine months ended September 28, 2007.

Valuation and Expense Information Under SFAS 123(R)

Our stock-based compensation expense for the three and nine months ended September 26, 2008 and September 28, 2007 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of sales	$320	$325	$995	$979
Research and development	5,008	5,027	16,449	15,458
Selling, general, and administrative	5,327	6,608	17,443	21,269

Pre-tax stock-based compensation expense	10,655	11,960	34,887	37,706
Less: income tax benefit	(3,460)	(3,562)	(10,224)	(11,193)

Net stock-based compensation expense	$7,195	$8,398	$24,663	$26,513

As of September 26, 2008, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $114.5 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years. No stock-based compensation was capitalized during the nine months ended September 26, 2008.

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options and ESPP shares granted during the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Stock options:
Expected term (in years)	5.0	5.0	5.0	5.0
Expected stock price volatility	35.7%	36.8%	35.8%	36.8%
Risk-free interest rate	3.3%	4.6%	3.1%	4.8%
Dividend yield	1.0%	0.7%	0.9%	0.2%
Weighted-average estimated fair value	$7.09	$8.81	$6.91	$8.30
ESPP purchase rights:
Expected term (in years)	0.7	0.8	0.7	0.8
Expected stock price volatility	37.9%	29.3%	37.9%	29.3%
Risk-free interest rate	1.8%	4.9%	1.8%	4.9%
Dividend yield	0.9%	0.6%	0.9%	0.6%
Weighted-average estimated fair value	$6.13	$5.91	$6.13	$5.91

Note 9 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three and nine months ended September 26, 2008 was 16.5%, compared with 14.0% for the three and nine months ended September 28, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal research and development credit. See further discussion of the federal research and development credit in Note 14 – Subsequent Events.

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

As of September 26, 2008, we had $174.5 million of unrecognized tax benefits after a payment of $18.0 million to the IRS during the three months ended September 26, 2008. For the remaining liability, we are unable to make a reasonable estimate as to when cash settlement with the taxing authority will occur. On December 28, 2007, we had $169.7 million of unrecognized tax benefits of which $13.6 million was expected to be settled in the next 12 months.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. On December 28, 2007, we had approximately $28.1 million accrued for the payment of interest and penalties. As of September 26, 2008, we had approximately $33.2 million accrued for the payment of interest and penalties related to uncertain tax positions.

Note 10 – Nonqualified Deferred Compensation Plan

We allow our U.S.-based officers, director-level employees, and members of our board of directors to defer a portion of their compensation under the Altera Corporation Nonqualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. On September 26, 2008, there were 123 participants (comprised of current and former employees and board members) in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing in Altera common stock. On September 26, 2008, NQDC Plan assets and obligations were $65.6 million. On December 28, 2007, NQDC Plan assets and obligations were $74.8 million.

Investment income (loss) earned by the NQDC Plan is recorded within interest and other income, net, in our condensed consolidated statements of income. The investment income (loss) also represents an increase (decrease) in the future payout to employees and is treated as current period compensation expense. Income (loss) earned by the NQDC Plan does not impact, nor has it ever impacted, our income before income taxes, net income, or cash balances. The following table presents the net investment gains (loss) and corresponding compensation expense for the three and nine months ended September 26, 2008, and September 28, 2007.

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Increase (decrease) in income from operations:
Cost of sales	$48	$(8)	$145	$(67)
Research and development expenses	2,721	(1,381)	5,054	(3,518)
Selling, general, and administrative expenses	408	(784)	2,723	(2,779)

Net increase (decrease) in income from operations	$3,177	$(2,173)	$7,922	$(6,364)
Investment income (loss) included in interest and other income, net	$(3,177)	$2,173	$(7,922)	$6,364

Net impact on income before income taxes	$—	$—	$—	$—

Note 11 – Restructuring Charges

During the fourth quarter of fiscal 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan included elimination of 67 jobs and consolidation of excess facilities resulting in restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. The following table summarizes the significant activity within, and components of, our restructuring obligations as of September 26, 2008:

(In thousands)	Employee severance costs	Operating lease impairments	Other costs	Total
Balance of restructuring obligations at December 28, 2007	$2,619	$1,282	$360	$4,261
Cash payments	(1,959)	(157)	(188)	(2,304)

Restructuring obligations as of March 28, 2008	660	1,125	172	1,957
Cash payments	(403)	(184)	(34)	(621)
Other adjustments (3)	—	978	—	978

Restructuring obligations as of June 27, 2008	257	1,919	138	2,314
Cash payments	(229)	(569)	(31)	(829)
Other adjustments (4)		(526)	50	(476)

Restructuring obligations as of September 26, 2008	$28	$824	$157	1,009

		Less: Non current portion (1)		(290)

		Current (2)		$719

(1)	Included in Other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 26, 2008.

(2)	Included in Accrued liabilities in the accompanying condensed consolidated balance sheets as of September 26, 2008.

(3)	Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by overall deterioration of real estate market conditions arising since the fourth quarter of fiscal 2007 in markets affected by our restructuring plan.

(4)	Represents favorable adjustments associated with final settlement of our Hong Kong lease and other accrual adjustments.

Note 12 – Fair Value of Financial Instruments

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

The following table summarizes the valuation of our short-term investments and the financial instruments which were determined by using the following inputs as of September 26, 2008:

		Fair Value Measurements as of September 26, 2008
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Fixed income available-for-sale securities	$1,172,144	$1,168,368	(1)	$3,776	(2)
Trading securities held in deferred compensation plan assets	62,817	56,536		6,281
Forward foreign currency exchange contracts (3)	(603)	—		(603)

Total	$1,234,358	$1,224,904		$9,454

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheets as of September 26, 2008.

(2)	Included in Short-term investments in the accompanying condensed consolidated balance sheets as of September 26, 2008.

(3)	Included in Accrued liabilities in the accompanying condensed consolidated balance sheets as of September 26, 2008.

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

Note 13 – Legal Proceedings

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. On September 15, 2008, the plaintiffs voluntarily agreed to dismiss the case, and on September 18, 2008, the court entered an order dismissing the case.

Among the defendants that were named in these derivative actions were Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The first amended consolidated complaint included claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concerned the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

Note 14 – Subsequent Events

On October 13, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on December 1, 2008 to shareholders of record on November 10, 2008.

Subsequent to September 26, 2008, an increase and extension of the U.S. Federal Research & Development Tax Credit (R&D Tax Credit) was signed into law as part of the Emergency Economic Stabilization Act of 2008. The R&D Tax Credit has been extended two years through December 31, 2009. We are currently evaluating the impact of this extension on our provision for income taxes and will record the full year 2008 impact of the R&D Tax Credit in the fourth quarter of 2008.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. Critical accounting estimates related to revenue recognition are described below. For a discussion of our other critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2007.

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

We classify our products into three categories: New, Mainstream, and Mature and Other Products as follows:

•	New Products include the Stratix® II (and GX), Stratix III, Arria™, Cyclone® II, Cyclone III, MAX® II, HardCopy, and HardCopy II devices;

•	Mainstream Products include the Stratix (and GX), Cyclone, and MAX 3000A devices; and

•

Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories’ compositions are adjusted approximately every two to three years. New Products are primarily comprised of the company’s most advanced products. Customers select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products which are generally no longer design-win vehicles. Demand is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Our net sales of $356.8 million for the three months ended September 26, 2008 increased by $41.0 million, or 13%, over our net sales of $315.8 million for the three months ended September 28, 2007. Our net sales of $1,052.7 million for the nine months ended September 26, 2008 increased by $112.3 million, or 12%, over our net sales of $940.4 million for the nine months ended September 28, 2007. The year-over-year increase in net sales was due to growth in sales of our New Products, led by higher sales of our Stratix II, Stratix III, Cyclone II, Cyclone III, Max II and HardCopy II families.

Sales for the three and nine months ended September 26, 2008 were driven by strong double-digit growth in New Products, partially offset by declines in the Mainstream and Mature Product categories, and PLD expansion into new applications across all four major market segments, enabled by advances in technology and performance.

Sales by product category, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Nine Months Ended
	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
New	46%	35%	42%	52%	8%	43%	30%	61%
Mainstream	25%	29%	27%	-4%	-8%	26%	31%	-6%
Mature and Other	29%	36%	31%	-10%	-7%	31%	39%	-11%

Total Sales	100%	100%	100%	13%	-1%	100%	100%	12%

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

Sales by market segment, as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Nine Months Ended
	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
Communications	44%	40%	43%	24%	0%	43%	40%	20%
Industrial	36%	33%	35%	25%	4%	35%	35%	13%
Consumer	14%	18%	14%	-13%	-5%	14%	16%	1%
Computer and Storage	6%	9%	8%	-23%	-18%	8%	9%	-7%

Total Sales	100%	100%	100%	13%	-1%	100%	100%	12%

In the three and nine months ended September 26, 2008, sales in the Communications and Industrial segments advanced versus the comparable period in 2007, primarily as result of strong traction in ASIC and ASSP replacement. Additionally, prior year sales in these market segments were lower due to wide-spread customer inventory reduction programs. Sales in the Computer and Storage segment declined for the three months ended September 26, 2008 versus the comparable period in 2007, primarily as a result of customers ramping down older generation programs. Sales in the Computer and Storage segment declined for the nine months ended September 26, 2008 versus the comparable period in 2007, primarily as a result of inventory reductions and program transitions by customers. Sales in the Consumer segment declined for the three months ended September 26, 2008, when compared to the same period in 2007, primarily due to customer program transitions and a slowdown in the world-wide economy.

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Our other products consist of HardCopy, HardCopy II and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”). Sales of Other Products for the three and nine months ended September 26, 2008 decreased by 11% and 9%, respectively, when compared to the three and nine months ended September 28, 2007. These decreases were primarily attributable to customers ramping down older generation programs. Our sales of FPGAs and CPLDs, and Other Products as a percentage of total sales, as well as year-over-year and sequential growth or decline for the periods indicated, were as follows:

	Three Months Ended					Nine Months Ended
	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
FPGA	75%	70%	74%	20%	0%	74%	71%	16%
CPLD	17%	19%	18%	2%	-4%	18%	19%	6%
Other Products	8%	11%	8%	-11%	0%	8%	10%	-9%

Total Sales	100%	100%	100%	13%	-1%	100%	100%	12%

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

	Three Months Ended					Nine Months Ended
	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
North America	23%	22%	24%	17%	-7%	24%	22%	20%
Asia Pacific	35%	34%	35%	19%	3%	34%	33%	15%
Europe	23%	24%	23%	6%	-2%	23%	25%	4%
Japan	19%	20%	18%	6%	3%	19%	20%	8%

Total Sales	100%	100%	100%	13%	-1%	100%	100%	12%

Price Concessions and Product Returns from Distributors

We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources since the final price earned and cash received for our products varies based on the extent of high volume of product purchased by an end customer and individual competitive situation. For the nine months ended September 26, 2008 and September 28, 2007, total price concessions earned by distributors were $3.0 billion and $2.2 billion, respectively. Price concessions represent 70% and 71% of our list price for the nine months ended September 26, 2008 and September 28, 2007, respectively.

Our distributors have certain return rights, including stock rotation and return of defective and overstocked products, subject to certain limitations. Our stock rotation program generally allows distributors to return to Altera product, subject to certain limits based on a percentage of net billings for the six months immediately prior to the stock rotation. Such rights of return expire upon the products being resold by the distributor to end customers. For the nine months ended September 26, 2008 and September 28, 2007, returns from distributors totaled $89.7 million and $96.3 million, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 26, 2008	September 28, 2007	June 27, 2008	September 26, 2008	September 28, 2007
Gross Margin Percentage	67.1%	63.8%	67.1%	66.5%	64.7%

Gross margin percentages increased by 3.3 points to 67.1% for the three months ended September 26, 2008 compared to the same period in the prior year. Gross margin percentages increased by 1.8 points to 66.5% for the nine months ended September 26, 2008 compared to the same period in the prior year. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, the company is targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Stock-based compensation expense recognized during the three and nine months ended September 26, 2008 and September 28, 2007 did not have a significant impact on our gross margin.

Research and Development

	Three Months Ended					Nine Months Ended
($ in millions)	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
Research and Development	$61.4	$71.4	$64.2	-14%	-4%	$183.8	$192.9	-5%
Percentage of Net Sales	17%	23%	18%			17%	21%

Research and development expenses include expenditures for compensation and benefits, stock-based compensation expense, masks, prototype wafers, depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores. Also included in research and development expenses is the mark-to-market impact of the Altera Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which consisted of a $2.7 million and $5.1 million benefit for the three and nine months ended September 26, 2008, as compared to a $1.4 million and $3.5 million expense for the same periods in 2007. This mark-to-market impact of the NQDC Plan is completely offset in interest and other income, net.

Research and development expenses for the three months ended September 26, 2008 decreased by $10.0 million, or 14%, when compared to the three months ended September 28, 2007. This decrease was attributable to a $9.7 million decrease in spending on masks and wafers and a $4.1 million decrease in the mark-to-market impact of our NQDC Plan noted above. These decreases were partially offset by a $3.1 million increase in compensation and benefits.

Research and development expenses for the nine months ended September 26, 2008 decreased by $9.1 million, or 5%, when compared to the nine months ended September 28, 2007. This decrease was attributable to a $14.9 million decrease in spending on masks and wafers and an $8.6 million decrease in the mark-to-market impact of our NQDC Plan noted above. These decreases were partially offset by a $3.8 million increase in spending on prototypes and a $9.4 million increase in compensation and benefits.

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

Selling, General, and Administrative

	Three Months Ended					Nine Months Ended
($ in millions)	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
Selling, General and Administrative	$64.9	$66.1	$64.0	-2%	1%	$189.9	$205.7	-8%
Percentage of Net Sales	18%	21%	18%			18%	22%

Selling, general, and administrative expenses primarily include compensation and benefits related to sales, marketing, and administrative personnel as well as stock-based compensation expense, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses. Also included in selling, general, and administrative expenses is the mark-to-market impact of our NQDC Plan, which consisted of a $0.4 million and $2.7 million benefit for the three and nine months ended September 26, 2008, as compared to a $0.8 million and $2.8 million expense for the same periods in 2007. The mark-to-market impact of the NQDC Plan is completely offset in interest and other income, net.

Selling, general, and administrative expenses for the three months ended September 26, 2008 decreased by $1.2 million, or 2%, when compared to the three months ended September 28, 2007. This decrease was primarily due to a $2.5 million decrease in spending on consulting and outside services, a $1.3 million decrease in stock-based compensation expense as a result of headcount reductions and a $1.2 million decrease in the mark-to-market impact of our NQDC Plan noted above. These decreases were partially offset by a $2.8 million increase in commission expense due to non-recurring charges related to the elimination of some external sales representatives and certain employee termination costs.

Selling, general, and administrative expenses for the nine months ended September 26, 2008 decreased by $15.8 million, or 8%, when compared to the nine months ended September 28, 2007. This decrease was primarily due to our ongoing efforts to increase efficiency and reduce costs by reducing headcount, consulting services and stock-based compensation expense. Selling, general, and administrative expenses for the nine months ended September 26, 2008 were also favorably affected by $5.5 million associated with the mark-to-market impact of our NQDC Plan noted above. Consulting costs for the nine months ended September 26, 2008 decreased by $5.6 million, as compared to the same period in 2007. The decrease in consulting costs was primarily due to the absence in 2008 of costs incurred in 2007 related to the implementation of our enterprise resource planning (“ERP”) system. In addition, stock-based compensation expense decreased by $3.8 million for the nine months ended September 26, 2008 as compared to the same period in 2007.

Interest and Other Income

	Three Months Ended					Nine Months Ended
($ in millions)	September 26, 2008	September 28, 2007	June 27, 2008	Year- Over-Year Change	Sequential Change	September 26, 2008	September 28, 2007	Year- Over-Year Change
Interest and other income, excluding NQDC	$7.5	$14.1	$7.5			$24.2	$45.2
NQDC mark-to-market	(3.2)	2.2	0.3			(7.9)	6.4

Interest and other income, net	4.3	16.3	7.8			16.3	51.6
Interest expense	(4.0)	(0.1)	(3.9)			(11.0)	(0.3)

Total other income	$0.3	$16.2	$3.9	-98%	-92%	$5.3	$51.3	-90%

Percentage of Net Sales	0%	5%	1%			1%	5%

Interest and other income, net, consists mainly of interest income generated from investments in high-quality fixed income securities, as well as the mark-to-market impact of our NQDC Plan. The year-over-year decrease in interest and other income, excluding NQDC, for the three and nine months ended September 26, 2008 was driven primarily by a decrease in interest income as a result of lower interest rates and cash balances. The gains and losses arising from changes in the mark-to-market values of assets held under our NQDC plan are offset by corresponding amounts in operating expenses. See Note 10 – Nonqualified Deferred Compensation Plan for a detailed breakdown of the offsetting effects on operating expenses.

Interest expense for the three and nine months ended September 26, 2008 increased compared to the same periods in 2007 as a result of the outstanding borrowings under our long term credit facility. See Note 5 – Long-term Credit Facility.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended September 26, 2008 was 16.5%, compared with 14.0% for the three and nine months ended September 28, 2007. The increase in our effective tax rate was primarily due to the expiration of the federal research and development credit. See further discussion of the federal research and development credit in the Subsequent Events section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained herein. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory rate.

As of September 26, 2008, we had $174.5 million of unrecognized tax benefits after a payment of $18.0 million to the IRS during the three months ended September 26, 2008. For the remaining liability, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Financial Condition, Liquidity, and Capital Resources

(in thousands)	September 26, 2008	December 28, 2007
Cash and cash equivalents	$1,279,396	$890,095
Short-term investments	3,776	131,284

Total cash, cash equivalents, and investments	$1,283,172	$1,021,379

	Nine Months Ended
(in thousands)	September 26, 2008	September 28, 2007
Net cash provided by operating activities	$341,436	$195,579
Net cash provided by investing activities	108,682	350,824
Net cash used for financing activities	(60,817)	(582,967)

Net increase (decrease) in cash and cash equivalents	$389,301	$(36,564)

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

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”). As of September 26, 2008, we have borrowed $500 million using this Facility. We classified the Facility as long term as of September 26, 2008. The interest rate as of September 26, 2008 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of September 26, 2008. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of September 26, 2008, we were in compliance with all such covenants. See Note 5 – Long-term Credit Facility for further discussion of the Facility.

During the nine months ended September 26, 2008, we spent $319.0 million to repurchase shares of our common stock, compared to $717.1 million for the nine months ended September 28, 2007. We spent $28.9 million on capital expenditures during the nine months ended September 26, 2008, compared to $21.6 million in the nine months ended September 28, 2007. Capital expenditures increased mainly due to approximately $15.9 million of non-recurring expenditures associated with the construction of a new office building in Penang, Malaysia, partially offset by the absence in 2008 of capital expenditures associated with the implementation of our enterprise resource planning system that became operational in July 2007. We plan to spend approximately $22.0 million for the construction of the building adjacent to our current facility in Penang. Completion of the building is expected during the first quarter of fiscal 2009.

We also plan to use a portion of our available capital to repurchase shares of our common stock.

During the nine months ended September 26, 2008, we paid out cash dividends of $42.4 million compared to $27.9 million for the nine months ended September 28, 2007. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

Cash Flows

Our positive cash flows from operating activities for the nine months ended September 26, 2008 were primarily attributable to net income of $276.6 million, adjusted for non-cash items including stock-based compensation expense of $34.9 million and depreciation and amortization of $22.3 million. Significant non-cash working capital changes included a $19.3 million increase in Deferred income and allowances on sales to distributors, substantially offset by a $22.4 million increase in Accounts receivable, net, and a $14.0 million increase in accounts payable and other liabilities.

As discussed in Note 1 to our condensed consolidated financial statements as of and for the nine months ended September 26, 2008, sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Accordingly, increases in accounts receivable, associated with higher billings are generally offset by corresponding increases in deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, and revenue recognition may result in temporary interruption to the normal relationship between these two accounts.

The $22.4 million increase in Accounts receivable, net, principally relates to increased shipments to distributors and OEMs associated with an upward trend in demand for our products in September 2008 compared to December 2007. Consistent with the dynamics described above, Deferred income and allowances on sales to distributors increased by $19.3 million during the nine months ended September 26, 2008, based on our practice of deferring such amounts until products are resold by the distributor. The net increase of $3.0 million, representing a use of cash in our condensed consolidated statement of cash flows for the nine months ended September 26, 2008, relates to factors associated with timing, as described above. Activity affecting Deferred income and allowances on sales to distributors for the nine months ended September 26, 2008 is presented in Note 2 to the condensed consolidated financial statements presented herewith.

Cash provided by investing activities for the nine months ended September 26, 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $127.3 million and sale of land for $9.1 million, partially offset by purchases of property and equipment of $28.9 million.

Cash used for financing activities for the nine months ended September 26, 2008 primarily consisted of repurchases of our common stock of $319.0 million and cash dividend payments of $42.4 million, partially offset by proceeds of our long-term credit facility of $250.0 million and $47.6 million from the issuance of common stock to employees through stock option exercises.

Purchase Obligations; Commitments and Contingencies

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 26, 2008, we had approximately $125.4 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no material changes to our operating lease obligations since our 2007 fiscal year end. The balance of our capital lease obligations included in our condensed consolidated balance sheets was $10.1 million as of September 26, 2008 and $1.3 million as of December 28, 2007. Amortization expense related to assets acquired under capital leases was $4.2 million for the nine months ended September 26, 2008.

In addition to these lease and purchase obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be significant to our consolidated financial position or operating results.

As of September 26, 2008, we had $174.5 million of unrecognized tax benefits after a payment of $18.0 million to the IRS during the three months ended September 26, 2008. For the remaining liability, the company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Impact of Currency Translation and Inflation

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches that have assets and liabilities in local currencies, the impact of the remeasurement of these local currencies into U.S. dollars for the nine months ended September 26, 2008 was insignificant. We have entered into forward foreign exchange contracts. As of September 26, 2008, we had three outstanding forward contracts with a total notional value of $13.3 million to purchase Malaysian Ringgits. These contracts mature prior to December 31, 2008 and are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. There was no significant realized loss from the settlement of the forward contracts for the three and nine months ended September 26, 2008. We do not enter into foreign exchange transactions for trading or speculative purposes.

Common Stock Repurchases

Shares repurchased for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Shares repurchased	2,080	10,763	17,634	32,008
Cost of shares repurchased	$42,348	$255,455	$319,028	$717,056
Average price per share	$20.36	$23.73	$18.09	$22.40

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities.

Subsequent Events

On October 13, 2008, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on December 1, 2008 to shareholders of record on November 10, 2008.

Subsequent to September 26, 2008, an increase and extension of the U.S. Federal Research & Development Tax Credit (R&D Tax Credit) was signed into law as part of the Emergency Economic Stabilization Act of 2008. The R&D Tax Credit has been extended two years through December 31, 2009. We are currently evaluating the impact of this extension on our provision for income taxes and will record the full year 2008 impact of the R&D Tax Credit in the fourth quarter of 2008.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007 we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheets, statements of income or cash flows. See Note 12 – Fair Value of Financial Instruments.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio and long-term credit facility. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.3 billion as of September 26, 2008. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility at September 26, 2008 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of September 26, 2008 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of September 26, 2008.

Our consolidated operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on the Facility in any given period. Due to the variable interest rate on our Facility, the fair value of the Facility would not likely be materially affected by any future changes in the interest rates.

Foreign Currency Risk

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has been insignificant. As of September 26, 2008, we had three outstanding forward contracts with a total notional value of $13.3 million to purchase Malaysian Ringgits. These contracts are intended to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. If foreign currency rates were to fluctuate by 10% from rates at September 26, 2008, our consolidated financial position, operating results and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

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

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. On September 15, 2008, the plaintiffs voluntarily agreed to dismiss the case, and on September 18, 2008, the court entered an order dismissing the case.

Among the defendants that were named in these derivative actions were Altera Corporation as a nominal defendant and the following current and former officers and directors of Altera: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Katherine E. Schuelke, John R. Fitzhenry, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. The first amended consolidated complaint included claims for violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, corporate waste, gross mismanagement, unjust enrichment, abuse of control, insider selling and misappropriation of information, rescission, accounting, and violations of California Corporation Code sections 25402 and 25502.5. Plaintiffs’ claims concerned the granting of stock options by Altera between 1995 and 2001 and the alleged filing of false and misleading financial statements between 1996 and 2005.

ITEM 1A:	Risk Factors

Except as described below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007, which is incorporated herein by reference.

Our financial results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. The semiconductor industry has been significantly impacted in the past by economic downturns and business contractions in the market segments in which we operate. The down cycles can result in significant reductions in sales demand and excess customer inventories. In addition, we may experience inventory write-downs, especially if our inventory becomes out-of-mix with, or excess to, customer demand.

In recent months, global financial markets have experienced significant disruption. The current tightening of credit in financial markets may adversely affect the ability of distributors or their customers (original manufacturers or subcontract manufacturers) to obtain financing for significant purchases and operations and could affect demand for our products. In addition to reductions in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline.

As further described in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007, we depend entirely on independent subcontractors to supply us with finished silicon wafers and to assemble, test and ship our semiconductor products. The tightening of global credit markets may adversely affect the ability of our suppliers to obtain financing for operations. If our subcontractors’ capital structures weaken, they may fail to satisfy our demand and our business could be materially disrupted.

Our operating cash flows are highly dependent on the continued collection of receivables and the ability to sell inventories. Continued declines in overall economic conditions could lead to deterioration in the quality of our receivables. If global economic and market conditions remain uncertain or persist, spread or deteriorate further, we could experience a material impact on our business, financial condition or results of operations.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2007 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

(c) Issuer Purchases of Equity Securities

During the third quarter of 2008, we repurchased shares of our common stock as follows:

Period (Shares presented in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
6/28/08-7/25/08	875	$19.71	875	14,900
7/26/08-8/22/08	366	$21.68	366	14,534
8/23/08-9/26/08	839	$20.47	839	13,695

	2,080		2,080

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares of our common stock under the program announced on July 15, 1996 that has no specified expiration. As of September 26, 2008, the board of directors has authorized, since the inception of the program, a total of 183.0 million shares for repurchase. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we do not intend to make further purchases.

ITEM 6:	Exhibits

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect. (1)

#10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 29, 2008.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	By-laws of the Registrant, as currently in effect. (1)

#10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 29, 2008.
#	Filed herewith.