Form 10-K
period 2008-12-31
ALTERA CORP
filed 2009-02-25
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.        Large accelerated filer ☒        Accelerated filer ☐

Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,356,949,023 as of June 27, 2008 based upon the closing sale price on the NASDAQ Global Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

There were 293,287,962 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders which will be held on May 12, 2009 at 1:30 p.m. local time, at Altera’s offices at 101 Innovation Drive, San Jose, California.

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

▪	the commercial success of our new products (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	our market share in relation to competitors (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	our research and development costs and efforts (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”);

▪	the risk of exposure to product liability claims (see “Item 1A: Risk Factors – We may be subject to product liability claims”);

▪	our plan to continue making purchases under the stock purchase program (see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”);

▪

the growth of our revenues generally and revenues from specific products such as HardCopy® devices (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	our ability to weather the current economic downturn (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪	projections regarding if and when certain product sales may peak or decline (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview”);

▪

our gross margins and factors that affect gross margins (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”);

▪

our provision for tax liabilities and other critical accounting estimates (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”);

▪	our capital expenditures (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, Credit Facility and Capital Resources”);

▪	our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates (see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk”);

▪

future payments required pursuant to other agreements and commitments (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” and “Note 8 – Commitments and Contingencies to our consolidated financial statements”).

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

PART I

ITEM 1.	BUSINESS

Founded in 1983, Altera Corporation is a leading supplier of programmable semiconductors and related products that enable electronic systems companies to rapidly and cost-effectively innovate and differentiate in their markets. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Market under the symbol ALTR.

Altera designs, manufactures, and markets a variety of products:

▪

Programmable logic devices (PLDs), which consist of field-programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

▪

HardCopy application-specific integrated circuits (ASICs) transition customer designs from high-density FPGAs to low-cost non-programmable implementations for volume production. Because they are customized only on the last few mask layers, HardCopy ASICs deliver performance that can be an alternative to traditional ASICs, but with reduced development costs and shorter production lead times.

▪	Pre-defined design building blocks, known as intellectual property (IP) cores, can be licensed by customers to add standard functions to their PLD designs.

▪

Customers develop, compile, and verify their designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations.

We were one of the first suppliers of complementary metal oxide semiconductor (CMOS) PLDs and are currently a global leader in this market. Our broad range of PLDs offer unique features as well as differing densities and performance specifications, and serve a wide range of customers within the communications, computer and storage, consumer, and industrial market segments. An overview of typical PLD applications within these markets is shown in the table below.

MARKET SEGMENT	MARKET SUB-SEGMENT	APPLICATION/PRODUCT
COMMUNICATIONS	NETWORKING	• Routers • Switches
	WIRELINE	• Access Systems • Metropolitan Area Networks • Optical Networks
	WIRELESS	• Cellular Basestations • Wireless Local Area Networks (LANs)
COMPUTER AND STORAGE	COMPUTER	• Mainframes • Servers
	OFFICE AUTOMATION	• Copiers • Multi-Function Peripherals • Printers
	STORAGE	• Redundant Array of Inexpensive Disks (RAID) Systems • Storage Area Networks (SANs)
CONSUMER	BROADCAST	• Broadcasting Equipment • Studio Editing Equipment • Satellite Equipment
	ENTERTAINMENT	• Cable Set-Top Boxes • Flat-Panel Televisions
INDUSTRIAL	AUTOMOTIVE	• Car Entertainment Systems • Navigation Systems
	MEDICAL	• Medical Imaging & Diagnostic Systems • Patient Monitoring Systems
	MILITARY	• Guidance and Control Systems • Radar Systems • Secure Communications Systems
	TEST & MEASUREMENT	• Communications Test Equipment • Oscilloscopes • Semiconductor Test Equipment
	OTHER	• Card Readers • Energy Management Systems • Manufacturing Equipment • Surveillance Systems

Digital Logic Overview

Most electronic systems use three types of digital integrated circuits:

▪	Processors, which include microprocessors, microcontrollers, and digital signal processors, control central computing tasks and signal processing.

▪	Memory stores programming instructions and data.

▪	Logic manages the interchange and manipulation of digital signals within a system.

System designers typically use some standard architectures to meet their processor and memory needs, but need a wide variety of logic circuits to differentiate their end products. Most applications use one or more of the following types of logic in their designs:

▪

ASICs – Often referred to as standard cells, ASICs are manufactured with custom designs created by the customer. As a result, each ASIC has a fixed function used by a single customer in a single application.

▪

Application-specific standard products (ASSPs) – ASSPs are standard devices that usually cannot be customized by the end user. In contrast to an ASIC, which is built for a single customer, an ASSP is built for a specific type of application targeted to a small number of customers. ASSPs are sometimes described as ASICs developed for multiple customers.

▪

PLDs – Unlike ASICs and ASSPs, PLDs are standard products that can be customized for a wide range of applications. As a result, PLDs are typically sold to hundreds or thousands of customers. This flexibility offers many advantages, including simple design changes, shorter design cycles, and lower development costs.

In a broad sense, these products compete with each other as they may be used in the same types of applications in electronic systems. However, differences in cost, performance, density, flexibility, ease of use, and time to market dictate how much they directly compete for particular applications. The table below summarizes key characteristics of ASICs, ASSPs, and PLDs.

	ASIC	ASSP	PLD
CUSTOMIZABLE	Yes, by chip fabrication facility	No	Yes, by end user
ERASABILITY/REPROGRAMMABILITY	No	No	Yes
RELATIVE TIME TO MARKET	Slow	Immediate	Fast
RELATIVE UNIT COST	Low	Moderate	Moderate to high
CUSTOMER’S DEVELOPMENT COST	High	Low	Moderate
FIELD UPGRADABILITY	No	No	Yes

PLDs vs. ASICs

In contrast to ASICs, PLD designs are programmed directly into the PLD. This means that the PLD is fully functional and verified when the design is completed, avoiding the lengthy and complex cycles required to verify and fabricate ASICs. This user programmability allows PLD customers to test and revise their designs quickly and with minimal development cost. In addition to these ease-of-use and time-to-market advantages, PLDs can be upgraded in the field, which allows customers to modify the PLD design after the electronic system has been shipped. These advantages, however, come at a cost. Programmability requires a larger die size, which typically translates into a higher per-unit cost when compared to ASICs. As a result, unit volume for PLDs is typically lower than for ASICs.

ASICs offer more optimized chip performance and lower per-unit costs than PLDs, which means that they are generally viewed as a more cost-effective option for large-volume, low-cost applications such as consumer electronics. However, they require high up-front costs for design, verification, and mask development, known as non-recurring engineering (NRE) costs, that make sense only for very high volumes. NRE costs for ASICs can range from the hundreds of thousands to multi-million dollar costs.

Some customers prototype with PLDs for their time-to-market benefits and then redesign to an ASIC to reduce costs as volume increases. While redesigns have always been part of the PLD business, we believe that three trends increasingly drive customers to use PLDs for their systems’ entire life cycle:

▪	Lower price premiums for PLDs compared to ASICs

▪	Shorter life cycles of many electronic systems

▪	Increased failure risk and higher NRE costs of ASICs

PLDs vs. ASSPs

Customers use ASSPs when they need specific fixed functions with little differentiation, for example when implementing certain electronic industry standards. However, ASSPs have fixed functionality, which limits the range of applications they can address. In contrast to ASSPs, PLD flexibility allows customers to define functionality to suit their needs, rather than restrict their system architecture based on ASSP manufacturer specifications. Furthermore, PLD designers can add IP design blocks to execute standardized functions otherwise performed by ASSPs.

Technology Evolution Benefits PLDs

As chip manufacturing technology becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. The cost and time for us to develop a PLD is comparable to developing an ASIC or ASSP, but since each of our PLDs is sold to hundreds or thousands of customers, our development costs are spread across a wide customer base.

In contrast, ASIC and ASSP suppliers build fixed custom chips for a single customer or application. Because it is increasingly difficult to identify opportunities that generate enough revenue to compensate for the high development costs, ASIC suppliers may impose higher up-front costs and minimum order quantities on customers, and ASSP manufacturers may choose to develop fewer products. Some ASIC and ASSP suppliers may also choose to use non-leading-edge process technology for new designs to reduce costs. For most current designs, PLD process technology is typically two or three process generations more advanced than ASIC and ASSP process technology. While using lagging process technology helps reduce ASIC development cost, it also lessens the ASIC device cost and performance advantage relative to a PLD developed on a more advanced process technology. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and may drive the further adoption of PLDs.

Strategy and Competition

We believe that the increasing cost of advanced chip manufacturing technology drives the development and use of standard programmable digital integrated circuits. As with microprocessors and memory, PLDs provide the flexibility for the customer to define and change circuits without incurring the cost, risk, and delays of custom chip fabrication. Consequently, we believe that, despite their higher per-unit cost, customers will increasingly use PLDs not only for prototyping, but also for production quantities rather than ASICs or ASSPs.

To capture a larger share of the chips purchased by our customers, we focus on providing the most advanced programmable solutions:

▪	PLDs with the speed, density, low power consumption, functionality, and package types to meet customer needs

▪	PLDs optimized for low-cost and high-volume applications

▪	HardCopy ASICs to enable our customers to move easily from our largest PLDs to a low-cost ASIC

▪	Optimized, pre-verified system-level IP cores to speed the design process

▪	State-of-the-art development tools that offer low cost, ease of use, and compatibility with other industry-standard electronic design automation (EDA) tools

▪	A complete customer support system

We believe that our greatest growth opportunity is displacing ASICs and ASSPs. As a result, our strategy in recent years has not only been to add more prototyping customers, but more importantly, to use cost-optimized products to increase our penetration into high-volume applications and end markets. PLD vendors have innovated and used the most advanced process technology to rapidly reduce PLD cost structure and power consumption while increasing device speed and density. This makes programmable logic an increasingly competitive alternative to ASICs and ASSPs and will increase the use of PLDs.

We compete with other PLD vendors to realize this opportunity and for market share within the PLD market. Using publicly available data and information obtained from Gartner Dataquest, we estimate that two vendors – Altera and

Xilinx, Inc. – account for 86% of the total PLD market. The smaller vendors, including Lattice Semiconductor Corporation and Actel Corporation, together represent approximately 14% of the PLD market.

Two distinct sub-segments of the PLD market, CPLDs and FPGAs, comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now cover approximately 78% of total PLD sales, and are expected to continue to be the fastest growing segment of the PLD market. Based on our estimates, we believe that our share of the FPGA market increased from 29% in 2003 to 34% in 2008, and that maintaining or increasing our FPGA market share is important to our long-term growth.

Competition among PLD vendors is most intense in the “design-win” phase of the customer’s design, when customers select products for use in their systems. Because each vendor’s products are proprietary, the cost to switch PLDs after a system has been designed and prototyped is very high. Therefore, customers rarely switch PLD vendors after the initial selection for a particular design. From the time a design win is secured, it can be two or more years before the customer starts volume purchases of our devices. Typically, the customer selects the PLD vendor relatively early in the design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage to a shift in PLD market share, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success or timing of a customer’s product, and because the end markets are so fragmented (we have over 13,000 PLD customers), it is difficult even for PLD vendors to gauge their competitive strength in winning designs at a particular point in time.

Principal competitive factors in the PLD market include:

▪	Technical innovation

▪	Device performance, power consumption, and features

▪	Capability and productivity of software development tools and IP cores

▪	Pricing and availability

▪	Quality and reliability

▪	Technical service and customer support

▪	Manufacturing and operational competence

▪	Customer familiarity with existing vendors and entrenched products

We believe that we compete favorably with respect to these factors and that our proprietary device architecture and installed base of software development systems provides some competitive advantage. Because of unique architectural innovation and advanced technologies, our new product families provide greater functionality and lower power consumption at a lower price for any given density compared to their predecessors.

We also believe that our new product families compete favorably against ASICs and ASSPs, as well as against other types of chips such as microcontrollers, microprocessors, and digital signal processors. Designers can add some of the functionality of these other chips to PLDs using pre-built and pre-verified IP cores. An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips. A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

As is true of the semiconductor industry as a whole, the digital logic segment and the PLD sub-segment are intensely competitive, and each successive product generation is characterized by rapid technological change and price decline. All of these factors may adversely affect our future operating results. For a discussion of risk factors associated with our strategy and competition, see “Item 1A: Risk Factors” – “Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects” and “Our failure to define, develop, and manufacture technologically advanced products would adversely affect the success and growth of our company.”

Products

Our products consist primarily of devices, IP cores, and proprietary development tools. A brief overview of these products follows.

DEVICES

Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:

▪	FPGAs

▪	CPLDs

▪	Low-cost HardCopy ASICs

▪	Configuration devices that store the programming code for our FPGAs

Our percentage of sales by product category is as follows:

Product	2008	2007	2006

FPGAs	74%	71%	71%

CPLDs	18%	19%	19%

Other products*	8%	10%	10%

*	Includes HardCopy ASICs, configuration devices, IP cores, and development tools

Each device family has unique functional benefits and different density and performance specifications. Some of our latest device families, typically designed into new equipment, are summarized and described below. While our more mature device families still contribute significantly to our total revenue, they are generally not designed into our customers’ products today, so their descriptions have been omitted for brevity.

Stratix III and Stratix IV High-End, System-Level FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications in the communications, computing and storage, consumer, and industrial markets. Stratix FPGAs provide high logic density and performance and low power consumption, while offering high speed and flexible embedded system functionality such as memory and digital signal processing (DSP) blocks. Additionally, our Stratix IV GX FPGAs offer advanced transceiver capabilities for applications that require reliable, multi-gigabit data transfer rates. Our Stratix IV series FPGAs are built using advanced 40-nm process technology.

Cyclone II and Cyclone III Low-Cost, High-Volume FPGAs

Our Cyclone® product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications across an array of communications, computing and storage, consumer, and industrial markets. Our Cyclone III family uses low-power process technology to meet market requirements for low power consumption. Architectural innovation allows Cyclone FPGAs to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications across all our markets in areas such as digital set-top boxes, DVD player/recorder systems, automotive telematics, flat-panel televisions, military applications and wireless communications equipment.

Arria GX Low-Cost, Transceiver-Equipped FPGAs

Our Arria® product family is built using advanced CMOS process technology and enables a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Arria GX FPGAs offer best-in-class signal integrity, providing designers a risk-free solution for next-generation high-bandwidth systems in the communications, storage, computer, and industrial markets.

MAX II CPLDs

Our MAX® families are instant-on, non-volatile CPLDs used in high-speed glue logic functions for a broad range of electronics equipment in the communications, computing and storage, consumer, and industrial markets. “Glue logic”

permits multiple subsystem components to interact. Our MAX II CPLDs have a revolutionary architecture that reduces costs by 50% or more, consumes 90% less power, and increases performance by as much as 50% over the previous-generation MAX family. For the most demanding low-power and battery-operated portable applications, our MAX IIZ CPLDs offer microamp standby current in ultra-small-chip packaging.

HardCopy ASICs

Our HardCopy ASICs offer customers a migration path from the highest density FPGA families to a low-cost ASIC for high-volume production. For a given process technology, HardCopy ASICs deliver nearly the performance of comparable cell-based ASICs, but with reduced development costs and shorter production lead-times.

In contrast to traditional cell-based ASICs, in which every mask layer is custom and unique to the customer’s design, our HardCopy ASICs share a common set of base layers so only the last few mask layers are customized to implement the customer’s design. By removing the configuration circuitry, programmable routing, and programmability for logic and memory, we reduce the die size and therefore device cost, but deliver functionality, performance and power characteristics that are equivalent or more favorable to that of an FPGA.

As a result, customers get the flexibility and time-to-market advantages of a high-density FPGA during the prototyping and early production phases, and then seamlessly convert the design to a HardCopy ASIC for high volume. This allows HardCopy ASICs to be used in high-volume cost-sensitive applications historically served by traditional cell-based ASICs.

INTELLECTUAL PROPERTY CORES

IP cores are pre-verified building blocks that execute standard system-level functions. Customers integrate IP cores in their PLD designs with our proprietary development software. Soft IP cores available for use in our devices include our Nios® series of embedded processors, our portfolio of MegaCore® functions that we license to our customers, and our Altera Megafunction Partners Program (AMPPSM) cores, which are pre-verified by us and licensed to our customers by third parties.

The Nios series of embedded processors use a reduced instruction-set computing (RISC) architecture and can be efficiently used in our FPGAs as a cost-competitive and flexible alternative to discrete microcontroller solutions. The Nios series of embedded processors compete favorably with many discrete microcontrollers.

With IP cores, system designers can focus more time and energy on improving and differentiating the unique aspects of their system designs, rather than spending time designing common off-the-shelf functions. IP cores are essential to providing solutions with higher levels of integration and faster time to market. Today, we offer a broad range of soft IP cores for DSP algorithms, bus interfaces, memory controllers, telecommunications, data communications, microprocessors, and peripherals. Before licensing a soft IP core, customers can download an encrypted soft IP core from our website and verify that it works in their own system designs. While licensing soft IP cores represents a small portion of our total revenues, we believe a broad product offering in this area is necessary to compete with ASIC and ASSP vendors as well as other PLD vendors.

DEVELOPMENT TOOLS

To enhance engineering productivity, customers use our proprietary development tools, consisting primarily of the Quartus® II software, for design entry, design compilation, design verification, and device programming.

Designers can use our development tools on a variety of computing platforms – including Microsoft Windows, UNIX (including Solaris and HP-UX), and Linux operating environments – with built-in interfaces to many industry-standard EDA tools offered by Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and others.

Like IP cores, our development tools generate less than 10% of our total revenues, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against PLD, ASIC, and ASSP vendors.

Research and Development

Our research and development activities focus primarily on PLDs, IP cores, development software, and hardware. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of new families during recent years, including the Stratix IV, Stratix IV GX, Stratix III, Stratix II, Stratix II GX, Cyclone III, Cyclone II, Arria GX, MAX IIZ, MAX II, HardCopy IV, HardCopy III, and HardCopy II device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.

Our research and development costs, which are charged to expense as incurred, were $257.7 million in 2008, $261.8 million in 2007, and $246.1 million in 2006. We intend to continue investing in research and development to develop and achieve market acceptance of our new products. For a discussion of risk factors associated with our research and development efforts, see “Item 1A: Risk Factors” – “Our failure to define, develop, and manufacture technologically advanced products would adversely affect the success and growth of our company.”

Patents, Trademarks, and Licenses

We rely on intellectual property law – including patent, copyright, trademark, and trade secret laws – to establish and maintain our proprietary rights in products and technology, and have increased our investment in intellectual property protection in the last several years. Activities include:

▪	Patents – As of December 31, 2008, we owned more than 1,800 United States and 200 foreign patents. We also had more than 1,100 patent applications currently pending worldwide.

▪

Trademarks – We use, register, and apply to register certain trademarks and service marks to distinguish our products, technologies, and services from those of our competitors in the United States and foreign countries.

▪

Product registrations – We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs. When appropriate, we file lawsuits to protect our intellectual property rights.

We have also licensed technology that allows us to design, manufacture, and sell products using certain intellectual property owned by others. Although we believe that protection afforded by our intellectual property rights has value, the rapidly changing technology in the semiconductor industry makes our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on our patent, trademark, or other proprietary rights. For a discussion of risk factors associated with our patents, trademarks, and licenses, see “Item 1A: Risk Factors” – “The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position” and “Intellectual property infringement claims could adversely affect our ability to manufacture and market our products.”

Marketing and Sales

We market our products worldwide through a network of distributors, independent sales representatives, and direct sales personnel. We add or remove independent sales representatives or distributors from our selling organization as we deem appropriate.

ALTERA DISTRIBUTORS

In all of the major geographic markets that we serve, we work with distributors to provide demand creation for the broad customer base and order-fulfillment services for most of our customers. These distributors are franchised by component manufacturers to sell a wide variety of products to many customers, and they may sell competing products or solutions. We have contracts with our distributors that can be terminated by either party upon notice.

All of our distributors stock inventory of our products. Distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss transfer upon shipment from our stocking locations, which are located in the Asia Pacific region at the independent subcontractors we employ for test and assembly services or at our warehouse in San Jose. When products are shipped to a distributor, we defer revenue on the sale until the distributor sells the products in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption Deferred income and allowances on sales to distributors. All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see Note 2 – Significant Accounting Policies – Revenue Recognition to our consolidated financial statements.

Our sales cycle begins with a “design-win” phase, which can be lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. Once customer demand has been created and a design is ready to move to prototyping or production, the order-fulfillment process begins. Whether Altera, an independent sales representative, or the distributor created the demand, a local distributor will process and fulfill over 90% of all customer orders. Our distributors are the legal sellers of the products and therefore bear all risks related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, and foreign currency fluctuations.

Our distributors periodically return certain amounts of unsold product and receive price concessions for unsold product if we reduce prices. For high-volume or competitive situations, we often provide price concessions to our distributors. Typically, a customer purchasing a small quantity of product from a distributor will pay list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often negotiate a substantial price discount from the distributor. Under these circumstances, the distributor will often negotiate and receive a price concession from Altera. These price concessions are negotiated in U.S. dollars. Average aggregate price concessions paid typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing. This is a standard practice in the semiconductor industry, and we provide some level of price concession to every distributor.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resale of Altera products. For the fiscal year ended December 31, 2008, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 91% of total sales. Arrow Electronics, Inc. (Arrow), our largest distributor, accounted for 46% of total worldwide sales in 2008, 45% in 2007, and 47% in 2006. Our second largest distributor, Altima Corporation, located in Japan, accounted for 14% of total sales in 2008, 13% in 2007, and 15% in 2006. No other distributor accounted for more than 10% of total sales in 2008, 2007, or 2006.

For a discussion of the risk factors associated with our distribution model, see “Item 1A: Risk Factors” – “We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected would materially reduce our future sales” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.” See also Note 2 – Significant Accounting Policies – Concentrations of Credit Risk, Significant Customers and Key Suppliers to our consolidated financial statements.

ALTERA SALES, MARKETING, AND CUSTOMER SUPPORT

Altera has a dedicated global sales and marketing organization to create customer demand and manage our network of distributors and independent sales representatives. We focus our direct demand creation efforts on a limited number of key accounts, and provide technical, business, and marketing support to distributors and independent sales representatives. Independent sales representatives, who are mostly located in North America and in select European countries, create demand and provide customer support in a defined territory and often with a defined set of customers. They do not stock inventory or fulfill orders. All of our contracts with independent sales representatives can be terminated by either party upon notice.

Customer support and service are important to selling and marketing our products. We provide several levels of technical support, including application assistance, design services, and customer training. We also publish data sheets and application notes, conduct technical seminars, and provide design assistance to the customer via the Internet and electronic links.

We have domestic sales offices in numerous major metropolitan areas throughout the United States, and maintain international sales support offices in Bangalore, Beijing, Cork, Chengdu, Helsinki, Hong Kong, London, Munich, Osaka, Ottawa, Paris, Seoul, Shanghai, Shenzhen, Singapore, Stockholm, Taipei, Tokyo, and Turin.

No single end customer accounted for more than 10% of our total sales in 2008, 2007, or 2006.

INTERNATIONAL SALES

Sales outside of the U.S. and Canada constituted 77% of total sales in 2008, 78% of total sales in 2007, and 76% of total sales in 2006. Sales to Japan accounted for 19% of total sales in 2008, 20% of total sales in 2007, and 23% of total sales in 2006. Sales to China accounted for 19% of total sales in 2008, 17% of total sales in 2007, and 13% of total sales in 2006. Except for the United States, China, and Japan, no other country accounted for sales in excess of 10% of total sales during 2008, 2007, or 2006. For a detailed description of our sales by geographic region, see Item 7: Results of Operations – Sales by Geography and Note 12 – Segment and Geographic Information to our consolidated financial statements. For a discussion of the risk factors associated with our foreign operations, see “Item 1A: Risk Factors” – “Because we depend on international sales for a majority of our total sales, we may be subject to political, economic, and other conditions that could increase our operating expenses and disrupt our business” and “Our business is subject to tax risks associated with being a multinational corporation.”

See Note 12 – Segment and Geographic Information to our consolidated financial statements for information on the geographic breakdown of our property and equipment.

Backlog

Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders on December 31, 2008, was approximately $800 million, compared to $960 million on December 28, 2007.

Historically, backlog is a poor predictor of future sales or customer demand for several reasons:

▪

While our backlog increases during periods of high demand and supply constraints, purchasers may cancel product orders up to 30 days before the scheduled delivery date without incurring significant cancellation penalties.

▪	We defer revenue recognition on distributor shipments until the product is resold.

▪	Our backlog is valued at list price, which in most cases is substantially higher than the actual price.

Manufacturing

WAFER SUPPLY

Die, cut from silicon wafers, are the essential components of all our devices and a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we purchase our silicon wafers from independent semiconductor foundries instead of manufacturing them ourselves. This strategy allows us to take advantage of these suppliers’ economies of scale and gives us direct and timely access to advanced process technology. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company (TSMC), an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In the past, we have used other foundry vendors, and we may establish additional foundry relationships as they become economically beneficial or technically necessary. For a discussion of risk factors associated with our wafer supply arrangements, see “Item 1A: Risk Factors” – “We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business,” “Wafer shortages and/or increased wafer and assembly material costs could lower our gross margins, reduce our sales, or otherwise materially disrupt our business,” “Product manufacturing is complex, and our foundries may not achieve the necessary yields or product reliability that our business requires,” and “Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.”

TESTING AND ASSEMBLY

After wafer manufacturing is completed, each silicon wafer is tested using a variety of test and handling equipment that is owned by us and consigned to our partners. The vast majority of our silicon wafer testing is performed at TSMC or our San Jose pilot line facility, which is used primarily for new product development.

The wafers are then shipped to various assembly suppliers in Asia, where they are divided into good die and encapsulated in packages. We use a number of independent assembly suppliers to take advantage of their economies of scale and supply flexibility, and to give us direct and timely access to advanced packaging technology. We purchase almost all of our assembly services from Amkor Electronics, Inc., in Korea and the Philippines, and Advanced Semiconductor Engineering, Inc. (ASE) in Malaysia and Taiwan.

Following assembly, each packaged unit completes final testing, marking, and inspection before being packaged for storage as finished goods. We also use Amkor and ASE for almost all of our final test and back-end operation services. These suppliers perform final testing using our proprietary test software operating on hardware that is consigned to or owned by our suppliers.

The majority of our inventory, including finished goods, is warehoused in Asia at our subcontract test and assembly partners with a smaller portion located at our corporate facility in San Jose, California. These suppliers also ship our products to OEMs and distributors.

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

Executive Officers

Our executive officers and their ages as of February 25, 2009 are as follows:

Name	Age	Position
John P. Daane	45	Chairman, President, and Chief Executive Officer
Misha R. Burich	61	Senior Vice President, Research and Development
William Y. Hata	49	Senior Vice President, Worldwide Operations and Engineering
Lance M. Lissner	59	Senior Vice President, Business Development, and Chief Information Officer
Kevin H. Lyman	54	Vice President, Human Resources
Timothy R. Morse	39	Senior Vice President and Chief Financial Officer
George A. Papa	60	Senior Vice President, Worldwide Sales
Jordan S. Plofsky	48	Senior Vice President, Marketing
Katherine E. Schuelke	46	Vice President, General Counsel, and Secretary

There are no family relationships among our executive officers or between any executive officer and any of our directors.

John P. Daane joined us as our president and chief executive officer in November 2000 and was elected as one of our directors in December 2000 and as our chairman of the board in May 2003. Before joining us, Mr. Daane spent 15 years at LSI Logic Corporation, a semiconductor manufacturer, most recently as executive vice president, communications products group, with responsibility for ASIC technology development and the computer, consumer, and communications divisions.

Misha R. Burich joined us as our senior vice president of software engineering in December 2000, and assumed the role of senior vice president research and development in March 2007. Before joining us, he served as vice president of R&D at various electronic design automation (EDA) companies, including Cadence Design Systems, Mentor Graphics, Silicon Compiler Systems, and Silicon Design Labs, which he co-founded in 1984. Dr. Burich began his career at Bell Laboratories Research in 1978.

William Y. Hata joined us as vice president of product engineering in December 1999. In March of 2007, Mr. Hata was promoted to vice president, worldwide operations and engineering and in 2008 he was promoted to senior vice president, worldwide operations and engineering. Before joining us, he was director of foundry operations and product engineering at National Semiconductor.

Lance M. Lissner joined us in May 1998 as vice president of business development and investor relations and was appointed senior vice president, business development in November 2000 and chief information officer in January 2008. Before that time, Mr. Lissner was a corporate officer of Measurex Corporation, a developer of computer-integrated measurement, control, and information systems, where he was employed since 1973 and held various positions in sales, marketing, engineering, and business development.

Kevin H. Lyman joined us in January 2008 as our vice president of human resources. Before joining us, Mr. Lyman most recently served as senior vice president of corporate human resources at Advanced Micro Devices. Before that, Mr. Lyman held a variety of human resources management roles at Lockheed, GenRad, and General DataComm Industries.

Timothy R. Morse joined us in January 2007 as senior vice president and chief financial officer. Before joining us, Mr. Morse most recently served as chief financial officer and general manager of business development, GE Plastics. As a 15-year veteran of the General Electric Company, Mr. Morse also held positions at GE Appliances and GE Capital in North America, Europe, and Asia.

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

Jordan S. Plofsky joined us in February 2001 as senior vice president, vertical markets and embedded processor products and became senior vice president, applications business groups in March 2002 and senior vice president, marketing in November 2004. Before joining us, Mr. Plofsky was employed by LSI Logic from October 1996 to February 2001, most recently as executive vice president, enterprise infrastructure group from November 2000 to February 2001 and vice president and general manager, networking products division from June 1998 to November 2000.

Katherine E. Schuelke joined us in March 1996 as corporate attorney. She became senior corporate attorney in July 1997 and assistant general counsel and assistant secretary in July 1999. In October 2001, she was appointed vice president, general counsel, and secretary. Before joining us, Ms. Schuelke was an attorney at the law firm of Morrison & Foerster LLP for seven years.

Employees

As of December 31, 2008, we had 2,760 employees, of which 1,302 were located in the United States. None of our employees are represented by a labor union or collective bargaining agreement. We have not had any work stoppages, and we believe that our employee relations are good.

Access to Altera’s Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed to comply with Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website at www.altera.com, as soon as possible after they are filed with the Securities and Exchange Commission (SEC). To get a free copy, contact Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134.

Our SEC filings are available at the SEC’s website at www.sec.gov, and may be read and copied at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information.

ITEM 1A.	RISK FACTORS.

The following risk factors, among others that are not presently known or that we currently believe unimportant, could affect our future results and could cause our actual results to differ materially from those expressed in our forward-looking statements. Before you decide to buy, hold, or sell our common stock, you should carefully consider these risks, in addition to the other information contained in this report. Our business, financial condition, and operations results could be seriously harmed if any of the events described here actually occurs. In that situation, the market price for our common stock could decline, and you may lose all or part of your investment.

Our financial results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. The semiconductor industry has experienced economic downturns and business contractions from time to time, such as the current downturn. Downturns in the semiconductor industry can be severe and prolonged. These downturns can result in significant reductions in product demand, excess customer inventories and accelerated erosion of prices resulting from intensified competitive pricing dynamics.

In recent months, general worldwide economic conditions have significantly deteriorated due to credit conditions resulting from the recent financial crisis. It is difficult for our customers, our vendors and us to accurately forecast and plan future business activities in this economic environment. We have experienced a recent slowdown in orders for our products and that trend could persist.

Our ability to predict the quantity and type of products our customers will need in the future is challenging because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer’s product, and because the end markets are so fragmented (we have over 13,000 PLD customers), our ability to forecast end customer demand is difficult. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.

In addition, the tightening of credit in financial markets may adversely affect the ability of our distributors or their customers (original equipment manufacturers or subcontract manufacturers) to obtain financing for significant purchases and operations, which could affect demand for our products. Our operating cash flows are highly dependent on the continued collection of receivables and the ability to sell inventories. Continued declines in overall economic conditions could lead to deterioration in the quality of our receivables. In addition to reductions in sales and elevated risk associated with the collection of receivables, our profitability and cash flows may suffer during downturns because we may not be able to reduce costs at the same rate as our sales decline.

As further described below, we depend entirely on independent subcontractors to supply us with finished silicon wafers and to assemble, test and ship our semiconductor products. The tightening of global credit markets may adversely affect the ability of our suppliers to obtain financing for operations. If our subcontractors’ capital structures weaken, they may fail to satisfy our demand and our business could be materially disrupted.

If global economic and market conditions remain uncertain or persist, spread or deteriorate further, we could experience a material impact on our business, financial condition, results of operations or cash flows.

Our gross margins are subject to fluctuations due to many factors.

Our gross margins may fluctuate due to many factors, including:

▪	Product mix

▪	Market acceptance of our new products

▪	Competitive pricing dynamics

▪	Geographic and/or market-segment pricing strategies

▪	Changes in the mix of our prototyping- and production-based business

▪	Various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead

Additionally, since the majority of our sales are booked and shipped through our distributors within the same quarter, forecasting our gross margins is difficult.

Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects.

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry depends on our ability to provide our customers with solutions providing greater value than those offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us.

Because we develop PLDs for applications that are presently served by ASIC, ASSP, microcontroller, and digital signal processing (DSP) vendors, we indirectly compete against these vendors. Many of these vendors, including International Business Machines Corporation (IBM) and Texas Instruments Inc., have substantially more financial, technical, and marketing resources than we do and have well-established market positions and solutions that have proven technically feasible and economically competitive over several decades. We may be unable to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. In addition, some of our customers have historically used standard cell technologies to improve system integration in their systems, which may not only hinder our efforts to penetrate the markets for ASICs, ASSPs, microcontrollers, and digital signal processors, but also displace our products in the applications that we presently serve.

The length of our design-in and sales cycles could affect our ability to forecast future sales.

Our sales depend on our products being designed into end customers’ products, and on those products being produced in volume. Our products are very complex, and the time from design-in to volume production ranges from six months to three years or more. From initial product design-in to volume production, many factors can affect the timing and/or sales volume. These factors include, but are not limited to, changes in the competitive position of our technology, the competitiveness of our end customers’ products in the markets they serve, our customers’ financial stability, end customer program delays and cancellations, and our ability to ship products according to customer schedules.

Our business is characterized by a general decline in semiconductor product selling prices that may materially and adversely affect our profitability.

The selling prices of our products have decreased over time. We have attempted to offset the selling price decreases by reducing manufacturing costs, improving yields, and increasing unit sales. However, our ongoing efforts may not be successful or may not keep pace with the anticipated, continued decline in product selling prices, which could ultimately reduce revenues and gross margins.

Because we depend on international sales for a majority of our total sales, we may be subject to political, economic, and other conditions that could increase our operating expenses and disrupt our business.

During each of the last three years, international sales were a majority of our total sales. During 2008, sales outside of the U.S. and Canada constituted approximately 77% of our total sales, and we expect that international sales will continue to account for a significant portion of our total sales. Risks related to our foreign operations include:

▪	Unfavorable economic, market, political, and social conditions in a specific country or region

▪	Fluctuation in foreign currency exchange rates

▪	Adverse changes in tax laws

▪	Increased freight costs

▪	Interruptions in air transportation

▪	Reduced protection for intellectual property rights in some countries

▪	Longer receivable collection periods

▪	Natural or man-made disasters in the countries or regions where we sell our products

Our business must comply with a variety of foreign laws and take risks associated with legislation and regulations for importing and exporting semiconductor products. In the future, the United States or other countries may impose quotas, duties, tariffs, taxes, or other charges, restrictions, or trade barriers for the import or export of our products.

We rely heavily on distributors to generate a significant portion of our sales and fulfill our customer orders. The failure of our distributors to perform as expected could materially reduce our future sales.

Worldwide sales through distributors accounted for 91% of our total sales during 2008. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders, and stock our products. Our contracts with our distributors may be terminated by either party upon notice.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially affect our distributors’ operations.

We are highly dependent on Arrow Electronics, Inc., in many locations across the world, particularly in North America.

During 2008, Arrow Electronics, Inc. (“Arrow”) accounted for approximately 46% of total sales on a worldwide basis, while our next-largest distributor, Altima Corporation (“Altima”), accounted for approximately 14% of total sales. As of December 31, 2008, accounts receivable from Arrow and Altima individually accounted for 20% and 27%, respectively, of our net accounts receivable.

Our ability to add or replace distributors is limited.

Our distributors are contracted by Altera to perform two primary, yet distinct, functions that are difficult to replace:

▪

Distributors provide logistics support, such as order entry, credit, forecasting, inventory management, and shipment of product, to end customers. The process of integrating systems to allow for electronic data interchange is complex and can be time consuming.

▪

Distributors create demand for our products at the engineering level. This mandates the training of the extended distributor sales force, as well as hiring and training specialized applications engineers skilled in promoting and servicing products at the engineering level.

In addition, our distributors’ expertise in the determination and stocking of acceptable inventory levels may not be easily transferable to a new distributor. Also, end customers may be hesitant to accept the addition or replacement of a distributor.

We depend entirely on independent subcontractors to supply us with finished silicon wafers. The failure of these subcontractors to satisfy our demand could materially disrupt our business.

Nearly all of our silicon wafers are produced by TSMC in its manufacturing facilities located primarily in Taiwan and the U.S. Silicon wafer production facilities have a fixed capacity that is allocated solely by our vendors and beyond our direct control. We have no formalized long-term supply or allocation commitments from our foundry suppliers. Our operations would be disrupted if TSMC ends its relationship with us and we are unable to arrange a satisfactory and cost-effective alternative to quickly fulfill customer orders.

To ensure continued wafer supply, we may establish other wafer supply sources as these arrangements become economically advantageous or technically necessary. However, only a few foundry vendors have the capability to manufacture our most advanced products. If we engage alternative supply sources, we may encounter start-up difficulties and incur additional costs. In addition, shipments could be significantly delayed while these sources are qualified for volume production.

Furthermore, because we rely on third-party foundries, we have little or no direct control over production costs, delivery schedules, and wafer quality. We also face increased exposure to potential misappropriation of our intellectual property.

Wafer shortages and/or increased wafer and assembly material costs could lower our gross margins, reduce our sales, or otherwise materially disrupt our business.

If market demand for silicon wafers or assembly material suddenly exceeds market supply, our supply of silicon wafers or assembly material could quickly become limited. A shortage in manufacturing capacity could hinder our ability to meet product demand. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to purchase wafers at favorable prices, our gross margins will be adversely affected.

Product manufacturing is complex, and our foundries may not achieve the necessary yields or product reliability that our business requires.

Manufacturing our products is a highly complex and precise process, requiring production in a tightly controlled environment. We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. Wafer production yields depend on a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As a result, we may experience problems with achieving acceptable production yields and timely delivery from our foundry vendors.

Difficulties in production yields can often occur when we begin new product production, when we transition to new processes, or when our principal wafer supplier, TSMC, moves production of a product from one manufacturing plant to another, or manufactures the same product at multiple factories. As a result of manufacturing defects, TSMC has also occasionally scrapped wafers, resulting in longer manufacturing lead times. Further, production throughput times vary considerably among the various factories used by our wafer suppliers, and we may occasionally experience production delays. These difficulties and delays can potentially cause significantly higher costs and lower product availability.

We depend on independent subcontractors, located in Asia, to assemble, test, and ship our semiconductor products. The failure of these subcontractors to satisfy our demand could materially disrupt our business.

Because we rely on independent subcontractors to assemble, test, and ship our semiconductor products and to provide package piece parts, we cannot directly control our product delivery schedules or quality levels. We are dependent upon sufficient subcontractor assembly and test capacities, both in raw materials and services, to meet the demand for our own products. Our future success also depends on the financial viability of our independent subcontractors. If market demand for subcontractor material and services exceeds available supply or if the subcontractors’ capital structures weaken, we may experience product shortages, quality assurance problems, and/or increased manufacturing costs.

Conditions outside the control of our independent subcontractors and distributors may impact their business operations and thereby adversely interrupt our manufacturing and sales processes.

The economic, market, social, and political situations in countries where certain independent subcontractors and distributors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may be unable to obtain or distribute product in a timely manner. Market and political conditions, including currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation, in areas where our independent subcontractors and distributors are located also could have a severe negative impact on our operating capabilities. For example, because we rely heavily on TSMC to produce a significant portion of our silicon wafers, earthquakes or other natural disasters in Taiwan and Asia could limit our wafer supply and thereby harm our business, financial condition, and operational results.

Our failure to define, develop, and manufacture technologically advanced products would adversely affect the success and growth of our company.

We operate in a dynamic market characterized by rapid technological change. Our products are manufactured using a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may not result in the timely introduction of competitive new products or product enhancements. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix IV and Stratix IV GX families, are manufactured on a 40-nanometer process technology, but our next-generation product families will be manufactured on smaller circuit geometries we have not used before. Using advanced process technology has technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and product delivery timeliness.

Any prolonged disruption to our global communications infrastructure could impair our ability to plan factory activity and respond to customer demand.

Demand for our products is highly volatile, especially at the detailed ordering code level. To achieve short delivery lead times and superior levels of customer service while maintaining low levels of inventory, we constantly adjust our manufacturing subcontractors’ production schedules. We develop and adjust these schedules based on end customer demand as communicated by our distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We combine and distribute all of this information electronically over a complex global communications network. Our ability to estimate demand and to adjust our production schedules is highly dependent on this network; we have no manual back-up. A prolonged disruption or service failure in a portion of this network would impair our ability to plan factory activity and respond to demand.

Product quality problems could lead to reduced revenue, gross margins, and net income.

We produce highly complex hardware and software products that incorporate leading-edge technology. Our pre-shipment testing programs may not detect all defects. Because our product warranties against materials and workmanship defects and non-conformance to our specifications are for varying lengths of time, we have occasionally been required to repair or replace components or refund the purchase price paid due to product defects. If the costs for customer or warranty claims increase significantly compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, if we cannot fix a product defect in a timely manner, we may incur product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially affect our revenue, gross margins, and net income.

We may be subject to product liability claims.

Our devices are used in automotive, military, aerospace, avionics, medical equipment, and other systems where system failure could cause damage to property or people. We may receive product liability claims if our devices cause system failures. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low, but will be higher if both the sales volume in these applications and the frequency of system failures caused by our devices increases.

Our business is subject to the risks of earthquakes and other catastrophic events.

Our corporate headquarters in San Jose, California is located near major earthquake faults. Some of our international facilities and those of our key suppliers, including TSMC, are also located near major earthquake faults. Any catastrophic event, such as an earthquake or other natural disaster, could make it difficult for Altera and our independent subcontractors to meet product design deadlines, maintain our records, pay our suppliers, or manufacture or ship our products.

As we carry only limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and operating results.

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. If our insurance coverage is inadequate to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and operating results.

Our business is subject to tax risks associated with being a multinational corporation.

Altera does business in many countries, and is taxed according to multiple and sometimes conflicting tax laws and conventions. These laws are subject to interpretation, judgment, and uncertainty, and can change over time. Therefore, Altera could receive a tax assessment or judgment that causes a significant change to earnings related to prior periods and/or an increase in our effective tax rate.

The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position.

We rely on patent, trademark, trade secret, copyright, and mask work laws to protect our intellectual property, propriety information, and technology rights, and have increased our investment in these areas in the last several years. As of December 31, 2008, we owned more than 1,800 U.S. patents and 200 foreign patents, and had more than 1,100 patents applications currently pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain, or use our propriety information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.

Moreover, the laws of certain countries where we sell, manufacture, or distribute products may not protect our products and intellectual property rights to the same extent as U.S. laws. Policing the unauthorized use of our products is difficult and costly and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we may be unable to prevent misappropriation of our technology. If others use our proprietary rights, it could materially harm our business and require expensive litigation to enforce our intellectual property rights.

Intellectual property infringement claims could adversely affect our ability to manufacture and market our products.

We occasionally receive inquiries about possible patent infringements that may require us to obtain licenses relating to our current or future products. We may be unable to obtain licenses on reasonable terms, or the license agreements may have set durations or may not provide complete protection against infringement claims involving all of our current or future products. If we are sued for patent infringement, the costs and outcome of litigation will be unpredictable and may have a negative impact on our financial results. Intellectual property claims, regardless of their merit, can result in costly litigation and divert the efforts of our technical and management personnel. Legal proceedings are also unpredictable and may be affected by events outside of our control. If our defense against intellectual property infringement claims is unsuccessful, we may be required to pay significant monetary damages or be subject to an injunction against the manufacture and sale of one or more of our product families. Alternatively, we could be required to spend significant resources to develop non-infringing technology, the success of which may be uncertain. Intellectual property litigation may have an adverse effect on our financial position, results of operation, or cash flows.

We have been named as a party to several lawsuits related to our historical stock option practices and related accounting and reporting, and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities.

Lawsuits are currently pending against certain of our current and former directors and officers relating to our historical stock option practices and related accounting and reporting. See Part I, Item 3 “Legal Proceedings” and Note 17 – Legal Proceedings to our consolidated financial statements for a more detailed description of these proceedings. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters facility currently consists of four interconnected buildings totaling approximately 500,000 square feet, located on approximately 25 acres of land that we own in San Jose, California. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 465,000-square-foot design, test engineering and administrative facility in Penang, Malaysia, located on land leased on a long-term basis. Also, we lease our domestic and international offices, including our technology centers in the United Kingdom, Toronto, Canada, and Ho Chi Minh, Vietnam. We believe that our facilities are adequate for our current and foreseeable future needs.

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

Our common stock trades on the NASDAQ Global Market under the symbol ALTR. As of February 13, 2009, there were approximately 492 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 71,494 stockholders as of February 13, 2009.

The closing price of our common stock on February 13, 2009 was $16.01 per share as reported by the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Market:

	2008		2007
	High	Low	High	Low
First Quarter	$19.42	$16.78	$22.05	$19.60

Second Quarter	$23.86	$18.11	$24.04	$19.96

Third Quarter	$24.14	$19.01	$25.45	$22.65

Fourth Quarter	$20.68	$13.40	$24.86	$18.20

Our policy has been to reinvest our earnings to fund future growth and to repurchase shares of our common stock. In the second quarter of 2008, we increased our quarterly cash dividend from $0.04 to $0.05 per common share.

On January 26, 2009, our board of directors declared a cash dividend of $0.05 per common share payable on March 2, 2009 to stockholders of record on February 10, 2009. We periodically review our policy regarding share repurchases and cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

ISSUER PURCHASES OF EQUITY SECURITIES  |  During the fourth quarter of 2008, we repurchased shares of our common stock as follows:

Period (Shares presented in thousands)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

9/27/08 – 10/24/08	6,565	$17.17	6,565	7,130

10/25/08 – 11/21/08	2,419	$17.14	2,419	4,711

11/22/08 – 12/31/08	–	$–	–	4,711

	8,984		8,984

(1)	No shares were purchased outside of publicly announced plans or programs.

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. As of December 31, 2008, the board of directors had authorized, since the inception of the program, a total of 183.0 million shares for repurchase. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program.

During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we may repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

COMPANY PERFORMANCE  |  The following graph shows a comparison, since December 31, 2003, of cumulative total return for Altera, the Standard and Poor’s 500 Index, and the Standard and Poor’s 500 Semiconductors Sub-Industry Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested in our common stock, Standard & Poor’s 500 Index, Standard and Poor’s 500 Semiconductors Sub-Industry Index on January 2, 2004, the first trading day subsequent to December 31, 2003.

*	Total return is based on historical results and is not intended to indicate future performance. Total return assumes reinvestment of dividends for Altera Common Stock, Standard & Poor’s 500 Index and Standard and Poor’s 500 Semiconductors Sub-Industry Index.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes thereto.

(In thousands, except per share amounts)	2008 (1)	2007 (1) (2)	2006 (1) (2)	2005 (2)	2004 (2)
STATEMENTS OF INCOME DATA

Net sales	$1,367,224	$1,263,548	$1,285,535	$1,123,739	$1,016,364

Cost of sales	449,750	447,969	427,876	365,937	308,626

Gross margin	917,474	815,579	857,659	757,802	707,738

Research and development expense	257,717	261,786	246,104	208,648	180,843

Selling, general, and administrative expense	255,391	272,141	304,582	224,528	211,251

Compensation expense (benefit) – deferred compensation plan	(18,106)	6,699	5,898	2,459	2,882

Loss (gain) on deferred compensation plan securities	18,106	(6,699)	(5,898)	(2,459)	(2,882)

Interest income and other	(30,300)	(57,681)	(53,609)	(32,433)	(16,041)

Interest expense	15,492	1,705	912	23	184

Income before income taxes	419,174	337,628	359,670	357,036	331,501

Income tax expense	59,523	47,605	36,434	78,207	55,426

Net income	$359,651	$290,023	$323,236	$278,829	$276,075

Net income per share:

Basic	$1.20	$0.84	$0.90	$0.75	$0.74

Diluted	$1.18	$0.82	$0.88	$0.74	$0.72
Shares used in computing net income per share:

Basic	300,951	345,382	361,096	370,164	373,785

Diluted	304,604	351,906	367,372	376,302	382,616

Cash dividends declared per common share	$0.19	$0.12	$-	$-	$-

BALANCE SHEET DATA

Working capital	$1,241,139	$1,044,430	$1,139,869	$955,058	$1,081,714

Total assets	$1,879,907	$1,769,918	$2,233,260	$1,843,207	$1,769,930

Long-term credit facility	$500,000	$250,000	$-	$-	$-

Other non-current liabilities	$194,008 (3)	$168,810 (3)	$13,916	$13,168	$8,522

Stockholders’ equity	$799,877	$861,450	$1,608,161	$1,259,588	$1,274,003

Book value per share	$2.73	$2.74	$4.46	$3.50	$3.41

(1)	In 2008, 2007 and 2006, Cost of sales, Research and development expense and Selling, general, and administrative expense include the effect of the adoption of SFAS No. 123(R). See Note 10 – Stock-Based Compensation to our consolidated financial statements for additional information.

(2)	We reclassified Compensation expense (benefit)—deferred compensation plan and Loss (gain) on deferred compensation plan securities to conform to the 2008 presentation. See Note 2 – Significant Accounting Policies to our consolidated financial statements for additional information.

(3)	Reflects the classification of certain income taxes payable as non-current based on the provisions of FIN 48. See Note 11 – Income Taxes to our consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of this annual report.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 13,000 customers in communications, computer and storage, industrial, and consumer market segments. We design, manufacture, and market a variety of products:

▪

Programmable logic devices (PLDs), which consist of field-programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

▪	HardCopy application-specific integrated circuit (ASIC) devices transition customer designs from high-density FPGAs to low-cost non-programmable devices for volume production.

▪	Pre-defined design building blocks known as intellectual property (IP) cores can be licensed by customers to easily implement standard functions in their PLD designs.

▪	Associated development tools are used to develop designs and program our PLDs.

In 2008, sales of PLDs generated over 90% of our revenue, with FPGA and CPLD sales comprising approximately 74% and 18% of total revenue, respectively. The remainder of our sales is comprised of our HardCopy devices and configuration devices used in conjunction with our FPGAs, as well as licensing of IP cores and proprietary development tools.

Challenging Business Environment

The global financial crisis is characterized by significant disruption in the banking system and financial markets, decreased consumer confidence, reduced corporate profits and capital spending, concerns about inflation and deflation, and slower overall economic activity. As a result, the semiconductor industry, including the PLD segment, has, in recent months, experienced a significant slowdown in customer orders and overall demand. As has been the case in prior “down cycles” within the semiconductor industry, it is difficult to predict the severity and duration of the business downturn, as well as the timing or rate of business recovery. We agree with many industry observers that the current recession will endure throughout most of 2009, followed by a slow rate of recovery over the next two to three years. Consequently, we project our total revenue in 2009 to be less than total revenue in 2008, and our annualized growth rate during the subsequent two or three years to be less than we have experienced in recent years (our compound average growth rate in the past 5 years has been 11%).

Strong and Resilient Financial Business Model

Since the PLD market was created in the 1980s, the financial business models of the leading PLD suppliers have generally been favorable when compared to most other semiconductor companies. High sales growth rates, fabless strategies, high barriers to entry, and proprietary architectures have helped drive strong financial results for PLD suppliers.

As the semiconductor industry and the PLD market have matured, revenue growth in the PLD segment, while still higher than many other semiconductor segments, has slowed. In recent years, we have increased our focus on enhancing our business model despite slower revenue growth. Through various programs to improve R&D and SG&A productivity, as well as a general movement to simplify our business processes, we have been able to achieve higher rates of net income as a percentage of total revenue and a higher return on equity. As illustrated in the following table, these results have been achieved while also growing PLD market share.

(Dollars in millions, except per share amounts)	2008	2003	5 Year CAGR (1)

Net sales	$1,367	$827	11%

Net income	$360	$152	19%

Diluted income per share	$1.18	$0.39

PLD market share	36%	32%

FPGA market share	34%	29%

(1)	Compound annual growth rate

We believe that our early focus on cost reduction and productivity enhancement before the business slowdown related to the current global financial crisis may provide us some benefits compared to other semiconductor companies. Our ability to maintain investment in the research and development of future products, which has been aided by our early and ongoing cost savings initiatives, is a vital factor for our future growth. In addition, our prior work in analyzing business processes has not only allowed us to effectively identify and execute areas for simplification and cost reduction, but the concept of “workflow efficiency” is an increasingly valued aspect of our business culture. This work and our evolving culture may be an asset as we navigate our company through the current recession.

Market Opportunity

We believe that our greatest opportunity for growth is displacing ASICs and ASSPs. Based on publicly available data and information derived from Gartner Dataquest, we estimate that the PLD market was approximately $3.8 billion in 2008, and that the digital logic market, consisting primarily of ASICs and ASSPs, was approximately $35.0 billion. Because PLDs can be quickly programmed by the customer to perform the specific function needed by the customer, PLDs provide greater advantages in flexibility, development cost, and time-to-market than ASIC and ASSP alternatives. Because PLDs generally have a higher cost structure than these alternatives, they are particularly favored in applications where there is a substantial time-to-market advantage and where unit volumes are low. Some customers develop and prototype their system with PLDs for their time-to-market benefits and then redesign to an ASIC to reduce costs as volume increases. Due to greater architectural innovation and faster adoption of advanced process technology, we believe that customers will increasingly favor PLDs over ASICs and ASSPs because:

▪	Advances in PLD technology and in semiconductor manufacturing technology are lowering the relative cost, performance, and power consumption differential between PLDs and fixed-chip alternatives

▪	We are increasingly successful in selling PLDs into applications and markets that have been traditionally served by ASICs and ASSPs

▪	We can compete successfully for customer volume production needs as well as their initial prototyping and development needs

The PLD market peaked at approximately $4.1 billion in 2000 and declined over the next two years to approximately $2.3 billion in 2002. From 2003 to 2008, the PLD market has grown with a compound average growth rate of approximately 8%. Due to the broad PLD customer base, the diverse PLD market segments, and the unpredictable nature of end customer demand, future PLD market growth rates are difficult to forecast and may be lower than in recent years. PLD market growth will be driven by the growth of PLD prototyping and production opportunities.

The two leading PLD vendors serve an extremely large and diverse customer base and the opportunity to expand the number of customers may be limited. As a result, a critical objective for PLD vendors is not simply to add more prototyping customers, but to penetrate customers and end markets in high-volume applications. PLD vendors’ ability to achieve higher production volume is contingent upon several factors, including their ability to offer cost-effective solutions versus ASICs and ASSPs, and end customer demand. Publicly available data suggests that the number of ASIC design starts is in decline which may drive an increase in the number of high volume PLD applications.

Competing for Design Wins

We compete with other PLD vendors to displace fixed-chip logic alternatives and for market share within the PLD market. Competition between PLD vendors is most intense in the “design-win” phase of the customer’s design, when customers select products for use in the customer’s electronic system. Because each PLD vendor’s products are proprietary, the cost to switch PLDs after a system has been designed and prototyped is very high. Therefore, a design win can provide the PLD vendor with a profitable revenue stream through the life of the customer’s program.

From the time a design win is secured, it can be two or more years before a customer starts volume production of its system. Typically, the customer selects the PLD vendor relatively early in a customer’s design process, but it may take several years to complete system design, build prototypes, sampled the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage to a shift in the PLD market, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success and timing of customer programs, and because the end markets are so fragmented (we have over 13,000 PLD customers), it is difficult even for PLD vendors to gauge their own competitive strength in winning designs at a particular point in time.

Developing Competitive Products

A PLD vendor’s ability to secure design wins and to maintain or increase market share is highly dependent on the cost and quality of its products, particularly the effectiveness and reliability of its proprietary development software. All PLD vendors provide proprietary development software at little or no cost to the customer. The software, working in tandem with device logic architecture and features, creates the functionality desired by the customer. As customers gain familiarity with a particular PLD vendor’s software, they often want to use that same software again in another design, giving that PLD vendor a potential advantage as the next system is designed. We develop our software in parallel with our devices, and there are schedule and integration risks between the two processes. If we fail to create adequate software to support our new devices as they are introduced, we weaken our competitive position, which can have long-lasting effects if customers switch to competing solutions and become less familiar and less skilled with our software.

We focus the majority of our research and development resources on new-generation FPGAs because increasing our FPGA market share is important to our long-term growth and profitability. Due to the higher integration density and lower cost per function, the FPGA market has outgrown the CPLD market in recent times, and industry participants and observers believe this trend will continue. Since the initial introduction of our Stratix and Cyclone FPGA families in 2002, we have introduced several more FPGA families, including the Stratix II, Stratix II GX, Stratix III, Stratix IV, Stratix IV GX, Cyclone II, Cyclone III, and Arria GX families. As a result of these product introductions, we estimate, based on publicly available data and with information derived from Gartner Dataquest, that our market share has increased as follows:

Market Share	2008	2003
PLD	36%	32%

FPGA	34%	29%

CPLD	40%	39%

Complementing our Stratix FPGAs is our HardCopy family of ASICs. We first shipped HardCopy devices in 2001, offering customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. Converting the FPGA design is virtually seamless and requires very little additional customer engineering. HardCopy devices are targeted specifically at those applications and customers that have used PLDs for prototyping and development and traditional cell-based ASICs from other vendors for their volume production needs. In 2008, our HardCopy ASIC revenues were less than 5% of total revenue, and we believe the HardCopy family may increase as a percentage of revenues over the long term.

The availability of a HardCopy conversion path for high-density FPGA designs is a competitive advantage. Since 2001, we have introduced newer versions of the HardCopy family to support newer generations of FPGAs. Our approach is unique in the industry and may underperform our expectations. As we develop new generations of FPGAs, we may create parallel HardCopy devices, which would entail ongoing engineering effort and expense.

We have improved our CPLD offering by introducing the MAX II family in 2004 and the MAX IIZ family in 2007. MAX II CPLDs offer pricing and features that we believe are competitively attractive, with cost, performance, power consumption, and density that are superior to our previous offerings.

An FPGA family typically reaches peak sales four to five years after product introduction. As a result, the Stratix II and Cyclone II families we introduced in 2004, which comprised approximately 28% of total sales in 2008, may be at or near peak sales. We expect the products we introduced from 2005 to 2008 have yet to reach peak sales, but will eventually experience sales declines. To improve or even sustain our growth rate, we must successfully introduce successor generations of devices. The degree to which other PLD vendors improve the competitiveness and execution of their products may impair our ability to improve our growth rate.

Within the next several quarters, we plan to ship newer FPGA families using more advanced production techniques that will further improve product performance and lower cost. Our foundry partner, Taiwan Semiconductor Manufacturing Company (“TSMC”), will manufacture these die using production processes that are new to the industry. Given the extreme complexity of semiconductor fabrication, TSMC may encounter difficulties that could delay our product launch or limit supply so that we would be unable to meet customer commitments. We may discover manufacturing errors after we begin shipping, which would harm customer relations and cause us to incur additional unforeseen costs. Simultaneous introduction of new PLD architectures and ramp of new technology processes are inherently risky. Diagnosing failures, identifying root causes, and implementing corrective actions in a production wafer fabrication facility are expensive and time-consuming. We may not successfully commercialize our new products, or our new products may not enable us to maintain or increase market share. Some of our competitive offerings may be offered later than the competition and it is possible that our competitive offerings will be less effective, thus weakening our market share.

It is also possible that our primary competitor may have secured design wins that, when they enter production, will reverse some of our current market share success. Our main competitor is larger in size with more sales resources, and we may not enjoy the same success that we saw with previous FPGA generations.

Customer Intimacy and Cost-Optimized Product Strategy

We rely on customer interaction to gain product development insights, and we make development decisions years before a product begins to ship. We have been able to gain market share on the strength of our product definition methodology and the successful rollout of new products. However, because our products are complex, we assume considerable risk with every new product introduction. If we misinterpret customer requirements or demand changes, our products may become uncompetitive. Our competitors are knowledgeable and skilled and, in some cases, larger than we are. Since it is difficult to gauge competitive success until the design-win phase is well underway, it may be too late to make changes to a generation of products if those products are uncompetitive. If a product generation is uncompetitive and we lose market share, regaining customers is very challenging.

Since 2002 and following the semiconductor industry correction, our strategy to displace ASICs and ASSPs has emphasized the development of cost-optimized products. These products have contributed to growth across all of our market segments and are increasingly being used by our customers in production volumes, not just as prototyping or low-volume solutions. Production volumes vary by industry, but customers buying our products in production volumes expect lower unit pricing. Consequently, our business today is subject to a wider gross margin range than the gross margin range associated with a less diverse, largely prototyping business. Depending on the mix of high- and low-volume business, our gross margins can vary more quarter to quarter than in the past. Since the majority of our business books and ships in the same quarter, forecasting our gross margins has also become more difficult. While we believe that growth will occur across all of our market segments, our gross margins could move up or down if our growth pattern favors low-volume or high-volume applications.

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

In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate under FIN 48, Accounting for Uncertainty in Income Taxes, may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Note 11 – Income Taxes to our consolidated financial statements for additional information.

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

Upon adoption of SFAS No. 123(R) on December 31, 2005, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on a blend of average historical and implied volatility for publicly traded options on our stock with a term of one year or more. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate is based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. We derive the expected term assumption based on our historical settlement experience. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. See Note 10 – Stock-based compensation to our consolidated financial statements for further information regarding the valuation of stock-based compensation.

Results of Operations

On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change is effective beginning with our fiscal year 2008 and has no impact on our consolidated financial statements for any previously reported period. As a result of the change in our fiscal year end, our fiscal year ended December 31, 2008 (2008) contains 369 days and our fiscal years ended December 28, 2007 (2007) and December 29, 2006 (2006) each contain 364 days.

Results of operations expressed as a percentage of net sales were as follows:

	2008	2007 (1)	2006 (1)
Net sales	100%	100%	100%

Cost of sales	33%	35%	33%
Gross margin	67%	65%	67%

Research and development expense	19%	21%	19%

Selling, general, and administrative expense	19%	22%	24%

Compensation expense (benefit) – deferred compensation plan	-1%	1%	-

Loss (gain) on deferred compensation plan securities	1%	-1%	-

Interest income and other	-2%	-5%	-4%

Interest expense	1%	-	-

Income tax expense	4%	4%	3%
Net income	26%	23%	25%

(1)	We reclassified Compensation expense (benefit)—deferred compensation plan and Loss (gain) on deferred compensation plan securities to conform to the 2008 presentation. See Note 2 – Significant Accounting Policies to our consolidated financial statements for additional information.

Sales Overview

Net sales were $1.37 billion in 2008, $1.26 billion in 2007 and $1.29 billion in 2006. Net sales increased 8% in 2008 from 2007, and decreased 2% in 2007 from 2006. 2008 and 2007 sales trends were characterized by strong double-digit growth in New Products; PLD expansion into new applications enabled by advances in technology and performance; increasing programmable content in electronic systems and displacement of alternative products; and periods of rising demand in emerging markets. These favorable trends were offset by varying degrees of declines in the Mainstream and Mature product categories in both 2008 and 2007.

No single end customer provided more than 10% of our total sales for 2008, 2007 or 2006.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

▪	New Products include the Stratix II (and GX), Stratix III, Stratix IV, Arria, Cyclone II, Cyclone III, MAX II, HardCopy, and HardCopy II devices;

▪	Mainstream Products include the Stratix (and GX), Cyclone, and MAX 3000A devices; and

▪

Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

Sales by product category were as follows:

				Annual Growth Rate
	2008	2007	2006	2008	2007
New	44%	32%	19%	51%	65%

Mainstream	26%	30%	35%	-7%	-15%

Mature and Other	30%	38%	46%	-15%	-19%

Total Sales	100%	100%	100%	8%	-2%

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

Sales by market segment were as follows:

				Annual Growth Rate
	2008	2007	2006	2008	2007
Communications	43%	40%	42%	16%	-6%

Industrial	35%	35%	34%	11%	1%

Consumer	15%	16%	14%	-3%	13%

Computer and Storage	7%	9%	10%	-15%	-11%

Total Sales	100%	100%	100%	8%	-2%

Sales in the communications and industrial segments advanced in 2008 compared to 2007, primarily as a result of strong traction in ASIC and ASSP replacement. Additionally, 2007 sales in these market segments were lower due to wide-spread customer inventory reduction programs. Sales in the computer and storage segment declined in 2008 compared to 2007, primarily as a result of inventory reductions and program transitions by customers. Sales in the consumer segment declined in 2008, primarily due to customer program transitions and a slowdown in the world-wide economy.

Sales in 2007 were characterized by lackluster demand in the communications and computer and storage market, despite the favorable long-term growth dynamics for programmable logic devices. Our industrial segment grew but below the projected long-term growth rate. Our consumer segment, however, grew substantially as Altera’s new product offerings gained traction in a number of digital media applications.

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

				Annual Growth Rate
	2008	2007	2006	2008	2007
FPGA	74%	71%	71%	13%	-1%

CPLD	18%	19%	19%	2%	-5%

Other Products	8%	10%	10%	-11%	3%

Total Sales	100%	100%	100%	8%	-2%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users. Sales by geography were as follows:

				Annual Growth Rate
	2008	2007	2006	2008	2007
North America	23%	22%	24%	13%	-9%

Asia Pacific	35%	34%	27%	12%	21%

Europe	23%	24%	26%	3%	-7%

Japan	19%	20%	23%	4%	-15%

Total Sales	100%	100%	100%	8%	-2%

Price Concessions and Product Returns from Distributors

We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions paid to distributors were $3.9 billion, $3.1 billion and $2.7 billion for 2008, 2007 and 2006, respectively. Average aggregate price concessions paid typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return. Returns from distributors totaled $134.8 million, $117.1 million and $139.1 million for 2008, 2007 and 2006, respectively.

GROSS MARGIN

	2008	2007	2006
Gross Margin Percentage	67.1%	64.5%	66.7%

Gross margin percentages increased in 2008 compared to 2007 primarily as a result of material cost improvements, as well as favorable market segment mix. Gross margin rates are heavily influenced by the timing and extent of both of these factors. While these variables will continue to fluctuate on a quarterly basis, we are targeting a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Gross margin percentages declined in 2007 compared to 2006 primarily as a result of market segment mix.

Stock-based compensation expense included in Cost of sales was insignificant in 2008, 2007 and 2006.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes costs for compensation and benefits, stock-based compensation, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that utilize advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus II software, our library of IP cores, and other future products.

($ in millions)	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
Research and Development Expense	$257.7	$261.8	$246.1	-2%	6%

Percentage of Net Sales	19%	21%	19%

Research and development expense decreased $4.1 million in 2008 compared to 2007. This decrease was attributable to lower spending in 2008 on new product development masks of $21.4 million due mainly to the product launch of the

Stratix III and Cyclone III device families in 2007. The decrease in spending on development masks was partially offset by an increase in compensation and benefits of $11.9 million due to variable compensation expense associated with 2008 operating results and an increase in stock-based compensation expense of $2.5 million.

Research and development expense increased $15.7 million in 2007 compared to 2006 primarily due to increased labor costs and increased spending on development masks and prototype wafers, partially offset by a decrease in stock-based compensation expense. Spending on development masks and prototype wafers increased by $14.4 million in 2007 due to new product launches. Stock-based compensation expense decreased by $8.2 million to $20.4 million in 2007 compared to 2006. During the fourth quarter of 2007, we recorded a $1.7 million restructuring charge, of which $1.0 million was related to employee severance costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense primarily includes labor and benefit expenses related to sales, marketing, and administrative personnel, stock-based compensation for those personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

($ in millions)	2008	2007	2006	2008 vs. 2007 Change	2007 vs. 2006 Change
Selling, General and Administrative Expense	$255.4	$272.1	$304.6	-6%	-11%

Percentage of Net Sales	19%	22%	24%

Selling, general, and administrative expense decreased by $16.7 million in 2008 compared to 2007. The decrease was attributable to our continued efforts to increase efficiency and reduce cost in legal and consulting services, stock-based compensation, compensation and benefits, and other areas. Consulting costs decreased by $6.3 million due primarily to the absence in 2008 of costs incurred in 2007 related to implementation of our enterprise resource planning system. Stock-based compensation decreased by $4.2 million in 2008 compared to 2007. Compensation and benefits expenses decreased by $2.0 million in 2008 compared to 2007. The decrease in compensation and benefits is the net result of a decrease of $9.4 million, resulting from our cost-reduction efforts described above, substantially offset by an increase of $7.4 million in variable compensation expense associated with 2008 operating results. The absence in 2008 of $3.5 million of restructuring charges recognized in 2007 (discussed below) was substantially offset by a $2.6 million increase in non-recurring charges related to the elimination of certain external sales representatives and employee termination costs.

Selling, general, and administrative expense decreased by $32.5 million in 2007 compared to 2006. The decrease was primarily due to efforts to increase efficiency and reduce cost in legal and consulting services, commissions and incentives and lower stock-based compensation, partially offset by an increase in labor costs. Legal and consulting costs decreased by $12.3 million in 2007 due primarily to the absence of costs related to the stock option investigation carried out in 2006. Benefit costs declined by $4.7 million in 2007 as a result of lower incentives and annual bonuses. Stock-based compensation expense decreased by $9.2 million to $28.5 million in 2007 compared to 2006. During the fourth quarter of 2007, we recorded a $3.5 million restructuring charge, of which $2.6 million was related to employee severance costs.

DEFERRED COMPENSATION PLAN

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our consolidated statements of income. We reported losses (gains) on NQDC Plan assets of $18.1 million, $(6.7) million and $(5.9) million in 2008, 2007 and 2006, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) – deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 – Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.

INTEREST INCOME AND OTHER

Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease of $27.4 million in Interest income and other in 2008 from 2007 was primarily due to a decrease in interest income as a result of lower returns on our money market funds. The increase of $4.1 million in Interest income and other in 2007 from 2006 was driven by higher investment yields.

INTEREST EXPENSE

The year-over-year increase in Interest expense was due primarily to the increase in weighted-average outstanding borrowings under our long term credit facility, partially offset by changes in LIBOR, which represents the principal basis of our interest rate. See Note 14 – Long-term Credit Facility to our consolidated financial statements.

INCOME TAX EXPENSE

Our effective tax rate reflects the impact of significant amounts of our income being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 14.2% for 2008, 14.0% for 2007 and 10.0% for 2006. The increase in our effective tax rate in 2007 compared to 2006 was due to a one time tax benefit in 2006 for the closure of a foreign tax examination, a change in the geographical mix of income, and a decrease in tax-exempt income as a percentage of total income in 2007.

Financial Condition, Liquidity, Credit Facility and Capital Resources

(Dollars in millions)	December 31, 2008	December 28, 2007
Cash and cash equivalents	$1,216.7	$890.1

Short-term investments	-	131.3

Total cash, cash equivalents, and investments	$1,216.7	$1,021.4

Percentage of total assets	65%	58%

(Dollars in millions)	2008	2007
Net cash provided by operating activities	$449.3	$271.6

Net cash provided by investing activities	100.5	721.2

Net cash used for financing activities	(223.1)	(841.1)

Net increase in cash and cash equivalents	$326.7	$151.7

OVERVIEW  |  We derive our liquidity and capital resources primarily from our cash flows from operations. In August 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”), primarily to fund common stock repurchases and to realign our capital structure. As of December 31, 2008, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2008, we were in compliance with all such covenants. See Note 14 – Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.

We use cash from operations and available amounts under the Facility for repurchases of our common stock, cash dividends, and capital expenditures. Based on past performance and current expectations, we believe our current available sources of funds including cash, cash equivalents, and the Facility, plus anticipated cash generated from operations, will be adequate to finance our operations, stock repurchases, cash dividends and capital expenditures for at least the next year.

2008 AND 2007 OPERATING CASH FLOWS  |  In 2008 our operating activities provided $449.3 million in cash, primarily attributable to net income of $359.7 million, adjusted for non-cash stock-based compensation expense of $43.2 million (net of related tax effects), and depreciation and amortization of $30.0 million. Significant changes in working capital accounts (excluding cash) included a $115.5 million decrease in Accounts receivable, net, substantially offset by a $74.8 million decrease in Deferred income and allowances on sales to distributors, a $10.5 million increase in Inventories, and a $26.2 million increase in Other assets, net.

As discussed in Note 2 to our condensed consolidated financial statements, sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Accordingly, decreases in Accounts receivable, net associated with lower billings are generally offset by corresponding decreases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, and revenue recognition may result in temporary interruption to the normal relationship between these two accounts.

The $115.5 million decrease in Accounts receivable, net, principally relates to decreased shipments to distributors and OEMs associated with a downward trend in demand for our products in December 2008 compared to December 2007. Consistent with the dynamics described above, Deferred income and allowances on sales to distributors decreased by $74.8 million during 2008, based on our practice of deferring such amounts until products are resold by the distributor. The net increase of $40.7 million, representing a source of cash in our condensed consolidated statement of cash flows for 2008, relates to factors associated with timing, as described above. Activity affecting Deferred income and allowances on sales to distributors for 2008 is presented in Note 7 to the condensed consolidated financial statements presented herewith.

Cash generated from operating activities in 2007 of $271.6 million was primarily attributable to net income of $290.0 million, adjusted for non-cash stock-based compensation expense of $49.9 million (net of related tax effects) and depreciation and amortization of $31.1 million. These sources of cash were offset by cash used of $83.7 million from changes in working capital accounts (excluding cash). Significant changes in non-cash working capital were due primarily to an increase of $105.6 million in Accounts receivable, net, related to the timing of distributor billings in 2007, a $14.5 million increase in Other assets, net, partially offset by a $17.6 million decrease in Deferred income and allowances on sales to distributors as a result of decreased shipments into the channel, and a $4.4 million decrease in Inventories.

2008 AND 2007 INVESTING AND FINANCING CASH FLOWS  |  Cash provided by investing activities in 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $131.0 million and sale of land for $9.1 million, partially offset by purchases of property and equipment of $40.3 million. Cash provided by investing activities in 2007 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $864.9 million, offset by purchases of available-for-sale investments of $113.5 million, and capital expenditures of $31.2 million. As of December 31, 2008, we no longer hold any available-for-sale investments. We spent $40.3 million on capital expenditures during 2008, compared to $31.2 million in 2007. 2008 capital expenditures primarily reflect $22.9 million of non-recurring expenditures associated with the construction of a new office building in Penang, Malaysia. Completion of the office building in Penang is expected during the first quarter of 2009. Capital expenditures in 2007 were primarily for the implementation of our enterprise resource planning system (“ERP”) and certain research and development assets. We spent approximately $37.4 million on the ERP implementation, of which $13.7 million represents capital expenditures included in Property and equipment, net on our consolidated balance sheets. The new ERP system became operational in July 2007.

Cash used for financing activities in 2008 primarily consisted of repurchases of our common stock of $473.2 million and cash dividend payments of $57.1 million, partially offset by proceeds from the Facility of $250.0 million and $58.9 million from the issuance of common stock to employees through our stock option and employee stock purchase plans. Cash used for financing activities in 2007 consisted of repurchases of common stock of $1.2 billion, dividend payments of $41.3 million, partially offset by proceeds from the Facility of $250.0 million and net proceeds of $165.6 million from the issuance of common stock to employees through our stock option and employee stock purchase plans. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS  |  The following table summarizes our significant contractual cash obligations as of December 31, 2008, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$22.3	$7.7	$8.8	$4.5	$1.3

Capital lease obligations	5.1	2.2	2.9	-	-

Wafer purchase obligations (2)	78.7	78.7	-	-	-

Long-term credit facility	500.0	-	-	500.0	-

Interest on long-term credit facility (3)	19.2	5.2	10.5	3.5	-

Obligations under retiree medical plan (4)	10.3	10.3	-	-	-

Obligations under service award program (5)	7.6	2.2	1.2	1.0	3.2

Total contractual cash obligations	$643.2	$106.3	$23.4	$509.0	$4.5

(1)	We lease facilities under non-cancelable lease agreements expiring at various times through 2015. Rental expense under all operating leases amounted to $10.2 million, $11.6 million, and $10.6 million in 2008, 2007 and 2006, respectively.

(2)	Due to lengthy subcontractor lead times, we must order materials from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2009.

(3)	Interest is based on the outstanding credit facility balance and rate in effect as of December 31, 2008. The contractual amounts to be paid are affected by changes in market interest rates. The LIBOR rate used in the calculation of the future interest payments is 0.44% (based on rates in effect as of December 31, 2008). Future changes in market interest rates could materially affect the contractual amounts to be paid.

(4)	We sponsor a retiree medical plan providing medical benefits to eligible retirees and their spouses. In January 2009, we substantively terminated the retiree medical plan and our obligation for future cash payment of post-retirement medical claims has been substantially eliminated. See Note 13 – Employee Benefits Plans to our consolidated financial statements for additional information.

(5)	We offer to our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries. See Note 13 – Employee Benefits Plans to our consolidated financial statements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $173.9 million of unrecognized tax benefits classified as Income tax payable- non-current in the accompanying consolidated balance sheet as of December 31, 2008, have been excluded from the contractual obligations table above. See Note 11 – Income Taxes to our consolidated financial statements for a discussion on income taxes.

In addition to the above obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

IMPACT OF FOREIGN CURRENCY AND INFLATION  |  Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for 2008, 2007 and 2006 was not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008 all forward contracts had matured. The realized loss from the settlement of the forward contracts was $1.7 million for 2008. We did not enter into any forward contracts in 2007 or 2006. We do not enter into foreign exchange transactions for trading or speculative purposes.

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 31, 2008, our board of directors authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. On December 31, 2008, 4.7 million shares remained authorized for repurchases under our stock repurchase program.

Common stock repurchase activities for 2008, 2007, and 2006 were as follows:

(In millions, except per share amounts)	2008	2007	2006

Shares repurchased	26.6	58.0	7.1

Cost of shares repurchased	$473.2	$1,226.3	$140.4

Average price per share	$17.78	$21.16	$19.89

During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we have repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

OFF-BALANCE SHEET ARRANGEMENTS  |  As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157), which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157, as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 16 – Fair Value of Financial Instruments to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK  |  Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio, certain interest-rate sensitive NQDC Plan assets and our long-term credit facility. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.2 billion as of December 31, 2008. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are dependent on, among other factors, interest income and realized gains from the sale of marketable securities. If the interest rate declines or we are unable to realize gains from the sale of marketable securities, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of December 31, 2008 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2008 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of December 31, 2008.

Our consolidated operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on the Facility in any given period. Due to the variable interest rate on the Facility, the fair value of the Facility would not likely be materially affected by any future changes in the interest rates.

EQUITY PRICE RISK  |  We are exposed to equity price risk inherent in the marketable equity securities held in our NQDC Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

FOREIGN CURRENCY RISK  |  Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we do have international operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008, all forward foreign exchange contracts had matured. If foreign currency rates were to fluctuate by 10% from rates as of December 31, 2008, our consolidated financial position, operating results and cash flows would not be materially affected. However, we cannot assure that there will not be a material impact in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Consolidated Balance Sheets as of December 31, 2008 and December 28, 2007	42

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	43

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	44

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008	45

Notes to the Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm	68

Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.

Supplementary Financial Data (unaudited)	69

ALTERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 31, 2008	December 28, 2007
ASSETS
Current assets:

Cash and cash equivalents	$1,216,743	$890,095

Short-term investments	-	131,284

Total cash, cash equivalents, and short-term investments	1,216,743	1,021,379

Accounts receivable, net of allowances for doubtful accounts of $3,096 and $4,087 as of December 31, 2008 and December 28, 2007, respectively	83,430	198,889

Inventories	84,637	74,110

Deferred income taxes – current	85,777	81,333

Deferred compensation plan – marketable securities	38,593	60,182

Deferred compensation plan – restricted cash equivalents	17,397	14,586

Other current assets	100,584	83,609

Total current assets	1,627,161	1,534,088

Property and equipment, net	192,262	169,850

Deferred income taxes – non-current	50,611	55,993

Other assets, net	9,873	9,987

Total assets	$1,879,907	$1,769,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$33,834	$41,545

Accrued liabilities	29,951	38,249

Accrued compensation and related liabilities	58,450	40,340

Deferred compensation plan obligations	55,990	74,768

Deferred income and allowances on sales to distributors	205,674	280,440

Income taxes payable	2,123	14,316

Total current liabilities	386,022	489,658
Income taxes payable – non-current	173,880	152,010
Long-term credit facility	500,000	250,000
Other non-current liabilities	20,128	16,800

Total liabilities	1,080,030	908,468

Commitments and contingencies (See “Note 8 – Commitments and Contingencies”)
Stockholders’ equity:

Common stock: $.001 par value; 1,000,000 shares authorized; outstanding – 292,733 at December 31, 2008 and 314,019 shares at December 28, 2007	293	314

Capital in excess of par value	272,424	316,330

Retained earnings	528,278	546,130

Accumulated other comprehensive loss	(1,118)	(1,324)

Total stockholders’ equity	799,877	861,450

Total liabilities and stockholders’ equity	$1,879,907	$1,769,918

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share amounts)	December 31, 2008	December 28, 2007	December 29, 2006
Net sales	$1,367,224	$1,263,548	$1,285,535

Cost of sales	449,750	447,969	427,876

Gross margin	917,474	815,579	857,659

Research and development expense	257,717	261,786	246,104

Selling, general, and administrative expense	255,391	272,141	304,582

Compensation expense (benefit) – deferred compensation plan	(18,106)	6,699	5,898

Loss (gain) on deferred compensation plan securities	18,106	(6,699)	(5,898)

Interest income and other	(30,300)	(57,681)	(53,609)

Interest expense	15,492	1,705	912

Income before income taxes	419,174	337,628	359,670

Income tax expense	59,523	47,605	36,434

Net income	$359,651	$290,023	$323,236

Net income per share:

Basic	$1.20	$0.84	$0.90

Diluted	$1.18	$0.82	$0.88

Shares used in computing per share amounts:

Basic	300,951	345,382	361,096

Diluted	304,604	351,906	367,372

Cash dividends per common share	$0.19	$0.12	$-

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 31, 2008	December 28, 2007	December 29, 2006
Cash Flows from Operating Activities:

Net income	$359,651	$290,023	$323,236

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	29,969	31,082	29,721

Stock-based compensation	48,630	50,203	68,124

Deferred income tax expense (benefit)	737	(14,367)	(11,023)

Tax benefit from exercise of stock options	1,311	12,871	16,900

Gross tax benefit from stock-based compensation	(6,767)	(13,177)	(18,459)

Gain on sale of land	(112)	-	-

Changes in assets and liabilities:

Accounts receivable, net	115,459	(105,626)	2,757

Inventories	(10,527)	4,367	(7,766)

Other assets	(26,173)	(14,505)	(16,998)

Accounts payable and other liabilities	2,810	6,250	7,402

Deferred income and allowances on sales to distributors	(74,766)	(17,638)	39,793

Income taxes payable	9,717	43,419	(8,698)

Deferred compensation plan obligations	(673)	(1,309)	1,912

Net cash provided by operating activities	449,266	271,593	426,901

Cash Flows from Investing Activities:

Purchases of property and equipment	(40,273)	(31,171)	(36,484)

Purchases of available-for-sale investments	-	(113,540)	(962,345)

Proceeds from the maturities and sales of available-for-sale investments	131,060	864,853	576,535

Proceeds from sale of land	9,063	-	-

Sales (purchases) of deferred compensation plan securities, net	673	1,309	(1,912)

Purchases of intangible assets	-	(240)	(350)

Net cash provided by (used for) investing activities	100,523	721,211	(424,556)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock through various stock plans	58,908	165,624	80,880

Repurchases of common stock	(473,229)	(1,226,343)	(140,444)

Payment of dividends to stockholders	(57,051)	(41,277)	-

Gross tax benefit from stock-based compensation	6,767	13,177	18,459

Increase (decrease) in book overdrafts	(320)	319	(3,909)

Proceeds from long-term credit facility	250,000	250,000	-

Principal payments on capital lease obligations	(8,216)	(2,621)	(6,626)

Net cash used for financing activities	(223,141)	(841,121)	(51,640)

Net increase (decrease) in cash and cash equivalents	326,648	151,683	(49,295)

Cash and cash equivalents at beginning of period	890,095	738,412	787,707

Cash and cash equivalents at end of period	$1,216,743	$890,095	$738,412

Cash paid during the period for:

Income taxes, net	$66,503	$8,240	$38,942

Interest	$15,666	$1,433	$859
Non-cash transactions:

Assets acquired under capital leases	$11,871	$-	$4,245

Land reclassified from fixed assets to other current assets	$-	$8,951	$-

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
Balance, December 30, 2005	359,419	385,560	875,164	(46)	(1,090)		1,259,588
Components of comprehensive income:
Net income	-	-	323,236	-	-		323,236
Change in unrealized gains (losses) on investments, net of tax expense of $451	-	-	-	-	791		791

Total comprehensive income							324,027
Issuance of common stock through employee stock plans	7,844	80,880	-	-	-		80,880
Repurchases of common stock	(7,062)	(44,195)	(96,249)	-	-		(140,444)
Stock-based compensation expense	-	68,124	-	-	-		68,124
Elimination of deferred stock-based compensation upon adoption of SFAS 123(R)	-	(46)	-	46	-		-
Tax benefit from stock plans	-	16,900	-	-	-		16,900
Adjustment to adopt SFAS 158, net of tax benefit of $548	-	-	-	-	(914)		(914)

Balance, December 29, 2006	360,201	507,223	1,102,151	-	(1,213)		1,608,161
Components of comprehensive income:							-
Net income	-	-	290,023	-	-		290,023
Change in unrealized gains (losses) on investments, net of tax expense of $263	-	-	-	-	439		439
Amortization of accumulated unamortized loss on retiree medical plan	-	-	-	-	34		34
Net loss on retiree medical plan arising during the year, net of tax benefit of $380	-	-	-	-	(584)		(584)

Total comprehensive income							289,912
Issuance of common stock through employee stock plans, net	12,003	170,320	-	-	-		170,320
Restricted stock withholding	(219)	(1,568)	(3,128)				(4,696)
Repurchases of common stock	(57,966)	(422,405)	(803,938)	-	-		(1,226,343)
Stock-based compensation expense	-	50,203	-	-	-		50,203
Tax benefit from stock plans	-	12,871	-	-	-		12,871
Dividends paid	-	-	(41,277)	-	-		(41,277)
Adjustment to adopt FIN 48	-	-	2,299	-	-		2,299

Balance, December 28, 2007	314,019	$316,644	$546,130	$-	$(1,324	) $	861,450
Components of comprehensive income:							-
Net income	-	-	359,651	-	-		359,651
Change in unrealized loss on investments, net of tax benefit of $84	-	-	-	-	(139)		(139)
Amortization of accumulated unamortized loss on retiree medical plan	-	-	-	-	16		16
Net gain on retiree medical plan arising during the year, net of tax expense of $235	-	-	-	-	329		329

Total comprehensive income							359,857
Issuance of common stock through employee stock plans, net	5,739	67,138	-	-	-		67,138
Restricted stock withholding	(407)	(2,707)	(5,522)	-	-		(8,229)
Repurchases of common stock	(26,618)	(158,299)	(314,930)	-	-		(473,229)
Stock-based compensation expense	-	48,630	-	-	-		48,630
Tax benefit from stock plans	-	1,311	-	-	-		1,311
Dividends paid	-	-	(57,051)	-	-		(57,051)

Balance, December 31, 2008	292,733	$272,717	$528,278	$-	$(1,118	) $	799,877

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION

Notes to the Consolidated Financial Statements

Note 1:    The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs, HardCopy ASIC devices, pre-defined design building blocks known as intellectual property (“IP”), cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the communications, computer and storage, consumer, and industrial market segments.

Note 2:    Significant Accounting Policies

BASIS OF PRESENTATION  |  On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change is effective beginning with our fiscal year 2008 and has no impact on our consolidated financial statements for any previously reported period. As a result of the change in our fiscal year end, our fiscal year ended December 31, 2008 (2008) contains 369 days and our fiscal years ended December 28, 2007 (2007) and December 29, 2006 (2006) each contain 364 days. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

RECLASSIFICATIONS  |  Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation:

Consolidated Balance Sheets: Deferred compensation plan – marketable securities and Deferred compensation plan – restricted cash equivalents are presented separately (previously reported on a combined basis as Deferred compensation plan assets). Deferred income taxes – non-current and Other assets, net are presented as separate line items (previously reported as components of Deferred income taxes and other assets, net).

Consolidated Statements of Income: Compensation expense (benefit) – deferred compensation plan is presented as a separate line item (previously reported as a component of Cost of sales(1), Research and development expense, and Selling, general, and administrative expense). Loss (gain) on deferred compensation plan securities is presented as a separate line item (previously reported as a component of Interest and other, net). Interest expense is presented as a separate line item (previously reported as a component of Interest and other, net).

Consolidated Statements of Cash Flows: Cash flows from our trading securities were reclassified from operating to investing activities based on our analysis of the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

These reclassifications had no effect on our consolidated financial position, operating results or cash flows, as previously reported.

(1)	The compensation expense (benefit) related to our NQDC Plan that was previously reported in Cost of sales was not significant in 2007 or 2006 and does not materially affect our gross margin for any period presented in our consolidated financial statements.

CASH EQUIVALENTS   |  Cash equivalents consists of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2008, our cash equivalents consisted of money market funds.

SHORT-TERM INVESTMENTS  |  Management determines the appropriate classification of investments at the time of purchase. As of December 31, 2008, we held no short-term investments (except for assets held under our NQDC Plan, as defined and discussed below). Prior to December 31, 2008, our short-term investments consisted of municipal bonds, corporate bonds, and U.S. government and agency securities. Our short-term investments were classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest income and other expense (income) in our consolidated statements of income. Net unrealized gains or losses are recorded directly in stockholders’ equity. Those unrealized losses that are deemed to be other than temporary are reflected in Interest income and other expense (income).

DEFERRED COMPENSATION PLAN – MARKETABLE SECURITIES  |  We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The investments held in the NQDC Plan consist of publicly traded equity securities, mutual funds and fixed income securities. We account for these investments as trading securities in accordance with SFAS 115 with gains or losses reported as Loss (gain) on deferred compensation plan securities in our consolidated statements of income.

DEFERRED COMPENSATION PLAN – RESTRICTED CASH EQUIVALENTS  |  As of December 31, 2008 and December 28, 2007, the NQDC Plan held $17.4 million and $14.6 million, respectively, in money market funds, which are classified as restricted cash equivalents due to legal restrictions associated with the trust held under the Plan.

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

Property and equipment includes costs related to the development of internal use software pursuant to the guidance in the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

We evaluate the recoverability of our property and equipment on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and record an impairment charge as appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS  |  For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, the carrying value approximates fair value due to their short maturities. For our long-term credit facility, the carrying value approximates fair value due to its variable interest rate with low margin.

CONCENTRATIONS OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND KEY SUPPLIERS  |  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. We place our cash, cash equivalents, and short-term investments in a variety of financial instruments and, by policy, limit the amount of credit exposure through diversification and by restricting our investments to highly rated investment-grade securities.

We sell our products to distributors and original equipment manufacturers (“OEMs”) throughout the world and perform on-going credit evaluations of their financial condition and require credit guarantees whenever deemed necessary.

Trade accounts receivable are recorded at the invoiced amount. We maintain allowances for doubtful accounts to reduce our receivables to their estimated realizable value. The allowance for doubtful accounts balance was $3.1 million as of December 31, 2008 and $ 4.1 million as of December 28, 2007, and is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Delinquent account balances are subject to interest charges. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We wrote off $1.3 million in 2008, $0.9 million in 2007, and $0.1 million in 2006 against our allowances for doubtful accounts. Charges to expense were insignificant for all three years.

Total sales are the sum of our own direct sales to OEMs and our distributors’ resale of Altera products. Worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 91%, 94% and 93% of total sales in 2008, 2007 and 2006, respectively. Arrow Electronics, Inc. (“Arrow”) continues to be our largest distributor. Arrow, on a worldwide basis, accounted for 46%, 45% and 47% of total sales in 2008, 2007 and 2006, respectively. Our second largest distributor, Altima Corporation (“Altima”), accounted for 14%, 13% and 15% of total sales in 2008, 2007 and 2006, respectively. No other distributor accounted for greater than 10% of total sales in 2008, 2007 or 2006. In 2008, 2007 or 2006, no single end customer accounted for more than 10% of our total sales.

As of December 31, 2008, accounts receivable from Altima and Arrow individually accounted for 27% and 20%, respectively, of our net accounts receivable. As of December 28, 2007, accounts receivable from Arrow accounted for 40% of our net accounts receivable. No other distributor accounted for more than 10% of our net accounts receivable as of December 31, 2008 or December 28, 2007.

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

ADVANCES TO DISTRIBUTORS  |  Distributor advances, included in Deferred income and allowances on sales to distributors on our consolidated balance sheets, totaled $137.4 million as of December 31, 2008 and $118.7 million as of December 28, 2007. On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $63.4 million as of December 31, 2008 and $54.8 million as of December 28, 2007. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

REVENUE RECOGNITION  |  We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 90% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In almost all cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ resales are priced at a discount from list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession, upon the completion of the resale transaction. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of Deferred income and allowances on sales to distributors balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income by anticipated future price concessions; instead, price concessions are typically recorded against Deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer. For 2008, 2007 and 2006, total price concessions earned by distributors were $3.9 billion, $3.1 billion and $2.7 billion, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return. For 2008, 2007 and 2006, returns from distributors totaled $134.8 million, $117.1 million and 139.0 million, respectively.

For the components of Deferred income and allowances on sales to distributors, see Note 7 – Deferred Income and Allowances on Sales to Distributors.

Revenue from products sold directly to OEMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues. We record reserves for OEM sales returns and allowances, as a component of Accounts receivable, net, in the accompanying consolidated balance sheets, for any specific known customer returns or allowances.

IMPAIRMENT OF DEFERRED COST OF SALES  |  We evaluate whether our deferred cost of sales has been impaired based on expected net cash flow to be received for the deferred item. In assessing the impairment of our deferred cost of sales, we use the guidance provided by Accounting Research Bulletin No. 43, which establishes the lower-of-cost-or-market rule as the guiding principle to be used in assessing whether cost or a lower estimate of realizable value should be used for inventories. Our deferred cost of sales represents the products shipped from Altera to our distributors. We apply our inventory valuation procedures, including potential impairment due to excess or obsolescence, to Altera owned inventory and distributor owned inventory. Realization of the deferred cost occurs because we earn revenue in excess of the amount of costs deferred. We do not typically agree to price discounts with our distributors that would result in us receiving cash in an amount less than the deferred costs of sales. In those rare instances where we have agreed to a price discount below our cost, we write the inventory down to its new cost basis in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. This results in the amount of deferred cost of sales not exceeding its realizable value.

DERIVATIVE FINANCIAL INSTRUMENTS  |   We account for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings.

During 2008, we entered into forward foreign exchange contracts reducing our exposure to foreign currency rate changes related to the construction cost for our new facility in Penang, Malaysia. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under SFAS 133. We do not enter into foreign exchange transactions for trading or speculative purposes.

As of December 31, 2008, all the forward foreign exchange contracts had matured. The realized loss from the settlement of the forward contracts of $1.7 million for 2008 is presented in Interest income and other in our 2008 consolidated income statement. We did not enter into any forward contracts in 2007 or 2006.

INCOME TAXES  |  We account for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, our income tax expense is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We record interest and penalties related to unrecognized tax benefits in income tax expense.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on December 30, 2006, the first day of 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, we recognized a $2.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of retained earnings. See Note 11 – Income Taxes for further discussion.

STOCK-BASED COMPENSATION PLANS  |  On December 31, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (“ESPP Shares”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from December 31, 2005, the first day of 2006. Our consolidated financial statements, as of December 31, 2008 and December 28, 2007, and for 2008, 2007 and 2006, reflect the impact of SFAS 123(R).

Stock-based compensation expense recognized in 2008, 2007 and 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 30, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 30, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 30, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore, we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes option pricing model to determine the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). We have elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption of FSP 123(R)-3 did not have an impact on our overall consolidated financial position, results of operations or cash flows. See Note 10 – Stock-Based Compensation for additional information.

SFAS 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research and development tax credit through the consolidated statement of income (continuing operations) rather than through paid-in-capital.

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in functional currency are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are remeasured at the average exchange rate for the period. Non monetary assets and liabilities are remeasured at historical exchange rates. The resultant remeasurement gains or losses are included in Interest income and other expense (income) in the consolidated statements of income. Such gains or losses are insignificant for all periods presented.

RESEARCH AND DEVELOPMENT EXPENSE  |  Research and development expense includes costs for compensation and benefits, stock-based compensation, development masks, prototype wafers, and depreciation and amortization. Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $7.1 million, $8.8 million, and $9.1 million in 2008, 2007 and 2006, respectively.

INCOME PER SHARE  |  In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), we compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, and ESPP shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

NEW ACCOUNTING PRONOUNCEMENTS  |   In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the company in the first quarter of 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157 as it applies to our financial instruments. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 16 – Fair Value of Financial Instruments.

Note 3:    Income per Share

A reconciliation of basic and diluted income per share is presented below:

(In thousands, except per share amounts)	2008	2007	2006
Basic:

Net income	$359,651	$290,023	$323,236

Basic weighted shares outstanding	300,951	345,382	361,096

Net income per share	$1.20	$0.84	$0.90

Diluted:

Net income	$359,651	$290,023	$323,236

Weighted shares outstanding	300,951	345,382	361,096

Effect of dilutive securities:

Stock options, ESPP, and restricted stock unit shares	3,653	6,524	6,276

Diluted weighted shares outstanding	304,604	351,906	367,372

Net income per share	$1.18	$0.82	$0.88

In applying the treasury stock method, we excluded 26.7 million stock option shares for 2008 because their effect was anti-dilutive. Anti-dilutive stock option shares totaled 21.6 million for 2007 and 39.7 million for 2006. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of December 31, 2008 were included in our treasury stock method calculation.

Note 4:    Marketable Securities

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS  |  Cash equivalents as of December 31, 2008 consisted of $1,190,271 of money market funds. Cash equivalents and short-term investments as of December 28, 2007 consisted of $750,553 of money market funds, $104,926 of municipal bonds and $150,045 of corporate debt securities. These amounts were presented in the consolidated balance sheet as of December 28, 2007 as cash equivalents of $874,240 and short-term investments of $131,284 based on the original maturities of these investments.

For money market funds, the cost basis equals fair value and, accordingly, there are no unrealized gains or losses. The cost and fair value of municipal bonds and corporate debt securities held as of December 28, 2007 were not significantly different. Investment income from these securities was $31.7 million, $59.2 million and $55.4 million in 2008, 2007 and 2006, respectively, and is presented in Interest income and other in our consolidated statements of income.

DEFERRED COMPENSATION PLAN ASSETS  |  Assets held in the trust associated with NQDC Plan consist of money market shares, publicly traded equity securities, mutual funds and fixed income securities. Except for the money market shares, we account for these assets as trading securities in accordance with SFAS 115, with gains or losses reported as Loss (gain) on deferred compensation plan securities in our consolidated statements of income. Losses (gains) from these assets are offset by the compensation expense (benefit) associated with our deferred compensation plan obligations. Therefore, gains or losses associated with the NQDC Plan assets do not impact our income before income taxes, net income, or cash balances.

Investment income (loss) from our deferred compensation plan assets for 2008, 2007 and 2006 was as follows:

(In thousands)	2008	2007	2006

Gross realized gains from sale of trading securities	$2,048	$4,602	$2,731

Gross realized losses from sale of trading securities	(3,926)	(102)	(102)

Dividend and interest income	1,529	2,026	1,519

Net unrealized holding gains (losses)	(17,757)	173	1,750

Net investment income (loss)	$(18,106)	$6,699	$5,898

Note 5:    Inventories

Inventories as of December 31, 2008 and December 28, 2007 were comprised of the following:

(In thousands)	December 31, 2008	December 28, 2007

Raw materials and work in process	$56,764	$45,826

Finished goods	27,873	28,284

Total inventories	$84,637	$74,110

Note 6:    Property and Equipment

Property and equipment, net as of December 31, 2008 and December 28, 2007 was comprised of the following:

(In thousands)	December 31, 2008	December 28, 2007

Land and land rights	$23,108	$23,108

Buildings	125,323	127,331

Equipment and software	258,408	244,380

Office furniture and fixtures	21,840	21,805

Leasehold improvements	8,680	7,380

Property and equipment, at cost	437,359	424,004

Accumulated depreciation and amortization	(245,097)	(254,154)

Property and equipment, net	$192,262	$169,850

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $29.7 million in 2008, $30.7 million in 2007, and $28.3 million in 2006. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated income statements.

Assets held under capital leases, included in Equipment and software as presented above, totaled $13.0 million (net of accumulated amortization of $2.5 million) as of December 31, 2008 and $4.1 million (net of accumulated amortization of $9.1 million) as of December 28, 2007.

Note 7:    Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	December 31, 2008	December 28, 2007

Deferred revenue on shipments to distributors	$370,098	$440,988

Deferred cost of sales on shipments to distributors	(33,924)	(51,201)

Deferred income on shipments to distributors	336,174	389,787

Advances to distributors	(137,353)	(118,662)

Other deferred revenue (1)	6,853	9,315

Total	$205,674	$280,440

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for 2008, 2007 and 2006 was as follows:

(In thousands)	2008	2007	2006

Balance at beginning of period	$280,440	$298,078	$258,285

Deferred income on shipments to distributors	4,781,959	3,957,820	3,661,327

Net change in advances to distributors	(18,691)	(6,686)	(37,810)

Price concessions (1)	(3,896,456)	(3,127,039)	(2,675,116)

Returns	(134,824)	(117,139)	(139,060)

Income recognized on distributor shipments to end customers	(804,292)	(726,549)	(770,620)

Net changes in other deferred revenue	(2,462)	1,955	1,072

Balance at end of period	$205,674	$280,440	$298,078

(1)	Average aggregate price concessions paid typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing.

Note 8:    Commitments and Contingencies

OPERATING AND CAPITAL LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2015. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $10.2 million, $11.6 million, and $10.6 million in 2008, 2007 and 2006, respectively. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating leases and capital lease obligations as of December 31, 2008 are as follows:

Year	Operating	Capital
	(In thousands)

2009	$7,733	$2,200

2010	5,553	2,900

2011	3,208	-

2012	2,424	-

2013	2,049	-

2014-2015	1,300	-

Total	$22,267	5,100

Less amount representing interest		(256)

Present value of minimum lease payments		4,844

Less current portion (1)		2,249

Non-current portion (2)		$2,595

(1)	Included in Accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

(2)	Included in Other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2008.

PURCHASE OBLIGATIONS  |  We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of December 31, 2008, we had approximately $78.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

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

We generally warrant our products against defects in materials, workmanship and non-conformance to our specifications. We provide for known product issues if a loss is probable and can be reasonably estimated. To date, such claims have not been significant. The following table summarizes the activity related to our product warranty liability for 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Balance at beginning of period	$18	$1,115	$1,453
Addition (reduction) to estimated reserve	935	(874)	1,320
Payments	(93)	(223)	(1,658)

Balance at end of period (1)	$860	$18	$1,115

(1)	Included in Accrued liabilities in the accompanying consolidated balance sheets.

Note 9:    Stockholders’ Equity

COMMON STOCK REPURCHASES  |  Since the inception of our stock repurchase program in 1996 through December 31, 2008, our board of directors has authorized 183 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable. On December 31, 2008, 4.7 million shares remained authorized for repurchase under our stock repurchase program.

Common stock repurchase activities for 2008, 2007, and 2006 were as follows:

(In millions, except per share amounts)	2008	2007	2006
Shares repurchased	26.6	58.0	7.1
Cost of shares repurchased	$473.2	$1,226.3	$140.4
Average price per share	$17.78	$21.16	$19.89

On January 26, 2009, our board of directors declared a cash dividend of $0.05 per common share payable on March 2, 2009 to stockholders of record on February 10, 2009.

Note 10:    Stock-Based Compensation

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

As of December 31, 2008, the 2005 Plan had a total of 25.8 million shares reserved for future issuance, of which 14.0 million shares were available for future grants.

A summary of shares available for grant under our 2005 Plan is as follows:

(In thousands)	Shares Available For Grant
Balance, December 28, 2007	12,953
Additional shares authorized	5,000
Stock option grants	(705)
Stock options forfeited (1)	3,227
RSUs granted (2)	(7,318)
RSUs forfeited (2)	886

Balance, December 31, 2008	14,043

(1)	Includes 2.8 million shares that were granted under the 1996 Plan and 1998 Plan that were outstanding on the effective date of the 2005 Plan, and were during 2008. Upon forfeiture, these shares were returned to the pool of shares available for grant and issuance under the 2005 Plan.

(2)	During 2008, we granted 3.3 million RSUs, and 0.4 million were forfeited during the year. For purposes of determining the number of shares available for grant under the 2005 Plan against the maximum number of shares authorized, each RSU granted reduces the number of shares available for grant by 2.25 shares and each RSU forfeited increases shares available for grant by 2.25 shares.

A summary of activity for our RSUs for 2008, 2007 and 2006, and information regarding RSUs outstanding and expected to vest as of December 31, 2008 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	-	$-
Grants	2,922	18.26
Vested	-	-
Forfeited	(171)	18.64

Outstanding, December 29, 2006	2,751	18.24
Grants	3,105	22.07
Vested	(663)	18.27
Forfeited	(494)	19.59

Outstanding, December 28, 2007	4,699	20.49

Grants	3,252	20.36
Vested	(1,269)	20.34
Forfeited	(393)	20.76

Outstanding, December 31, 2008	6,289	$20.54	2.7	$105,100

Vested and expected to vest, December 31, 2008	5,358	$20.50	2.7	$89,528

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on December 31, 2008, multiplied by the number of RSUs outstanding or vested and expected to vest as of December 31, 2008.

A summary of stock option activity for each of the three years ended December 31, 2008 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2008 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 30, 2005	63,773	$19.33
Grants	1,994	19.30
Exercises	(6,677)	9.64
Forfeited	(4,457)	22.78

Outstanding, December 29, 2006	54,633	20.24
Grants	1,312	20.99
Exercises	(10,187)	15.01
Forfeited	(2,209)	23.41

Outstanding, December 28, 2007	43,549	21.33
Grants	705	19.92
Exercises	(3,347)	14.93
Forfeited	(3,227)	23.07

Outstanding, December 31, 2008	37,680	$21.72	4.2	$12,181

Exercisable, December 31, 2008	35,393	$21.83	4.0	$12,170

Vested and expected to vest, December 31, 2008	37,452	$21.73	4.2	$12,179

(1)	For those stock options with an exercise price below the closing price per share on December 31, 2008, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2008, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2008.

As of December 31, 2008, 35.4 million non-qualified stock option shares were exercisable with an average exercise price of $21.83. As of December 28, 2007, 38.2 million non-qualified stock option shares were exercisable with an average exercise price of $21.47.

For 2008, 2007 and 2006, 3.3 million, 10.2 million and 6.7 million non-qualified stock option shares were exercised, respectively. The aggregate intrinsic value of stock options exercised for 2008, 2007 and 2006 was $22.6 million, $80.9 million and $69.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period.

The net tax benefit realized from the exercise of non-qualified stock options, the disqualifying dispositions from the employee stock purchase plan, and the vesting of RSUs was $1.3 million for 2008, compared with $12.9 million for 2007 and $16.9 million for 2006.

EMPLOYEE STOCK PURCHASE PLAN  |  Our 1987 Employee Stock Purchase Plan (“ESPP”) has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period generally includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant will be automatically withdrawn from the current offering period following the purchase of shares on the purchase date and will be automatically re-enrolled in the immediately following offering period.

On May 13, 2008, the stockholders approved an amendment to the ESPP to increase the number of shares reserved for issuance from 21.7 million to 22.7 million shares. As of December 31, 2008, 2.4 million shares were available for future issuance under the ESPP. Sales under the ESPP were 1.1 million shares of common stock at an average price of $15.54 per share for 2008, 1.2 million shares of common stock at an average price of $15.10 per share for 2007, and 1.2 million shares of common stock at an average price of $14.17 per share for 2006.

VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)  |  On December 31, 2005, the first day of 2006, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors, including employee stock options and other stock-based awards, based on estimated fair values at the grant date as required by SFAS 123(R). Stock-based compensation expense under SFAS 123(R) was as follows:

(In thousands)	2008	2007	2006
Cost of sales	$1,407	$1,310	$1,868
Research and development expense	22,908	20,406	28,566
Selling, general, and administrative expense	24,315	28,487	37,690

Pre-tax stock-based compensation expense	48,630	50,203	68,124
Income tax benefit	(13,844)	(14,932)	(20,123)

Net stock-based compensation expense	$34,786	$35,271	$48,001

As of December 31, 2008, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $108.0 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The weighted average assumptions used to estimate the fair value of RSUs granted during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
RSUs:
Risk-free interest rate	2.6%	4.7%	-
Dividend yield	0.9%	0.4%	-
Weighted-average estimated fair value	$19.91	$21.84	$18.26

Stock Options and ESPP Shares

We estimate the fair value of stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires our estimate of highly subjective assumptions, which greatly affect the fair value of each stock option and ESPP share. The assumptions used to estimate the fair value of stock options and ESPP shares granted during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Stock options:
Expected term (in years)	5.0	5.0	4.7
Expected stock price volatility	37.1%	36.8%	42.1%
Risk-free interest rate	3.0%	4.7%	4.6%
Dividend yield	1.0%	0.3%	-
Weighted-average estimated fair value	$6.78	$8.14	$8.11
ESPP shares:
Expected term (in years)	0.7	0.8	0.7
Expected stock price volatility	51.2%	35.5%	33.2%
Risk-free interest rate	1.2%	4.0%	5.0%
Dividend yield	1.2%	0.8%	-
Weighted-average estimated fair value	$5.37	$5.32	$4.87

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

IRC Section 409A Affected Options

On July 24, 2007, we filed with the SEC a Tender Offer Statement on Schedule TO (the “Offer”). The Offer allows certain optionees to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service. The Offer expired on August 31, 2007. Pursuant to the terms of the Offer, we have accepted for amendment certain options to purchase approximately 62,000 shares of its common stock. There was no charge to operations related to the Offer.

Note 11:    Income Taxes

Income tax expense consists of:

(In thousands)	2008	2007	2006
Current tax expense:
United States (“U.S.”)	$35,073	$43,670	$43,130
State	3,583	5,617	(3,844)
Foreign	20,130	12,685	8,171

Total current tax expense	58,786	61,972	47,457

Deferred taxes:
U.S.	(2,405)	(10,095)	(15,917)
State	2,747	(4,876)	4,530
Foreign	395	604	364

Total deferred tax expense (benefit)	737	(14,367)	(11,023)

Total income tax expense	$59,523	$47,605	$36,434

Deferred income tax assets were as follows:

(In thousands)	December 31, 2008	December 28, 2007
Deferred income on sales to distributors	$28,849	$29,568

Acquisition costs	10,044	12,316

Deferred compensation	24,340	23,408

Stock compensation	31,377	25,234

Other accrued expenses and reserves	32,325	30,194

Unutilized tax credits	12,794	16,407

Gross deferred tax assets	139,729	137,127

Depreciation	(3,341)	199

Net deferred tax assets	$136,388	$137,326

As of December 31, 2008, we had $1.6 million and $11.2 million of U.S. and California research and development tax credit carry forwards, respectively. The U.S. research and development tax credits start to expire in 2027 and the California credits can be carried forward indefinitely.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2008	2007	2006
Tax expense at U.S. statutory rates	$146,736	$118,158	$125,885

State taxes, net of federal benefit	12,227	8,440	8,992

Foreign income taxed at different rates	(93,790)	(62,313)	(73,591)

Closure of tax audits	-	-	(3,972)

Tax exempt income	(560)	(7,271)	(10,129)

Tax credits	(6,240)	(13,601)	(12,065)

Other, net	1,150	4,192	1,314

Total income tax expense	$59,523	$47,605	$36,434

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS is examining our tax returns for 2005, 2006 and 2007. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. We estimate this amount to be approximately $1.8 million.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on our results of operations in future periods.

The activity for unrecognized gross tax benefits for 2008 and 2007 was as follows:

(In millions)	2008	2007

Balance at beginning of year	$169.7	$141.8

Additions based on tax positions related to the current year	24.3	23.0

Additions for tax provisions of prior years	8.7	5.1

Reductions for tax positions of prior years	(3.5)	(0.2)

Balance at end of year	$199.2	$169.7

The reconciliation of the unrecognized gross tax benefit on the consolidated balance sheets was as follows:

(In millions)	December 31, 2008	December 28, 2007

Decrease in deferred income taxes – current	$5.5	$4.1

Increase in income taxes payable	19.8	13.6

Increase in income taxes payable – non-current	173.9	152.0

Total	$199.2	$169.7

As of December 31, 2008 and December 28, 2007, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate, is $164.1 million and $154.2 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.

Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized $5.6 million, $6.1 million, and $5.8 million of interest and penalties in 2008, 2007 and 2006, respectively. The balance of accrued and unpaid interest and penalties was $34.3 million and $28.1 million as of December 31, 2008 and December 28, 2007, respectively.

U.S. and foreign components of income before income taxes were:

(In thousands)	2008	2007	2006
U.S.	$66,276	$98,337	$64,899

Foreign	352,898	239,291	294,771

Income before income taxes	$419,174	$337,628	$359,670

Aggregate unremitted earnings of our foreign subsidiaries were $705.6 million as of December 31, 2008. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes.

Note 12:    Segment and Geographic Information

We operate in a single industry segment comprised of the design, development, manufacture, and sale of PLDs, IP cores, and associated development tools. Our sales by major geographic area are based on the geographic location of the OEMs or the distributors who purchased our products. The geographic locations of our distributors may be different from the geographic locations of our end customers.

(In thousands)	2008	2007	2006
United States	$287,905	$252,244	$269,179
Japan	260,672	251,694	295,915
China	259,773	214,803	167,120
Other	558,874	544,807	553,321

Net sales	$1,367,224	$1,263,548	$1,285,535

Property and equipment, net by country was as follows:

(In thousands)	December 31, 2008	December 28, 2007
United States	$128,708	$134,051
Malaysia	56,614	28,720
Other	6,940	7,079

Property and equipment, net	$192,262	$169,850

Note 13:    Employee Benefits Plans

ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN  |  We provide retirement benefits to our eligible U.S. employees, through Altera Corporation Savings and Retirement Plan (“the 401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 20% of their eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% up to the first 5% of the salary deferred with a maximum of $3,000 per participant in 2008 ($2,000 for 2007 and 2006).

After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Total contributions to the 401(k) Plan were $3.8 million, $2.8 million, and $2.8 million in 2008, 2007 and 2006, respectively, and were expensed as incurred.

ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN  |  We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2008, there were approximately 121 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $56.0 million and $74.8 million as of December 31, 2008 and December 28, 2007, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our consolidated statements of income. The investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as Compensation expense (benefit) – deferred compensation plan in our consolidated statements of income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

RETIREE MEDICAL PLAN  |  We sponsor a retiree medical plan providing medical benefits to eligible U.S. retirees and their spouses. Benefits are available to employees hired on or before July 1, 2002 who retire from Altera at or after age 55 if they have at least 10 years of service. Effective January 1, 2005, future participation was also limited to existing employees who were age 40 or older as of January 1, 2005. In accordance with the requirements of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), we have recognized the under-funded status of this plan as a liability in our consolidated balance sheets as of December 31, 2008 and December 28, 2007.

The changes in the accumulated postretirement benefit obligations for the retiree medical plan were as follows:

(In thousands)	December 31, 2008	December 28, 2007
Balance at beginning of year	$9,305	$7,363

Service cost	1,002	900

Interest cost	597	509

Actuarial loss (gain)	(540)	563

Benefits paid	(48)	(30)

Balance at end of year	$10,316	$9,305

There were no assets held under the retiree medical plan as of December 31, 2008 or December 28, 2007. Employer contributions were made in amounts sufficient to fund benefit payments in each period. Employer contributions and benefit payments made during 2008 and 2007 are presented above.

The accumulated postretirement benefit obligation of $10.3 million and $9.3 million as of December 31, 2008 and December 28, 2007, respectively, is included in Other non-current liabilities in our consolidated balance sheets. Unrecognized actuarial losses, net of deferred taxes, were recorded in Accumulated other comprehensive loss in our consolidated financial statements. The balances as of December 31, 2008 and December 28, 2007 were as follows:

(In thousands)	December 31, 2008	December 28, 2007
Unrecognized pre-tax actuarial loss	$1,349	$1,970
Deferred taxes	(506)	(739)

	$843	$1,231

The discount rate used to determine the accumulated postretirement benefit obligation was 6.2% and 6.5% as of December 31, 2008 and December 28, 2007, respectively. The assumed healthcare cost trend rate was 4% in both 2008 and 2007. A one percentage point change in the assumed healthcare cost trend rate as of December 31, 2008 would not have a significant effect on the accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

The net periodic postretirement benefit cost for the plan included the following components:

(In thousands)	2008	2007	2006
Service cost	$1,002	$900	$615
Interest cost	597	509	370
Amortization of actuarial loss (gain)	81	55	(33)

Net periodic benefit cost	$1,680	$1,464	$952

In January 2009, we modified the retiree medical plan to:

▪	Eliminate coverage for new retirees after January 1, 2010;

▪	Suspend retiree coverage at the Medicare entitlement age of 65; and

▪	Increase the cost sharing provisions for covered spouses from 50% to 75% of the policy premium.

Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. We made cash payouts in January 2009 of approximately $1.4 million. As a result of the plan modifications described above, we have substantively terminated the retiree medical plan and our obligation for future cash payment of post-retirement medical claims has been substantially eliminated.

OTHER EMPLOYEE BENEFIT PLANS  |  We provide a defined benefit retirement plan to our employees in Japan. This plan is not significant and is excluded from the SFAS 158 disclosures presented above.

In addition, we offer to U.S. and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to three weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which are included in Accrued compensation and related liabilities, as well as in Other non-current liabilities, respectively, as of December 31, 2008 and December 28, 2007.

(In thousands)	December 31, 2008	December 28, 2007
Accrued compensation and related liabilities	$2,191	$1,480
Other non-current liabilities	5,359	5,628

	$7,550	$7,108

Note 14:    Long-term Credit Facility

On August 31, 2007, we entered into a five-year $750 million unsecured revolving credit facility (the “Facility”) that is scheduled to expire on August 31, 2012. Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million and the expiration date of the Facility may be extended annually for additional one year periods.

Our total borrowings under the Facility as of December 31, 2008 and December 28, 2007 were $500 million and $250 million, respectively. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2008 and December 28, 2007 was LIBOR plus 0.425% and LIBOR plus 0.27%, respectively. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of December 31, 2008 and 0.08% as of December 28, 2007. The principal amount of borrowings, together with accrued interest, is due on the maturity date of August 31, 2012. As of December 31, 2008, $250 million is available under the Facility.

Interest expense recognized under the Facility represented the substantial portion of Interest expense on our consolidated income statements for 2008 and 2007.

The terms of the Facility require compliance with certain financial covenants that require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2008 and December 28, 2007, we were in compliance with all such covenants.

Note 15:    Restructuring Charges

During the fourth quarter of 2007, we announced a restructuring of our operations in order to reduce our overall cost structure and enhance our near and long-term profitability. The restructuring plan included elimination of 67 jobs and consolidation of excess facilities, resulting in restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. The following table summarizes the significant activity within, and components of, our restructuring obligations as of December 31, 2008 and December 28, 2007:

(In thousands)	Employee severance costs	Lease impairments	Other costs	Total

Restructuring charge recognized in 2007	$3,597	$1,282	$360	$5,239

Cash payments	(978)	-	-	(978)

Restructuring obligations as of December 28, 2007 (1)	2,619	1,282	360	4,261

Cash payments	(2,619)	(1,001)	(341)	(3,961)

Other adjustments (2)	-	452	50	502

Restructuring obligations as of December 31, 2008 (1)	$-	$733	$69	$802

(1)	Principally included in Accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and December 28, 2007. Payments under our restructuring plan will be complete by December 31, 2010.

(2)	Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by overall deterioration of real estate market conditions arising since the fourth quarter of 2007 in markets affected by our restructuring plan.

The 2007 restructuring charges are included in our consolidated statement of income for 2007 as follows:

(In thousands)

Research and development expense	$1,767

Selling, general, and administrative expense	3,472

$5,239

Note 16:    Fair Value of Financial Instruments

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

The following table summarizes the valuation of our financial instruments that were determined by using the following inputs as of December 31, 2008:

	Fair Value Measurements as of December 31, 2008
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents (1)	$1,190,271	$1,190,271	$-
Deferred compensation plan assets: (2)

Restricted cash equivalents	17,379	17,379	-

Equity securities	14,592	14,592	-

Fixed income securities	6,239	-	6,239

Mutual funds	17,762	17,762	-

Total	$1,246,243	$1,240,004	$6,239

(1)	Included in Cash and cash equivalents in the accompanying consolidated balance sheet as of December 31, 2008.

(2)	Included in Deferred compensation plan - marketable securities and Deferred compensation plan – restricted cash equivalents in the accompanying consolidated balance sheet as of December 31, 2008.

Our cash equivalents and investment securities are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market securities, exchange traded stocks and open-end mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Note 17:    Legal Proceedings

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altera Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 in 2007 and changed its method of accounting for uncertainty for income taxes.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

February 23, 2009

Supplementary Financial Data (unaudited)

Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (3)
Net sales	$336,071	$359,854	$356,755	$314,544
Gross margin (1)	$218,762	$241,517	$239,350	$217,845
Research and development expense (1)	$61,137	$63,623	$64,111	$68,846
Selling, general, and administrative expense (1)	$63,131	$64,173	$65,330	$62,757
Net income	$83,924	$97,982	$94,704	$83,041
Basic net income per share	$0.27	$0.33	$0.31	$0.28
Diluted net income per share	$0.27	$0.32	$0.31	$0.28

Cash dividends per common share	$0.04	$0.05	$0.05	$0.05
2007 (2) (3)
Net sales	$304,916	$319,682	$315,783	$323,167
Gross margin (1)	$200,422	$206,630	$201,422	$207,105
Research and development expense (1)	$57,884	$61,505	$69,969	$72,428
Selling, general, and administrative expense (1)	$71,216	$66,436	$65,278	$69,211
Net income	$75,059	$80,530	$68,957	$65,477
Basic net income per share	$0.21	$0.23	$0.20	$0.20
Diluted net income per share	$0.21	$0.22	$0.20	$0.20

Cash dividends per common share	$-	$0.04	$0.04	$0.04
2006 (3)
Net sales	$292,830	$334,100	$341,213	$317,392
Gross margin (1)	$195,752	$220,753	$230,734	$210,420
Research and development expense (1)	$62,001	$64,286	$62,419	$57,398
Selling, general, and administrative expense (1)	$74,837	$77,368	$79,909	$72,468
Net income	$58,693	$77,260	$87,421	$99,862
Basic net income per share	$0.16	$0.21	$0.24	$0.28
Diluted net income per share	$0.16	$0.21	$0.24	$0.27

Cash dividends per common share	$-	$-	$-	$-
2005
Net sales	$264,822	$285,477	$291,530	$281,910
Gross margin (1)	$180,915	$194,890	$193,896	$188,101
Research and development expense (1)	$51,810	$54,907	$48,761	$53,170
Selling, general, and administrative expense (1)	$55,146	$55,622	$55,845	$57,914
Net income	$63,766	$67,566	$77,816	$69,682
Basic net income per share	$0.17	$0.18	$0.21	$0.19
Diluted net income per share	$0.17	$0.18	$0.21	$0.19

Cash dividends per common share	$-	$-	$-	$-
2004
Net sales	$242,908	$268,972	$264,599	$239,885
Gross margin (1)	$167,452	$188,332	$184,019	$167,935
Research and development expense (1)	$42,582	$42,738	$48,258	$47,265
Selling, general, and administrative expense (1)	$49,878	$52,712	$53,577	$55,084
Net income	$58,985	$75,565	$83,301	$58,224
Basic net income per share	$0.16	$0.20	$0.22	$0.16
Diluted net income per share	$0.15	$0.20	$0.22	$0.15
Cash dividends per common share	$-	$-	$-	$-

(1)	Prior to the fourth quarter of 2008, Gross margin, Research and development expense, and Selling, general and administrative expense in our quarterly financial information included the compensation expense (benefit) related to our deferred compensation plan. We have reclassified the compensation expense (benefit) to a separate line item in our consolidated income statements. Accordingly, Gross margin, Research and development expense and Selling, general and administrative expense presented above do not include compensation expense (benefit) related to our deferred compensation plan.

(2)	During the fourth quarter of 2007, we recorded a restructuring charge of $5.2 million.

(3)	In 2008, 2007 and 2006, Gross margin, Research and development expense, and Selling, general, and administrative expense include the effect of the adoption of SFAS No. 123(R). See Note 10 – Stock-Based Compensation to our consolidated financial statements for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of

December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of February 25, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Exchange Act) that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning our executive officers required by this Item is incorporated by reference to the section in Item 1 of this report entitled “Executive Officers” and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. The information concerning our directors and our nominees required by this Item is incorporated by reference to the section entitled “Proposal One – Election of Directors” in our Proxy Statement.

The current members of the audit committee are Susan Wang (Chair), Robert J. Finocchio and Greg Myers, each of whom is “independent” as defined by current NASD listing standards.

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

February 25, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2009

/s/ TIMOTHY R. MORSE Timothy R. Morse	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer )	February 25, 2009

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director and Lead Independent director	February 25, 2009

/s/ KEVIN McGARITY Kevin McGarity	Director	February 25, 2009

/s/ GREG MYERS Greg Myers	Director	February 25, 2009

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	February 25, 2009

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 25, 2009

/s/ SUSAN WANG Susan Wang	Director	February 25, 2009

Exhibit Index

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(1)

3.2	By-laws of the Registrant, as currently in effect.(2)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended May 8, 2007.(4)

10.3	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

#10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective November 6, 2008.

#10.10+	Form of Deferred Compensation Agreement.

10.11*	Wafer Supply Agreement dated June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(6)

10.12*

Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. And to Option Agreement 1 dated as of June 26, 1995 between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.13	Amendment of Wafer Supply Agreement dated June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(8)

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(9)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006.(10)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(11)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(12)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(13)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(14)

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 9, 2006.(15)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(17)

10.30+	Altera Corporation 2008 Executive Bonus Plan.(18)

10.31	Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(19)

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(20)

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(20)

10.34*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(20)

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders.(21)

10.38

Letter of Acceptance of a Construction Contract dated January 11, 2008, by and among Altera Corporation (M) SDN. BHD., B.L. Tay Architect, on behalf of Altera Malaysia, and Nakano Construction SDN. BHD.(22)

#11.1	Computation of Earnings per Share (included in Note 3 to our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included on page 74 of this Annual Report on Form 10-K).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Exhibit
#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.

(2)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 29, 2008.

(3)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(5)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 26, 2008.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.

(8)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.

(10)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.

(12)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.

(13)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.

(15)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(16)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.

(17)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.

(18)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 11, 2008.

(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.

(20)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.

(22)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 17, 2008.

#	Filed herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.