Form 10-Q
period 2009-03-27
ALTERA CORP
filed 2009-04-27
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at April 15, 2009: 293,425,797

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amount)

(In thousands, except par value amount)	March 27, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,234,291	$1,216,743
Accounts receivable, net of allowances for doubtful accounts of $2,866 and $3,096 as of March 27, 2009 and December 31, 2008, respectively	182,120	83,430
Inventories	63,333	84,637
Deferred income taxes - current	85,756	85,777
Deferred compensation plan - marketable securities	36,568	38,593
Deferred compensation plan - restricted cash equivalents	22,772	17,397
Other current assets	82,160	100,584

Total current assets	1,707,000	1,627,161
Property and equipment, net	191,628	192,262
Deferred income taxes - non-current	48,099	50,611
Other assets, net	9,290	9,873

Total assets	$1,956,017	$1,879,907

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,852	$33,834
Accrued liabilities	31,891	29,951
Accrued compensation and related liabilities	46,614	58,450
Deferred compensation plan obligations	59,340	55,990
Deferred income and allowances on sales to distributors	245,582	205,674
Income taxes payable	2,768	2,123

Total current liabilities	424,047	386,022
Income taxes payable - non-current	180,786	173,880
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,554	20,128

Total liabilities	1,112,387	1,080,030

Commitments and contingencies
(See “Note 10–Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 293,396 at March 27, 2009 and 292,733 shares at December 31, 2008	293	293
Capital in excess of par value	288,387	272,424
Retained earnings	554,950	528,278
Accumulated other comprehensive loss	—	(1,118)

Total stockholders’ equity	843,630	799,877

Total liabilities and stockholders’ equity	$1,956,017	$1,879,907

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2009	March 28, 2008
Net sales	$264,602	$336,071
Cost of sales	94,029	117,309

Gross margin	170,573	218,762
Research and development expense	58,190	61,137
Selling, general, and administrative expense	60,659	63,131
Compensation expense (benefit) - deferred compensation plan	23	(5,029)
Loss (gain) on deferred compensation plan securities	(23)	5,029
Interest income and other	(3,378)	(9,151)
Interest expense	1,338	3,137

Income before income taxes	53,764	100,508
Income tax expense	9,803	16,584

Net income	$43,961	$83,924

Net income per share:
Basic	$0.15	$0.27

Diluted	$0.15	$0.27

Shares used in computing per share amounts:
Basic	293,105	307,418

Diluted	294,881	310,010

Cash dividends per common share	$0.05	$0.04

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	THREE MONTHS ENDED
	March 27, 2009	March 28, 2008
Cash Flows from Operating Activities:
Net income	$43,961	$83,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,516	8,065
Stock-based compensation	15,842	12,260
Deferred income tax expense	1,838	4,524
Tax effect of employee stock plans	(1,026)	(509)
Excess tax benefit from employee stock plans	(45)	(905)
Gain on sale of land	—	(112)
Gain on substantive termination of retiree medical plan	(6,488)	—
Changes in assets and liabilities:
Accounts receivable, net	(98,690)	(32,482)
Inventories	21,304	3,097
Other assets	19,385	(2,549)
Accounts payable and other liabilities	(10,399)	(3,674)
Deferred income and allowances on sales to distributors	39,908	68,788
Income taxes payable	7,551	11,142
Deferred compensation plan obligations	3,327	(1,912)

Net cash provided by operating activities	43,984	149,657

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,553)	(3,714)
Proceeds from the maturities and sales of available-for-sale investments	—	41,929
Proceeds from sale of land	—	9,063
Sales (purchases) of deferred compensation plan securities, net	(3,327)	1,912
Purchases of intangible assets	(438)	—

Net cash provided by (used for) investing activities	(8,318)	49,190

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	2,305	3,224
Shares withheld for employee taxes	(3,783)	(70)
Repurchases of common stock	—	(275,255)
Payment of dividends to stockholders	(14,663)	(12,338)
Excess tax benefit from stock-based compensation	45	905
Increase in book overdrafts	—	16
Proceeds from long-term credit facility	—	100,000
Principal payments on capital lease obligations	(2,022)	(217)

Net cash used for financing activities	(18,118)	(183,735)

Net increase in cash and cash equivalents	17,548	15,112
Cash and cash equivalents at beginning of period	1,216,743	890,095

Cash and cash equivalents at end of period	$1,234,291	$905,207

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2008 condensed consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K, but does not include all disclosures required by GAAP. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our consolidated operating results and financial position may result.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to the current year presentation:

Condensed Consolidated Statements of Income: Compensation expense (benefit) – deferred compensation plan is presented as a separate line item (previously reported as a component of Cost of sales(1), Research and development expense, and Selling, general, and administrative expense). Loss (gain) on deferred compensation plan securities is presented as a separate line item (previously reported as a component of Interest income and other).

Condensed Consolidated Statements of Cash Flows: Cash used for Shares withheld for employee taxes is presented as a separate line item (previously reported as a component of Proceeds from issuance of common stock through various stock plans).

(1)	The compensation expense (benefit) related to our NQDC Plan that was previously reported in Cost of sales was not significant for the three months ended March 28, 2008 and does not materially affect our gross margin for any period presented herein.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K, as filed on February 25, 2009 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three months ended March 27, 2009 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, we adopted SFAS 161. The adoption of SFAS 161 did not have any impact on our condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157 as it applies to our financial instruments. Effective January 1, 2009, we adopted SFAS 157 for our non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

Note 3 – Significant Customers

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Our worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 80% and 94% of total sales for the three months ended March 27, 2009 and March 28, 2008, respectively. Arrow Electronics, Inc. (“Arrow”) continues to be our largest distributor. Arrow, on a worldwide basis, accounted for 41% and 46% of total sales for the three months ended March 27, 2009 and March 28, 2008, respectively. Our second largest distributor, Altima Corporation (“Altima”), accounted for 14% of total sales for the each of the three month periods ended March 27, 2009 and March 28, 2008. No other distributor accounted for greater than 10% of total sales for the three months ended March 27, 2009 or March 28, 2008. Our direct sales to OEMs accounted for 20% and 6% of total sales for the three months ended March 27, 2009 and March 28, 2008, respectively. Huawei Technologies Co., Ltd., an OEM, individually accounted for 12% of total sales for the three months ended March 27, 2009. No other individual OEM accounted for more than 10% of total sales for the three months ended March 27, 2009. For the three months ended March 28, 2008, no single OEM accounted for more than 10% of our total sales.

As of March 27, 2009, accounts receivable from Arrow and Altima individually accounted for approximately 45% and 14%, respectively, of our total accounts receivable. As of December 31, 2008, accounts receivable from Arrow and Altima individually accounted for approximately 27% and 20%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of March 27, 2009 or December 31, 2008.

Note 4 – Inventories

Inventories as of March 27, 2009 and December 31, 2008 were comprised of the following:

(In thousands)	March 27, 2009	December 31, 2008
Raw materials and work in process	$39,870	$56,764
Finished goods	23,463	27,873

Total inventories	$63,333	$84,637

Note 5 – Property and Equipment

Property and equipment, net as of March 27, 2009, and December 31, 2008 was comprised of the following:

(In thousands)	March 27, 2009	December 31, 2008
Land and land rights	$23,108	$23,108
Buildings	151,826	125,323
Equipment and software	235,380	258,408
Office furniture and fixtures	21,840	21,840
Leasehold improvements	8,692	8,680

Property and equipment, at cost	440,846	437,359
Accumulated depreciation and amortization	(249,218)	(245,097)

Property and equipment, net	$191,628	$192,262

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $7.5 million and $8.0 million for the three months ended March 27, 2009 and March 28, 2008, respectively. Depreciation and amortization expense as presented in our condensed consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our condensed consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $11.9 million (net of accumulated amortization of $3.6 million) as of March 27, 2009 and $13.0 million (net of accumulated amortization of $2.5 million) as of December 31, 2008.

Note 6 – Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	March 27, 2009	December 31, 2008
Deferred revenue on shipments to distributors	$359,638	$370,098
Deferred cost of sales on shipments to distributors	(31,399)	(33,924)

Deferred income on shipments to distributors	328,239	336,174
Advances to distributors	(89,250)	(137,353)
Other deferred revenue (1)	6,593	6,853

Total	$245,582	$205,674

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for the three months ended March 27, 2009 and March 28, 2008 was as follows:

	Three Months Ended
(In thousands)	March 27, 2009	March 28, 2008
Balance at beginning of period	$205,674	$280,440
Deferred income on shipments to distributors	872,582	1,193,169
Net change in advances to distributors	48,103	8,284
Price concessions (1)	(688,622)	(885,426)
Returns	(53,860)	(39,150)
Income recognized on distributor shipments to end customers	(138,555)	(203,625)
Net changes in other deferred revenue	260	(4,464)

Balance at end of period	$245,582	$349,228

(1)	Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with timing of shipments to distributors or payment of price concessions.

Distributor advances, included in Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets, totaled $89.3 million as of March 27, 2009 and $137.4 million as of December 31, 2008. On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our condensed consolidated statements of income and are a component of

Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $44.8 million as of March 27, 2009 and $63.4 million as of December 31, 2008. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Distributor advances included in Deferred income and allowance on sales to distributors and in Other current assets in our condensed consolidated balance sheets decreased by an aggregate amount of $66.7 million during the three months ended March 27, 2009. This decrease represents repayments to Altera of funds previously advanced to distributors and primarily results from changes in distributor working capital requirements. The decrease also partially relates to the termination of advance-related agreements with certain distributors in early 2009.

Note 7 – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
(In thousands)	March 27, 2009	March 28, 2008
Net income	$43,961	$83,924
Unrealized gain on investments	—	71
Income tax expense on unrealized gain on investments	—	(26)
Amortization of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	13
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect(1)	1,118	—

Comprehensive income	$45,079	$83,982

(1)	See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan.

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 consisted of unrecognized actuarial losses on our retiree medical plan, net of tax. As a result of the maturities of available-for-sale investments in 2008 and the substantive termination of our retiree medical plan in January 2009, we had no remaining balance in Accumulated other comprehensive loss as of March 27, 2009.

Note 8– Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2009	March 28, 2008
Basic:
Net income	$43,961	$83,924

Basic weighted shares outstanding	293,105	307,418

Net income per share	$0.15	$0.27

Diluted:
Net income	$43,961	$83,924

Weighted shares outstanding	293,105	307,418
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	1,776	2,592

Diluted weighted shares outstanding	294,881	310,010

Net income per share	$0.15	$0.27

In applying the treasury stock method, we excluded 33.9 million stock option shares for the three months ended March 27, 2009 and 33.7 million stock option shares for the three months ended March 28, 2008, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of March 27, 2009 and March 28, 2008 were included in our treasury stock method calculation.

Note 9 – Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of March 27, 2009 and December 31, 2008 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of March 27, 2009 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of March 27, 2009. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of March 27, 2009, $250 million is available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of March 27, 2009, we were in compliance with all such covenants.

Note 10 – Commitments and Contingencies

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

The following table summarizes the activity related to our product warranty liability for the three months ended March 27, 2009 and March 28, 2008, which is included in Accrued liabilities in our condensed consolidated balance sheets.

	Three Months Ended
(In thousands)	March 27, 2009	March 28, 2008
Balance at beginning of period	$860	$18
Addition to estimated reserve	—	935

Balance at end of period	$860	$953

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 27, 2009, we had approximately $106.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Erik Cleage, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff’s claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiff seeks, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. On September 15, 2008, the plaintiffs voluntarily agreed to dismiss the case. On September 18, 2008, the court entered an order dismissing the case.

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

Note 11 – Stock-Based Compensation

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, stock bonus awards and performance-based awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vests over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of March 27, 2009, the 2005 Plan had a total of 24.0 million shares reserved for future issuance, of which 12.3 million shares were available for future grants.

A summary of our RSU activity for the three months ended March 27, 2009 and information regarding RSUs outstanding and expected to vest as of March 27, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2008	6,289	$20.54
Grants	989	$14.80
Vested	(760)	$19.39
Forfeited	(145)	$19.91

Outstanding, March 27, 2009	6,373	$19.80	2.8	$114,594

Outstanding and expected to vest, March 27, 2009	5,335	$19.89	2.8	$95,911

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on March 27, 2009, multiplied by the number of RSUs outstanding or expected to vest as of March 27, 2009.

A summary of stock option activity for the three months ended March 27, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 27, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Agregate Intrinsic Value (1)
Outstanding, December 31, 2008	37,680	$21.72
Grants	9	$15.99
Exercises	(170)	$13.58
Forfeited/Cancelled/Expired	(152)	$20.85

Outstanding, March 27, 2009	37,367	$21.76	4.0	$16,594

Exercisable, March 27, 2009	35,543	$21.85	3.8	$16,344

Vested and expected to vest, March 27, 2009	37,188	$21.77	4.0	$16,559

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on March 27, 2009, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 27, 2009.

For the three months ended March 27, 2009, 0.2 million non-qualified stock option shares were exercised. The intrinsic value of the stock options exercised during the three months ended March 27, 2009 was $0.6 million. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

1987 Employee Stock Purchase Plan

There were no shares sold to employees under our 1987 Employee Stock Purchase Plan (“ESPP”) during the three months ended March 27, 2009 or March 28, 2008. As of March 27, 2009, 2.4 million shares were available for future issuance under the ESPP.

Valuation and Expense Information Under SFAS 123(R)

We estimate the fair value of RSUs, stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of RSUs and stock options granted during the three months ended March 27, 2009 and March 28, 2008 were as follows:

	Three Months Ended
	March 27, 2009	March 28, 2008
Stock options:
Expected term (in years)	5.0	5.0
Expected stock price volatility	40.9%	35.6%
Risk-free interest rate	1.7%	2.8%
Dividend yield	1.3%	0.9%
Weighted-average estimated fair value	$5.41	$6.18
RSUs:
Risk-free interest rate	1.1%	2.2%
Dividend yield	1.4%	0.9%
Weighted-average estimated fair value	$14.31	$18.33

Our stock-based compensation expense for the three months ended March 27, 2009 and March 28, 2008 was as follows:

	Three Months Ended
(In thousands)	March 27, 2009	March 28, 2008
Cost of sales	$475	$402
Research and development	6,654	5,362
Selling, general, and administrative	8,713	6,496

Pre-tax stock-based compensation expense	15,842	12,260
Less: income tax benefit	(4,165)	(3,281)

Net stock-based compensation expense	$11,677	$8,979

As of March 27, 2009, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $104.0 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.5 years. No stock- based compensation was capitalized during the three months ended March 27, 2009.

Note 12 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 27, 2009 was 18.2%, compared with 16.5% for the three months ended March 28, 2008. The net increase in our effective tax rate in the quarter ended March 27, 2009 was primarily due to a change in California law, partially offset by the favorable impact of the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008.

On February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized a discrete income tax expense charge of $2.0 million during the three month period ended March 27, 2009.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS is examining our tax returns for 2005, 2006 and 2007. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. We estimate this amount to be approximately $0.6 million.

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

As of March 27, 2009, we had $206.8 million of unrecognized tax benefits. On December 31, 2008, we had $199.2 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlement with the taxing authority will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $36.7 million and $34.3 million for the payment of interest and penalties related to uncertain tax positions as of March 27, 2009 and December 31, 2008, respectively.

Note 13 – Employee Benefit Plans

Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of March 27, 2009, there were approximately 123 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $59.3 million and $56.0 million as of March 27, 2009 and December 31, 2008, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our condensed consolidated statements of income. The investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as Compensation expense (benefit) – deferred compensation plan in our condensed consolidated statements of income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Retiree Medical Plan

We sponsor a retiree medical plan providing medical benefits to eligible U.S. retirees and their spouses. Prior to January 2009, benefits were available to employees hired on or before July 1, 2002 who retired from Altera at or after age 55 if they had at least 10 years of service, and who were age 40 or older as of January 1, 2005.

In January 2009, we modified the retiree medical plan to:

•	Eliminate coverage for new retirees after January 1, 2010;

•	Suspend retiree coverage at the Medicare entitlement age of 65; and

•	Increase the cost sharing provisions for covered spouses from 50% to 75% of the policy premium.

Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. We made cash payouts in the three months ended March 27, 2009 of approximately $1.5 million.

As a result of the plan modifications, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan results in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense) in the quarter ended March 27, 2009. As of March 27, 2009, the accumulated postretirement benefit obligation (a component of Accrued compensation and related liabilities in our condensed consolidated balance sheets) is $1.0 million compared to $10.3 million as of December 31, 2008. The remaining accumulated postretirement benefit obligation will be paid to remaining retiree medical plan participants over varying periods up to four years.

Note 14 – Restructuring Charges

During the three months ended March 27, 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the three months ended March 27, 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. The restructuring charges are included in our condensed consolidated statement of income for the three months ended March 27, 2009 as follows:

(In thousands)
Research and development expense	$226
Selling, general, and administrative expense	4,990

$5,216

During the fourth quarter of 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan included elimination of 67 jobs and consolidation of excess facilities resulting in the restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong.

The following table summarizes the restructuring activity for the three months ended March 27, 2009:

(In thousands)	Employee severance costs	Operating lease impairments	External sales representative terminations	Other costs	Total
Restructuring obligations as of December 31, 2008 (1)	$—	$733	$—	$69	$802
Restructuring charge recognized	2,897	—	2,319	—	5,216
Cash payments	(2,086)	(215)	—	(28)	(2,329)

Restructuring obligations as of March 27, 2009(1)	$811	$518	$2,319	$41	$3,689

(1)	Principally included in Accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the restructuring activity for the three months ended March 28, 2008:

(In thousands)	Employee severance costs	Operating lease impairments	External sales representative terminations	Other costs	Total
Restructuring obligations as of December 28, 2007(1)	$2,619	$1,282	$—	$360	$4,261
Cash payments	(1,959)	(157)	—	(188)	(2,304)

Restructuring obligations as of March 28, 2008(1)	$660	$1,125	$—	$172	$1,957

(1)	Principally included in Accrued liabilities in the accompanying condensed consolidated balance sheets.

We anticipate that the remaining restructuring obligations of $3.7 million as of March 27, 2009 will primarily be paid out during 2009.

Note 15 – Fair Value Measurements

Effective January 1, 2009, we fully adopted SFAS 157 for all assets and liabilities within the scope of SFAS 157, including all non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, which consist of our cash equivalents and marketable securities.

The following table summarizes the valuation of our SFAS 157-applicable assets which were determined by using the following inputs as of March 27, 2009:

		Fair Value Measurements as of March 27, 2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$1,210,804	$1,210,804	$—
Deferred compensation plan assets: (2)
Restricted cash equivalents	22,772	22,772	—
Marketable securities	36,568	30,776	5,792

Total	$1,270,144	$1,264,352	$5,792

(1)	Included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of March 27, 2009.

(2)	Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying condensed consolidated balance sheet as of March 27, 2009.

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are valued based on quoted market prices in active markets include money market securities, exchange traded stocks and open-end mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments that are valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Note 16 – Subsequent Event

On April 13, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on June 1, 2009 to stockholders of record on May 11, 2009.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statement of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® II (and GX), Stratix III, Stratix IV (and GX/GT), Arria®, Arria II GX®, Cyclone® II, Cyclone III, MAX® II, HardCopy®, and HardCopy II devices;

•	Mainstream Products include the Stratix (and GX), Cyclone, and MAX 3000A devices; and

•

Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories’ compositions are adjusted approximately every two to three years. New Products are primarily comprised of the company’s most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Our net sales of $264.6 million for the three months ended March 27, 2009 decreased by $71.5 million, or 21%, from our net sales of $336.1 million for the three months ended March 28, 2008. The year-over-year decrease in net sales was due to lower demand arising from the current worldwide economic downturn.

Sales by product category were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 27, 2009	March 28, 2008	December 31, 2008
New	53%	40%	48%	3%	-8%
Mainstream	24%	27%	25%	-30%	-19%
Mature and Other	23%	33%	27%	-45%	-27%

Total Sales	100%	100%	100%	-21%	-16%

Sales by Market Segment

During the three months ended March 27, 2009, we modified market segment classifications to more closely align with end customer products and product requirements. In addition, we refined our methodology for assigning revenue to market segments to better align distributor price discounts with end customer markets. Accordingly, prior year data has been adjusted to conform to the current year presentation. The following market segment data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of revenue to a market segment requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported.

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 27, 2009	March 28, 2008	December 31, 2008
Telecom & Wireless	46%	34%	38%	6%	2%
Industrial Automation, Military & Auto	21%	22%	25%	-27%	-30%
Networking, Computer & Storage	15%	18%	14%	-33%	-14%
Other	18%	26%	23%	-45%	-33%

Total Sales	100%	100%	100%	-21%	-16%

In the three months ended March 27, 2009, sales in the Telecom & Wireless segment advanced versus the comparable period in 2008, primarily as a result of strong sales to wireless equipment customers, including those targeting new 3G deployments in China. Sales to end customers outside the Telecom & Wireless segment declined for the three months ended March 27, 2009 versus the comparable period in 2008, primarily as a result of lower demand resulting from the current worldwide economic downturn.

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

Our sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 27, 2009	March 28, 2008	December 31, 2008
FPGA	77%	72%	75%	-16%	-13%
CPLD	14%	19%	16%	-41%	-27%
Other Products	9%	9%	9%	-21%	-17%

Total Sales	100%	100%	100%	-21%	-16%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Sales by geography were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change
	March 27, 2009	March 28, 2008	December 31, 2008
North America	19%	23%	23%	-36%	-33%
Asia Pacific	38%	32%	36%	-6%	-10%
Europe	24%	23%	23%	-19%	-12%
Japan	19%	22%	18%	-30%	-11%

Total Sales	100%	100%	100%	-21%	-16%

Price Concessions and Product Returns from Distributors

We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions paid to distributors were $0.7 billion and $0.9 billion for the three months ended March 27, 2009 and March 28, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements. Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications.

Returns from distributors totaled $53.9 million and $39.2 million for the three months ended March 27, 2009 and March 28, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors and Note 10 – Commitments and Contingencies to our condensed consolidated financial statements.

Gross Margin

	Three Months Ended
	March 27, 2009	March 28, 2008	December 31, 2008
Gross Margin Percentage	64.5%	65.1%	69.3%

Our gross margin percentage decreased by 0.6 points to 64.5% for the three months ended March 27, 2009 compared with the same period in the prior year. Our gross margin percentage decreased by 4.8% during the three months ended March 27, 2009 from 69.3% for the three months ended December 31, 2008. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. Our gross margin percentage in the three months ended December 31, 2008 was favorably affected by certain non-recurring beneficial manufacturing cost trends. In addition, our gross margin percentage in the three months ended March 27, 2009 was adversely affected by a disproportionate decrease in revenue from our smaller, higher margin customer base. We also experienced a more pronounced decline in our highest margin market segments. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Stock-based compensation expense included in Cost of sales during the three months ended March 27, 2009 and March 28, 2008 did not have a significant impact on our gross margin.

Research and Development Expense

Research and development expense includes costs for compensation and benefits, stock-based compensation expense, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change
($ in millions)	March 27, 2009	March 28, 2008	December 31, 2008
Research and Development Expense	$58.2	$61.1	$68.8	-5%	-15%
Percentage of Net Sales	22.0%	18.2%	21.9%

Research and development expense for the three months ended March 27, 2009 decreased by $2.9 million, or 5%, when compared to the three months ended March 28, 2008. The decrease was primarily due to a gain of $3.6 million from the substantive termination of our retiree medical plan and a $3.8 million decrease in variable compensation expense based on lower 2009 operating results. These decreases were partially offset by a $3.5 million increase in spending on masks and wafers and a $1.3 million increase in stock-based compensation expense. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits related to sales, marketing, and administrative personnel, stock-based compensation expense for those personnel, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over-Year Change	Sequential Change
($ in millions)	March 27, 2009	March 28, 2008	December 31, 2008
Selling, General and Administrative Expense	$60.7	$63.1	$62.8	-4%	-3%
Percentage of Net Sales	22.9%	18.8%	20.0%

Selling, general, and administrative expense for the three months ended March 27, 2009 decreased by $2.4 million, or 4%, when compared to the three months ended March 28, 2008. The decrease was primarily due to a gain of $2.6 million from the substantive termination of our retiree medical plan, a $2.8 million decrease in variable compensation expense based on lower 2009 operating results, a $2.0 million decrease in commission expenses due to the lower sales for the three months ended March 27, 2009 and a total of $1.7 million decrease in advertising, travel and maintenance expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by a $5.0 million restructuring charge incurred in the three months ended March 27, 2009 and a $2.2 million increase in stock-based compensation expense. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan and Note 14 – Restructuring Charges for further information about our restructuring activities during the three months ended March 27, 2009.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our condensed consolidated statements of income. We reported losses on NQDC Plan assets of $5.0 million for three months ended March 28, 2008. There was no significant gain or loss on NQDC Plan assets for the three months ended March 27, 2009. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) – deferred compensation plan in our condensed consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease of $5.8 million in Interest income and other for the three months ended March 27, 2009 from the same period in 2008 was primarily due to a decrease in interest income as a result of lower returns on our money market funds.

Interest Expense

The year-over-year decrease in Interest expense was due primarily to the decrease in borrowing costs under our long term credit facility. The decrease in borrowing costs primarily reflects a significant reduction in LIBOR rates, which represents the principal basis of our interest rate. The impact of lower LIBOR rates was partially offset by higher weighted average borrowings in the three months ended March 27, 2009. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements.

Income Tax Expense

Our effective tax rate for the three months ended March 27, 2009 was 18.2%, compared with 16.5% for the three months ended March 28, 2008. The net increase in our effective tax rate in the quarter ended March 27, 2009 was primarily due to a change in California law that resulted in a $2.0 million discrete income tax expense charge, partially offset by the favorable impact of the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008. See Note 12 – Income Taxes to our condensed consolidated financial statements for further discussion of our effective tax rate.

As of March 27, 2009, we had $206.8 million of unrecognized tax benefits. We are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

Restructuring Charges

We incurred restructuring-related charges of approximately $5.2 million in the three months ended March 27, 2009. The charges are comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. As a result of these terminations, the annual net cost savings approximates $11.0 million. Included in these annualized cost savings is the net reduction of approximately 33 positions which represented 1.2% of our workforce. The restructuring charges are included in our condensed consolidated statement of income for the three months ended March 27, 2009 as follows:

(In thousands)
Research and development expense	$226
Selling, general, and administrative expense	4,990

$5,216

For the three months ended March 27, 2009, we paid $2.1 million of the 2009 severance benefits. We anticipate that the remaining amount of severance costs and the termination costs for external sales representatives will generally be paid out over the next six months.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of March 27, 2009, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of March 27, 2009, we were in compliance with all such covenants. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance during the three months ended March 27, 2009 increased by $17.5 million. The change in cash and cash equivalents during the three months ended March 27, 2009 and March 28, 2008 was as follows:

	Three Months Ended
(In thousands)	March 27, 2009	March 28, 2008
Net cash provided by operating activities	$43,984	$149,657
Net cash provided by (used for) investing activities	(8,318)	49,190
Net cash used for financing activities	(18,118)	(183,735)

Net increase in cash and cash equivalents	$17,548	$15,112

Operating Activities

In the three months ended March 27, 2009, our operating activities provided $44.0 million in cash, primarily attributable to net income of $44.0 million, adjusted for non-cash stock-based compensation expense of $14.8 million (net of related tax effects), depreciation and amortization of $7.5 million and a non-cash gain on the substantive termination of our retiree medical plan of $6.5 million. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $98.7 million increase in Accounts receivable, net, partially offset by a $39.9 million increase in Deferred income and allowances on sales to distributors, a $21.3 million decrease in Inventories, and a $19.4 million decrease in Other assets, net.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our condensed consolidated balance sheets. Accordingly, increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, advances to distributors, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in temporary interruption to the normal relationship between these two accounts.

The $98.7 million increase in Accounts receivable, net, principally relates to increased shipments to distributors and OEMs associated with an upward trend in demand for our products in March 2009 compared to December 2008. Deferred income and allowances on sales to distributors increased by $39.9 million during the three months ended March 27, 2009. The net increase of $58.8 million, representing a use of cash in our condensed consolidated statement of cash flows for the three months ended March 27, 2009, relates to factors associated with timing, as described above, partially offset by a $48.1 million cash inflow arising from the repayment of advances by distributors. Repayments of advances by distributors primarily resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The effects of timing on the relationship between Accounts receivable, net and Deferred income and allowances on sales to distributors was more pronounced in the three months ended March 27, 2009 as achieving lower overall inventory levels generally caused distributors to reduce orders at the end of 2008, resulting in a significant reduction in the December 31, 2008 balance of Accounts receivable, net. Although distributor inventory levels decreased by approximately 7% during the three month period ended March 27, 2009, gross billings to distributors were weighted more heavily toward the end of the period. As a result, the ratio of Accounts receivable, net to Deferred income and allowances on sales to distributors has been restored to normal levels. Activity affecting Deferred income and allowances on sales to distributors for the three months ended March 27, 2009 is presented in Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The $21.3 million decrease in Inventories resulted from proactive management of inventory levels, primarily in work-in- process inventory. The $19.4 million decrease in Other assets, net resulted from repayments of advances from distributors made in previous periods to, in substance, finance distributors’ accounts receivable and inventory. The repayment of advances resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements for a detailed discussion.

Investing Activities

Cash used for investing activities in the three months ended March 27, 2009 primarily consisted of net purchases of deferred compensation plan securities of $3.3 million and purchases of property and equipment of $4.6 million. As of March 27, 2009, we no longer held any available-for-sale investments. We have substantially completed construction of a new office building in Penang, Malaysia and incurred capital expenditures of $27.3 million through March 27, 2009. We expect to pay the remaining $2.3 million of construction costs during the three month period ending June 26, 2009.

Financing Activities

Cash used for financing activities in the three months ended March 27, 2009 primarily consisted of cash dividend payments of $14.7 million, principal payments on capital lease obligations of $2.0 million and minimum statutory withholding for vested restricted stock units of $3.8 million, partially offset by proceeds of $2.3 million from the issuance of common stock to employees through our stock option plan. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 27, 2009, we had approximately $106.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2008. The balance of our capital lease obligations included in our condensed consolidated balance sheets was $3.1 million as of March 27, 2009 and $5.1 million as of December 31, 2008.

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

As of March 27, 2009, we had $206.8 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of March 27, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 27, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three months ended March 27, 2009 and March 28, 2008 were not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008 all forward contracts had matured. We did not enter into any forward contracts in the three months ended March 27, 2009. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

On April 13, 2009, our board of directors declared a quarterly cash dividend of $0.05 per share payable on June 1, 2009 to stockholders of record on May 11, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, we adopted SFAS 161. The adoption of SFAS 161 did not have any impact on our condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective December 29, 2007, we adopted SFAS 157, as it applies to our financial instruments. Effective January 1, 2009, we adopted SFAS 157 for our non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio, certain interest-rate sensitive NQDC Plan assets and our long-term credit facility. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain investment portfolio holdings of various issuers, types and maturity dates totaling $1.2 billion as of March 27, 2009. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are dependent on, among other factors, interest income on our cash equivalents. If interest rates decline, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of March 27, 2009 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of March 27, 2009 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of March 27, 2009.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint.

The consolidated California state court action names Altera Corporation as a nominal defendant and the following current and former Altera officers and directors as defendants: John P. Daane, Nathan M. Sarkisian, Denis M. Berlan, Robert W. Reed, Robert J. Finocchio, Jr., Kevin McGarity, Paul Newhagen, William E. Terry, Susan Wang, Charles M. Clough, Rodney Smith, Michael B. Jacobs, Erik Cleage, Deborah Reiman, Michael J. Ellison, C. Wendell Bergere, Clive McCarthy, and Peter Smyth. Plaintiffs assert claims against these individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff’s claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiff seeks, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

During the months of May, June, and July 2006, four other derivative lawsuits were filed by purported Altera shareholders, on behalf of Altera, in the United States District Court for the Northern District of California. On August 8, 2006, these actions were consolidated, and the plaintiffs filed a consolidated complaint on November 30, 2006. On September 15, 2008, the plaintiffs voluntarily agreed to dismiss the case. On September 18, 2008, the court entered an order dismissing the case.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the three months ended March 27, 2009. Since the inception of our stock repurchase program in 1996 through March 27, 2009, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of March 27, 2009, 4.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no other existing plans or programs under which we intend to make further purchases.

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