Form 10-Q
period 2009-06-26
ALTERA CORP
filed 2009-07-22
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

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

Number of shares of common stock outstanding at July 14, 2009: 294,184,602

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)	June 26, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,274,975	$1,216,743
Accounts receivable, net of allowances for doubtful accounts of $3,205 and $3,096 as of June 26, 2009 and December 31, 2008, respectively	196,070	83,430
Inventories	66,219	84,637
Deferred income taxes - current	97,518	85,777
Deferred compensation plan - marketable securities	43,148	38,593
Deferred compensation plan - restricted cash equivalents	17,717	17,397
Other current assets	72,550	100,584

Total current assets	1,768,197	1,627,161
Property and equipment, net	185,307	192,262
Deferred income taxes - non-current	44,461	50,611
Other assets, net	8,291	9,873

Total assets	$2,006,256	$1,879,907

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,972	$33,834
Accrued liabilities	31,282	29,951
Accrued compensation and related liabilities	39,047	58,450
Deferred compensation plan obligations	60,865	55,990
Deferred income and allowances on sales to distributors	232,834	205,674
Income taxes payable	355	2,123

Total current liabilities	398,355	386,022
Income taxes payable - non-current	201,685	173,880
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,392	20,128

Total liabilities	1,107,432	1,080,030

Commitments and contingencies
(See “Note 10–Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 294,183 at June 26, 2009 and 292,733 shares at December 31, 2008	294	293
Capital in excess of par value	311,475	272,424
Retained earnings	587,055	528,278
Accumulated other comprehensive loss	—	(1,118)

Total stockholders’ equity	898,824	799,877

Total liabilities and stockholders’ equity	$2,006,256	$1,879,907

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales	$279,201	$359,854	$543,803	$695,925
Cost of sales	93,588	118,337	187,617	235,646

Gross margin	185,613	241,517	356,186	460,279
Research and development expense	64,981	63,623	123,171	124,760
Selling, general, and administrative expense	53,679	64,173	114,338	127,304
Compensation expense (benefit) - deferred compensation plan	3,586	284	3,609	(4,745)
Loss (gain) on deferred compensation plan securities	(3,586)	(284)	(3,609)	4,745
Interest income and other	(1,717)	(7,530)	(5,095)	(16,681)
Interest expense	1,321	3,907	2,659	7,044

Income before income taxes	67,349	117,344	121,113	217,852
Income tax expense	19,926	19,362	29,729	35,946

Net income	$47,423	$97,982	$91,384	$181,906

Net income per share:
Basic	$0.16	$0.33	$0.31	$0.60

Diluted	$0.16	$0.32	$0.31	$0.59

Shares used in computing per share amounts:
Basic	293,895	300,535	293,511	304,000

Diluted	295,503	305,868	295,157	307,950

Cash dividends per common share	$0.05	$0.05	$0.10	$0.09

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 26, 2009	June 27, 2008
Cash Flows from Operating Activities:
Net income	$91,384	$181,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,714	15,220
Stock-based compensation	30,435	24,232
Deferred income tax	(6,286)	(8,232)
Tax effect of employee stock plans	(1,897)	7,517
Excess tax benefit from employee stock plans	(231)	(4,457)
Gain on sale of land	—	(112)
Gain on substantive termination of retiree medical plan	(6,488)	—
Changes in assets and liabilities:
Accounts receivable, net	(112,640)	(58,350)
Inventories	18,418	(1,896)
Other assets	30,018	(5,460)
Accounts payable and other liabilities	(21,019)	568
Deferred income and allowances on sales to distributors	27,160	55,201
Income taxes payable	26,037	22,370
Deferred compensation plan obligations	1,266	(1,749)

Net cash provided by operating activities	90,871	226,758

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,852)	(11,094)
Proceeds from the maturities and sales of available-for-sale investments	—	81,497
Proceeds from sale of land	—	9,063
Sales (purchases) of deferred compensation plan securities, net	(1,266)	1,749
Purchases of intangible assets	(510)	—

Net cash provided by (used for) investing activities	(8,628)	81,215

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	11,933	38,601
Shares withheld for employee taxes	(4,655)	(3,745)
Repurchases of common stock	—	(276,680)
Payment of dividends to stockholders	(29,370)	(27,368)
Excess tax benefit from stock-based compensation	231	4,457
Decrease in book overdrafts	—	(320)
Proceeds from long-term credit facility	—	250,000
Principal payments on capital lease obligations	(2,150)	(669)

Net cash used for financing activities	(24,011)	(15,724)

Net increase in cash and cash equivalents	58,232	292,249
Cash and cash equivalents at beginning of period	1,216,743	890,095

Cash and cash equivalents at end of period	$1,274,975	$1,182,344

Non-cash Investing and Financing Activities:
Assets acquired under capital leases	$—	$11,155

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

Condensed Consolidated Statements of Cash Flows: Purchases and proceeds from sale of trading securities (previously presented separately) are reported on a net basis as Sales (purchases) of deferred compensation plan securities, net. Cash used for Shares withheld for employee taxes is presented as a separate line item (previously reported as a component of Proceeds from issuance of common stock through various stock plans).

(1)	We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The compensation expense (benefit) related to our NQDC Plan that was previously reported in Cost of sales was not significant for the three and six months ended June 27, 2008 and does not materially affect our gross margin for any period presented herein. See Note 13 - Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of our NQDC Plan.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K, as filed on February 25, 2009 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three and six months ended June 26, 2009 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. During the quarter ended June 26, 2009, we adopted FSP 157-4. The adoption of FSP 157-4 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of - publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 26, 2009, we adopted FSP 107-1. The adoption of FSP 107-1 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 26, 2009, we adopted SFAS 165. The adoption of SFAS 165 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 16 – Subsequent Event to our condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

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

Note 3 – Significant Customers

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Our worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 77% and 78% of net sales for the three and six months ended June 26, 2009, respectively, and 91% and 92% of net sales for the three and six months ended June 27, 2008, respectively. Arrow Electronics, Inc. including its affiliates (“Arrow”) continue to be our largest distributor. Arrow accounted for 42% of net sales for each of the three and six month periods ended June 26, 2009, respectively, and 47% of net sales for each of the three and six month periods ended June 27, 2008, respectively. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for 13% of net sales for each of the three and six month periods ended June 26, 2009, respectively and 11% and 12% of the net sales for the three months and six months ended June 27, 2008, respectively. No other distributor accounted for greater than 10% of net sales for the three and six months ended June 26, 2009 or June 27, 2008. Our direct sales to OEMs accounted for 23% and 22% of net sales for the three and six months ended June 26, 2009, respectively, and 9% and 8% for the three and six months ended June 27, 2008, respectively. Huawei Technologies Co., Ltd., an OEM, individually accounted for 12% and 13% of net sales for the three and six months ended June 26, 2009, respectively. No other individual OEM accounted for more than 10% of net sales for the three and six months ended June 26, 2009. For the three and six months ended June 27, 2008, no single OEM accounted for more than 10% of our net sales.

As of June 26, 2009, accounts receivable from Arrow and Macnica individually accounted for approximately 43% and 18%, respectively, of our total accounts receivable. As of December 31, 2008, accounts receivable from Arrow and Macnica individually accounted for approximately 20% and 31%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of June 26, 2009 or December 31, 2008.

Note 4 – Inventories

Inventories as of June 26, 2009 and December 31, 2008 were comprised of the following:

(In thousands)	June 26, 2009	December 31, 2008
Raw materials and work in process	$48,810	$56,764
Finished goods	17,409	27,873

Total inventories	$66,219	$84,637

Note 5 – Property and Equipment

Property and equipment, net as of June 26, 2009 and December 31, 2008 was comprised of the following:

(In thousands)	June 26, 2009	December 31, 2008
Land and land rights	$23,108	$23,108
Buildings	152,939	125,323
Equipment and software	228,370	233,098
Office furniture and fixtures	21,765	21,840
Leasehold improvements	8,638	8,680
Construction in progress	1,165	25,310

Property and equipment, at cost	435,985	437,359
Accumulated depreciation and amortization	(250,678)	(245,097)

Property and equipment, net	$185,307	$192,262

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $7.1 million and $14.6 million for the three and six months ended June 26, 2009, respectively, and $7.1 million and $15.1 million for the three and six months ended June 27, 2008, respectively. Depreciation and amortization expense as presented in our condensed consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our condensed consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $10.8 million (net of accumulated amortization of $4.7 million) as of June 26, 2009 and $13.0 million (net of accumulated amortization of $2.5 million) as of December 31, 2008.

Note 6 – Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	June 26, 2009	December 31, 2008
Deferred revenue on shipments to distributors	$378,972	$370,098
Deferred cost of sales on shipments to distributors	(35,887)	(33,924)

Deferred income on shipments to distributors	343,085	336,174
Advances to distributors	(116,416)	(137,353)
Other deferred revenue (1)	6,165	6,853

Total	$232,834	$205,674

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for the six months ended June 26, 2009 and June 27, 2008 was as follows:

	Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008
Balance at beginning of period	$205,674	$280,440
Deferred income on shipments to distributors	1,947,417	2,511,158
Net change in advances to distributors	20,937	(17,014)
Price concessions (1)	(1,556,115)	(1,962,534)
Returns	(109,511)	(57,906)
Income recognized on distributor shipments to end customers	(274,880)	(414,550)
Net changes in other deferred revenue	(688)	(3,953)

Balance at end of period	$232,834	$335,641

(1)	Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with timing of shipments to distributors or payment of price concessions.

Distributor advances, included in Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets, totaled $116.4 million as of June 26, 2009 and $137.4 million as of December 31, 2008. On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our condensed consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $43.5 million as of June 26, 2009 and $63.4 million as of December 31, 2008. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

Distributor advances included in Deferred income and allowance on sales to distributors and in Other current assets in our condensed consolidated balance sheets decreased by an aggregate amount of $40.9 million during the six months ended June 26, 2009. This decrease represents repayments to Altera of funds previously advanced to distributors and primarily results from changes in distributor working capital requirements. The decrease also partially relates to the termination of advance-related agreements with certain distributors during 2009.

Note 7 – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net income	$47,423	$97,982	$91,384	$181,906
Unrealized gain on investments	—	(258)	—	(187)
Income tax expense on unrealized gain on investments	—	96	—	70
Amortization of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	12	—	25
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect(1)	—	—	1,118	—

Comprehensive income	$47,423	$97,832	$92,502	$181,814

(1)	See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan.

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 consisted of unrecognized actuarial losses on our retiree medical plan, net of tax. As a result of the maturities of available-for-sale investments in 2008 and the substantive termination of our retiree medical plan in January 2009, we had no remaining balance in Accumulated other comprehensive loss as of June 26, 2009.

Note 8 – Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Basic:

Net income	$47,423	$97,982	$91,384	$181,906

Basic weighted shares outstanding	293,895	300,535	293,511	304,000

Net income per share	$0.16	$0.33	$0.31	$0.60

Diluted:

Net income	$47,423	$97,982	$91,384	$181,906

Weighted shares outstanding	293,895	300,535	293,511	304,000
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	1,608	5,333	1,646	3,950

Diluted weighted shares outstanding	295,503	305,868	295,157	307,950

Net income per share	$0.16	$0.32	$0.31	$0.59

In applying the treasury stock method, we excluded 32.8 million and 33.3 million stock option shares for the three and six months ended June 26, 2009, respectively, and 19.4 million and 26.6 million stock option shares for the three and six months ended June 27, 2008, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of June 26, 2009 and June 27, 2008 were included in our treasury stock method calculation.

Note 9 – Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of June 26, 2009 and December 31, 2008 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of June 26, 2009 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of June 26, 2009. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of June 26, 2009, $250 million is available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of June 26, 2009, we were in compliance with all such covenants.

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

The following table summarizes the activity related to our product warranty liability for the six months ended June 26, 2009 and June 27, 2008, which is included in Accrued liabilities in our condensed consolidated balance sheets.

	Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008
Balance at beginning of period	$860	$18
Addition to estimated reserve	—	935
Payments	—	(88)

Balance at end of period	$860	$865

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 26, 2009, we had approximately $110.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. The motion is currently pending.

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

Note 11 – Stock-Based Compensation

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, stock bonus awards and performance-based awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vests over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. On May 12, 2009, our stockholders approved an amendment to the 2005 Plan to increase the shares authorized for future issuance by 5 million. As of June 26, 2009, the 2005 Plan had a total of 30.3 million shares reserved for future issuance, of which 19.2 million shares were available for future grants.

A summary of our RSU activity for the six months ended June 26, 2009 and information regarding RSUs outstanding and expected to vest as of June 26, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2008	6,289	$20.54
Grants	1,037	$14.83
Vested	(906)	$19.81
Forfeited	(372)	$18.75

Outstanding, June 26, 2009	6,048	$19.78	1.5	$99,001

Outstanding and expected to vest, June 26, 2009	5,182	$19.86	1.4	$84,837

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on June 26, 2009, multiplied by the number of RSUs outstanding or expected to vest as of June 26, 2009.

A summary of stock option activity for the six months ended June 26, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 26, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Agregate Intrinsic Value (1)
Outstanding, December 31, 2008	37,680	$21.72
Grants	9	$15.99
Exercises	(244)	$13.72
Forfeited/Cancelled/Expired	(1,640)	$22.24
Outstanding, June 26, 2009	35,805	$21.76	3.6	$10,230

Exercisable, June 26, 2009	34,563	$21.82	3.5	$10,227

Vested and expected to vest, June 26, 2009	35,683	$21.76	3.6	$10,230

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on June 26, 2009, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 26, 2009.

For the three and six months ended June 26, 2009, 74,121 and 243,906 non-qualified stock option shares were exercised, respectively. The intrinsic value of the stock options exercised during the three and six months ended June 26, 2009 was $0.2 million and $0.8 million, respectively. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

1987 Employee Stock Purchase Plan (the “ESPP”)

On May 12, 2009, our stockholders approved an amendment to the ESPP to increase the shares available for future issuance by 1 million. As of June 26, 2009, 2.8 million shares were available for future issuance under the ESPP. We sold 619,363 shares of common stock under the ESPP at a price of $13.86 for the six months ended June 26, 2009 and 532,634 shares of common stock at a price of $16.39 for the six months ended June 27, 2008.

Valuation and Expense Information Under SFAS 123(R)

We estimate the fair value of RSUs, stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended June 26, 2009. The assumptions used to estimate the fair value of RSUs, stock options and ESPP shares granted during the three and six months ended June 26, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Stock options:
Expected term (in years)	—	5.0	5.0	5.0
Expected stock price volatility	—	36.1%	40.9%	35.9%
Risk-free interest rate	—	3.2%	1.7%	3.0%
Dividend yield	—	0.9%	1.3%	0.9%
Weighted-average estimated fair value	—	$7.35	$5.41	$6.79

ESPP purchase rights:
Expected term (in years)	0.8	0.7	0.8	0.7
Expected stock price volatility	50.6%	37.9%	50.6%	37.9%
Risk-free interest rate	0.4%	1.8%	0.4%	1.8%
Dividend yield	1.2%	0.9%	1.2%	0.9%
Weighted-average estimated fair value	$5.09	$6.13	$5.09	$6.13

RSUs:
Risk-free interest rate	1.0%	2.5%	1.1%	2.3%
Dividend yield	1.3%	0.7%	1.4%	0.8%
Weighted-average estimated fair value	$15.10	$21.15	$14.34	$19.06

Our stock-based compensation expense for the three and six months ended June 26, 2009 and June 27, 2008 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Cost of sales	$438	$273	$913	$675
Research and development	6,129	6,079	12,783	11,441
Selling, general, and administrative	8,026	5,620	16,739	12,116

Pre-tax stock-based compensation expense	14,593	11,972	30,435	24,232
Less: income tax benefit	(4,308)	(3,483)	(8,473)	(6,764)

Net stock-based compensation expense	$10,285	$8,489	$21,962	$17,468

As of June 26, 2009, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $93.8 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.3 years. No stock-based compensation was capitalized during any period presented above.

Note 12 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 26, 2009 was 29.6%, compared with 16.5% for the three months ended June 27, 2008. The significant net increase in our effective tax rate in the quarter ended June 26, 2009 was primarily due to the impact of a discrete income tax expense charge. On May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during the three month period ended June 26, 2009. This adjustment was partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008.

Our effective tax rate for the six months ended June 26, 2009 was 24.5%, compared with 16.5% for the six months ended June 27, 2008. The significant net increase in our effective tax rate in the six months ended June 26, 2009 was primarily due to the impact of the Xilinx Case (discussed above) and a change in California law. On February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized a discrete income tax expense charge of $2.0 million during the three month period ended March 27, 2009. These adjustments were partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS is examining our tax returns for 2005, 2006 and 2007. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months.

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

As of June 26, 2009, we had $227.4 million of unrecognized tax benefits. On December 31, 2008, we had $199.2 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $37.5 million and $34.3 million for the payment of interest and penalties related to uncertain tax positions as of June 26, 2009 and December 31, 2008, respectively.

Note 13 – Employee Benefit Plans

Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of June 26, 2009, there were approximately 120 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $60.9 million and $56.0 million as of June 26, 2009 and December 31, 2008, respectively.

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

Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. We made cash payouts in the six months ended June 26, 2009 of approximately $1.8 million.

As a result of the plan modifications, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan results in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense) in the quarter ended March 27, 2009. As of June 26, 2009, the accumulated postretirement benefit obligation (a component of Other non-current liabilities in our condensed consolidated balance sheets) is $0.6 million compared to $10.3 million as of December 31, 2008. The remaining accumulated postretirement benefit obligation will be paid to remaining retiree medical plan participants over varying periods up to four years.

Note 14 – Restructuring Charges

In March 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the first quarter of 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. There were no significant restructuring actions in the three months ended June 26, 2009. The restructuring charges included in our condensed consolidated statement of income for the six months ended June 26, 2009 were as follows:

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

The following table summarizes our restructuring activity for the six months ended June 26, 2009:

(In thousands)	Employee severance costs	Operating lease impairments	External sales representative terminations	Other costs	Total
Restructuring obligations as of December 31, 2008(1)	$—	$733	$—	$69	$802
Restructuring charge recognized	2,897	—	2,319	—	5,216
Cash payments	(2,086)	(215)	—	(28)	(2,329)

Restructuring obligations as of March 27, 2009(1)	811	518	2,319	41	3,689
Cash payments	(592)	(85)	(689)	(10)	(1,376)
Other adjustments	—	(181)	11	(31)	(201)

Restructuring obligations as of June 26, 2009(1)	$219	$253	$1,641	—	$2,113

(1)	Principally included in Accrued liabilities in our condensed consolidated balance sheets.

The following table summarizes our restructuring activity for the six months ended June 27, 2008:

(In thousands)	Employee severance costs	Operating lease impairments	External sales representative terminations	Other costs	Total
Restructuring obligations as of December 28, 2007(1)	$2,619	$1,282	$—	$360	$4,261
Cash payments	(1,959)	(157)	—	(188)	(2,304)

Restructuring obligations as of March 28, 2008(1)	660	1,125	—	172	1,957
Cash payments	(403)	(184)	—	(34)	(621)
Other adjustments(2)	—	978	—	—	978

Restructuring obligations as of June 27, 2008(1)	$257	$1,919	$—	$138	$2,314

(1)	Principally included in Accrued liabilities in our condensed consolidated balance sheets.
(2)	Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by overall deterioration of real estate market conditions arising since the fourth quarter of 2007 in markets affected by our restructuring plan.

We anticipate that the remaining restructuring obligations of $2.1 million as of June 26, 2009 will be substantially paid prior to December 31, 2009.

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

The following table summarizes the valuation of our financial instruments which were determined by using the following inputs as of June 26, 2009 and December 31, 2008:

	Fair Value Measurements as of June 26, 2009			Fair Value Measurements as of December 31, 2008
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents (1)	$1,241,250	$1,241,250	$—	$1,190,271	$1,190,271	$—
Deferred compensation plan assets: (2)

Restricted cash equivalents	17,717	17,717	—	17,379	17,379	—
Marketable securities	43,148	36,527	6,621	38,593	32,354	6,239

Total	$1,302,115	$1,295,494	$6,621	$1,246,243	$1,240,004	$6,239

(1)	Included in Cash and cash equivalents in our condensed consolidated balance sheets.
(2)	Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in our condensed consolidated balance sheets.

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

Note 16 – Subsequent Event

We evaluated subsequent events through July 22, 2009 when the financial statements were issued. On July 13, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on September 1, 2009 to stockholders of record on August 10, 2009.

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

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories’ compositions are adjusted approximately every two to three years. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Our net sales of $279.2 million for the three months ended June 26, 2009 decreased by $80.7 million, or 22%, from our net sales of $359.9 million for the three months ended June 27, 2008. Our net sales of $543.8 million for the six months ended June 26, 2009 decreased by $152.1 million, or 22%, from our net sales of $695.9 million for the six months ended June 27, 2008. The year-over-year decrease in net sales was due to lower demand arising from the current worldwide economic downturn.

Net sales by product category were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 26, 2009	June 27, 2008	March 27, 2009			June 26, 2009	June 27, 2008
New	58%	42%	53%	6%	16%	55%	41%	5%
Mainstream	21%	27%	24%	-39%	-6%	23%	27%	-34%
Mature and Other	21%	31%	23%	-47%	-5%	22%	32%	-46%

Net Sales	100%	100%	100%	-22%	6%	100%	100%	-22%

Sales by Market Segment

During 2009, we modified market segment classifications to more closely align with end customer products and product requirements. In addition, we refined our methodology for assigning net sales to market segments to better align distributor price discounts with end customer markets. Accordingly, prior year data has been adjusted to conform to the current year presentation. The following market segment data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of net sales to a market segment requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported.

	Three Months Ended			Year- Over-Year Change		Six Months Ended		Year- Over-Year Change
	June 26, 2009	June 27, 2008	March 27, 2009		Sequential Change	June 26, 2009	June 27, 2008
Telecom & Wireless	48%	37%	46%	1%	10%	47%	36%	4%
Industrial Automation, Military & Auto	21%	22%	21%	-28%	7%	21%	22%	-27%
Networking, Computer & Storage	13%	16%	15%	-39%	-10%	14%	17%	-36%
Other	18%	25%	18%	-42%	7%	18%	25%	-43%

Net Sales	100%	100%	100%	-22%	6%	100%	100%	-22%

In the three and six months ended June 26, 2009, net sales in the Telecom & Wireless segment advanced versus the comparable periods in 2008, primarily as a result of strong sales to wireless equipment customers, including those targeting new 3G deployments in China. Net sales to end customers outside the Telecom & Wireless segment declined for the three and six months ended June 26, 2009 versus the comparable periods in 2008, primarily as a result of lower demand resulting from the current worldwide economic downturn.

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

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 26, 2009	June 27, 2008	March 27, 2009			June 26, 2009	June 27, 2008
FPGA	76%	74%	77%	-20%	4%	76%	74%	-18%
CPLD	16%	18%	14%	-33%	14%	15%	18%	-37%
Other Products	8%	8%	9%	-20%	3%	9%	8%	-20%

Net Sales	100%	100%	100%	-22%	6%	100%	100%	-22%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
	June 26, 2009	June 27, 2008	March 27, 2009			June 26, 2009	June 27, 2008
North America	20%	24%	19%	-37%	13%	19%	24%	-37%
Asia Pacific	43%	35%	38%	-2%	19%	41%	33%	-4%
Europe	21%	23%	24%	-29%	-6%	23%	23%	-24%
Japan	16%	18%	19%	-34%	-14%	17%	20%	-32%

Net Sales	100%	100%	100%	-22%	6%	100%	100%	-22%

Price Concessions and Product Returns from Distributors

We sell each item in our product catalog to all of our distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions paid to distributors were $1.6 billion and $2.0 billion for the six months ended June 26, 2009 and June 27, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements. Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $109.5 million and $57.9 million for the six months ended June 26, 2009 and June 27, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors and Note 10 – Commitments and Contingencies to our condensed consolidated financial statements.

Gross Margin

	Three Months Ended			Six Months Ended
	June 26, 2009	June 27, 2008	March 27, 2009	June 26, 2009	June 27, 2008
Gross Margin Percentage	66.5%	67.1%	64.5%	65.5%	66.1%

Our gross margin percentage increased by 2.0 points during the three months ended June 26, 2009 from 64.5% for the three months ended March 27, 2009, primarily as a result of manufacturing cost reductions and efficiencies on certain of our new products. Our gross margin percentage decreased by 0.6 points for each of the three and six months ended June 26, 2009 compared with the same periods in 2008. Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. In addition, our gross margin percentage in the three and six months ended June 26, 2009 was adversely affected by a disproportionate decrease in revenue from our smaller, higher margin customer base, compared with the same periods in 2008. We also experienced a more pronounced decline in our highest margin market segments. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Stock-based compensation expense included in Cost of sales during the three and six months ended June 26, 2009 and June 27, 2008 did not have a significant impact on our gross margin.

Research and Development Expense

Research and development expense includes costs for compensation and benefits (including stock-based compensation), development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(In millions)	June 26, 2009	June 27, 2008	March 27, 2009			June 26, 2009	June 27, 2008
Research and Development Expense	$65.0	$63.6	$58.2	2%	12%	$123.2	$124.8	-1%
Percentage of Net Sales	23.3%	17.7%	22.0%			22.6%	17.9%

Research and development expense for the three months ended June 26, 2009 increased by $1.4 million, or 2%, when compared to the three months ended June 27, 2008. The increase was primarily due to a $9.3 million increase in spending on masks and wafers as a result of tape-outs of various new products during the three months ended June 26, 2009, substantially offset by a $3.0 million decrease in variable compensation expense based on lower 2009 operating results, a $3.8 million decrease in spending on prototype and package tooling and a $0.7 million decrease in rental expense.

Research and development expense for the six months ended June 26, 2009 decreased by $1.6 million, or 1%, when compared to the six months ended June 27, 2008. The decrease was primarily due to a gain of $3.6 million from the substantive termination of our retiree medical plan, a $6.0 million decrease in variable compensation expense based on lower 2009 operating results, a $3.0 million decrease in spending on prototype and package tooling and a total of $2.0 million decrease in rental, travel and consulting expenses. These decreases were substantially offset by a $12.8 million increase in spending on masks and wafers as a result of tape-outs of various new products in 2009 and a $1.3 million increase in stock-based compensation expense. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over-Year Change	Sequential Change	Six Months Ended		Year- Over-Year Change
(In millions)	June 26, 2009	June 27, 2008	March 27, 2009			June 26, 2009	June 27, 2008
Selling, General and Administrative Expense	$53.7	$64.2	$60.7	-16%	-12%	$114.3	$127.3	-10%
Percentage of Net Sales	19.2%	17.8%	22.9%			21.0%	18.3%

Selling, general, and administrative expense for the three months ended June 26, 2009 decreased by $10.5 million, or 16%, when compared to the three months ended June 27, 2008. The decrease was primarily due to a $1.1 million decrease in labor costs as a result of cost savings from our restructuring plan implemented during the three months ended March 27, 2009, a $3.0 million decrease in variable compensation expense based on lower 2009 operating results, a $5.1 million decrease in commission expenses due to the lower sales for the three months ended June 26, 2009 and a total of $3.0 million decrease in rental, travel and advertising expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by a $2.4 million increase in stock-based compensation expense.

Selling, general, and administrative expense for the six months ended June 26, 2009 decreased by $13.0 million, or 10%, when compared to the six months ended June 27, 2008. The decrease was primarily due to a gain of $2.6 million from the substantive termination of our retiree medical plan, a $6.0 million decrease in variable compensation expense based on lower 2009 operating results, a $4.8 million decrease in commission expenses due to the lower sales for the six months ended June 26, 2009 and a total of $7.3 million decrease in recruiting, rental, travel, advertising and legal expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by a $5.0 million restructuring charge incurred in the three months ended March 27, 2009 and a $4.6 million increase in stock-based compensation expense. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan and Note 14 – Restructuring Charges for further information about our restructuring activities during the six months ended June 26, 2009.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our condensed consolidated statements of income. We reported a net investment gain of $3.6 million on NQDC Plan assets for each of the three and six months ended June 26, 2009. For the three and six months ended June 27, 2008, we reported a net investment gain of $0.3 million and a net investment loss of $4.7 million on NQDC Plan assets, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) – deferred compensation plan in our condensed consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other decreased by $5.8 million and $11.6 million for the three and six months ended June 26, 2009 when compared to the same periods in 2008, respectively. Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds.

Interest Expense

Interest expense decreased by $2.6 million and $4.4 million for the three and six months ended June 26, 2009 when compared to the same periods in 2008, respectively. The year-over-year decrease in Interest expense was due primarily to the decrease in borrowing costs under our long term credit facility. The decrease in borrowing costs primarily reflects a significant reduction in LIBOR rates, which represents the principal basis of our interest rate. The impact of lower LIBOR rates was partially offset by higher weighted average outstanding borrowings in the six months ended June 26, 2009. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements.

Income Tax Expense

Our effective tax rate for the three months ended June 26, 2009 was 29.6%, compared with 16.5% for the three months ended June 27, 2008. The significant net increase in our effective tax rate in the quarter ended June 26, 2009 was primarily due to the impact of a discrete income tax expense charge. On May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during the three month period ended June 26, 2009. This adjustment was partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008.

Our effective tax rate for the six months ended June 26, 2009 was 24.5%, compared with 16.5% for the six months ended June 27, 2008. The significant net increase in our effective tax rate in the six months ended June 26, 2009 was primarily due to the impact of the Xilinx Case (discussed above) and a change in California law. On February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized a discrete income tax expense charge of $2.0 million during the three month period ended March 27, 2009. These adjustments were partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2009 that was signed into law in late 2008.

See Note 12 – Income Taxes to our condensed consolidated financial statements for further discussion of our effective tax rate.

As of June 26, 2009, we had $227.4 million of unrecognized tax benefits. We are unable to make reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.

Restructuring Charges

In March 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the first quarter of 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. There were no significant restructuring actions in the three months ended June 26, 2009. The restructuring charges included in our condensed consolidated statement of income for the six months ended June 26, 2009 were as follows:

(In thousands)
Research and development expense	$226
Selling, general, and administrative expense	4,990

$5,216

For the three and six months ended June 26, 2009, we paid $1.3 million and $3.4 million, respectively, of our accrued restructuring obligations. We anticipate that the remaining restructuring obligations of $2.1 million as of June 26, 2009 will be substantially paid prior to December 31, 2009.

See Note 14 – Restructuring Charges to our condensed consolidated financial statements for further discussion of our restructuring charges.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of June 26, 2009, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of June 26, 2009, we were in compliance with all such covenants. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance during the six months ended June 26, 2009 increased by $58.2 million. The change in cash and cash equivalents during the six months ended June 26, 2009 and June 27, 2008 was as follows:

	Six Months Ended
(In thousands)	June 26, 2009	June 27, 2008
Net cash provided by operating activities	$90,871	$226,758
Net cash provided by (used for) investing activities	(8,628)	81,215
Net cash used for financing activities	(24,011)	(15,724)

Net increase in cash and cash equivalents	$58,232	$292,249

Operating Activities

In the six months ended June 26, 2009, our operating activities provided $90.9 million in cash, primarily attributable to net income of $91.4 million, adjusted for non-cash stock-based compensation expense of $28.3 million (net of related tax effects), depreciation and amortization of $14.7 million, deferred income tax benefit of $6.3 million and a non-cash gain on the substantive termination of our retiree medical plan of $6.5 million. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $21.0 million decrease in Accounts payable and other liabilities and a $112.6 million increase in Accounts receivable, net, partially offset by a $27.2 million increase in Deferred income and allowances on sales to distributors, an $18.4 million decrease in Inventories, a $30.0 million decrease in Other assets and a $26.0 million increase in Income tax payable.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our condensed consolidated balance sheets. Accordingly, increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, advances to distributors, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in a temporary interruption to the normal relationship between these two accounts.

The $112.6 million increase in Accounts receivable, net, principally relates to increased billings to distributors and OEMs associated with an upward trend in demand for our products in June 2009 compared to December 2008. Deferred income and allowances on sales to distributors increased by $27.2 million during the six months ended June 26, 2009. The net increase of $85.4 million, representing a use of cash in our condensed consolidated statement of cash flows for the six months ended June 26, 2009, relates to factors associated with timing, as described above, partially offset by a $20.9 million cash inflow arising from the repayment of advances by distributors. Repayments of advances by distributors primarily resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The effects of timing on the relationship between Accounts receivable, net and Deferred income and allowances on sales to distributors was more pronounced in the six months ended June 26, 2009 as achieving lower overall inventory levels generally caused distributors to reduce orders at the end of 2008, resulting in a significant reduction in the December 31, 2008 balance of Accounts receivable, net. During the six month period ended June 26, 2009, distributor inventory levels increased by approximately 7.2%. In addition, gross billings to distributors were weighted more heavily toward the end of the period. As a result, the ratio of Accounts receivable, net to Deferred income and allowances on sales to distributors has been restored to more normal levels. Activity affecting Deferred income and allowances on sales to distributors for the six months ended June 26, 2009 is presented in Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The $18.4 million decrease in Inventories resulted from proactive management of inventory levels, primarily in work-in- process inventory. The $30.0 million decrease in Other assets is primarily due to a $7.2 million decrease in prepaid income tax and $19.9 million in repayments of advances from distributors made in previous periods to, in substance, finance distributors’ accounts receivable and inventory. The repayment of advances resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements for a detailed discussion. The $21.0 million decrease in Accounts payable and other liabilities resulted from the payment of variable compensation expense based on 2008 operating results. The $26.0 million increase in Income tax payable is primarily due to taxes accrued on our income before income taxes and the recognition of a discrete income tax expense charge of $11.5 million as a result of the ruling in the Xilinx Case. See Note 12 – Income Taxes to our condensed consolidated financial statements for a detailed discussion.

Investing Activities

Cash used for investing activities in the six months ended June 26, 2009 primarily consisted of net purchases of deferred compensation plan securities of $1.3 million and purchases of property and equipment of $6.9 million. As of June 26, 2009, we no longer held any available-for-sale investments. We have substantially completed construction of a new office building in Penang, Malaysia and incurred capital expenditures of $27.2 million through June 26, 2009. We expect to pay the remaining $0.8 million of construction costs during 2009.

Financing Activities

Cash used for financing activities in the six months ended June 26, 2009 primarily consisted of cash dividend payments of $29.4 million, principal payments on capital lease obligations of $2.2 million and minimum statutory withholding for vested restricted stock units of $4.7 million, partially offset by proceeds of $11.9 million from the issuance of common stock to employees through our employee stock plans. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 26, 2009, we had approximately $110.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2008. The balance of our capital lease obligations included in our condensed consolidated balance sheets was $3.1 million as of June 26, 2009 and $5.1 million as of December 31, 2008.

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

As of June 26, 2009, we had $227.4 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of June 26, 2009, we are unable to make reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 26, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation
S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the six months ended June 26, 2009 and June 27, 2008 were not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008, all forward contracts had matured. We did not enter into any forward contracts in the six months ended June 26, 2009. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

We evaluated subsequent events through July 22, 2009 when the financial statements were issued. On July 13, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on September 1, 2009 to stockholders of record on August 10, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. During the quarter ended June 26, 2009, we adopted FSP 157-4. The adoption of FSP 157-4 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 26, 2009, we adopted FSP 107-1. The adoption of FSP 107-1 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 26, 2009, we adopted SFAS 165. The adoption of SFAS 165 did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 16 – Subsequent Event to our condensed consolidated financial statements.

Derivative Instruments and Hedging Activities

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

Interest Rate Risk

Our exposure to market risk as a result of changes in interest rates relates primarily to our investment portfolio, certain interest-rate sensitive assets held under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”) and our long-term credit facility. Our NQDC Plan assets include holdings of various issuers, types and maturity dates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on the fair value of our investment portfolio or NQDC Plan assets. The actual impact on the fair value of these assets in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are dependent on, among other factors, interest income on our cash equivalents. If interest rates decline, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of June 26, 2009 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of June 26, 2009 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of June 26, 2009.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. The motion is currently pending.

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

2(c) Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the six months ended June 26, 2009. Since the inception of our stock repurchase program in 1996 through June 26, 2009, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of June 26, 2009, 4.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 12, 2009 at 1:30 p.m. The following matters were acted upon at the meeting:

1.	Election of Directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	NOMINEES	FOR	AGAINST	ABSTAIN
	John P. Daane	262,329,963	8,047,977	238,433
	Robert J. Finocchio, Jr.	268,518,909	1,885,947	211,518
	Kevin McGarity	267,655,324	2,747,474	213,576
	Gregory E. Myers	268,529,654	1,885,949	200,770
	Krish A. Prabhu	268,429,645	1,976,360	210,368
	John Shoemaker	267,569,264	2,832,143	214,966
	Susan Wang	268,473,732	1,943,006	199,636

		FOR	AGAINST	ABSTAIN	BROKER “NON- VOTES”

2.	Approval of an amendment to the 2005 Equity Incentive Plan to increase by 5,000,000 the number of shares of common stock reserved for issuance under the plan.	201,901,328	43,357,705	335,314	25,032,210

3.	Approval of an amendment to the 1987 Employee Stock Purchase Plan to increase by 1,000,000 the number of shares of common stock reserved for issuance under the plan.	232,759,868	12,763,436	73,044	25,030,209

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.	262,765,185	7,597,735	263,637	—

ITEM 6:	Exhibits

Exhibit No.	Description

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101	The following financial information from Altera Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2009 filed with the SEC on July 22, 2009, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets as of June 26, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 26, 2009 and June 27, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2009 and June 27, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ James W. Callas
James W. Callas Vice President (duly authorized officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101	The following financial information from Altera Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2009 filed with the SEC on July 22, 2009, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets as of June 26, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 26, 2009 and June 27, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 26, 2009 and June 27, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.