Form 10-Q
period 2009-09-25
ALTERA CORP
filed 2009-10-21
CIK 768251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at October 8, 2009: 295,371,576

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ALTERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)	September 25, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,363,939	$1,216,743
Accounts receivable, net	254,809	83,430
Inventories	65,826	84,637
Deferred income taxes - current	90,483	85,777
Deferred compensation plan - marketable securities	48,527	38,593
Deferred compensation plan - restricted cash equivalents	18,274	17,397
Other current assets	76,296	100,584

Total current assets	1,918,154	1,627,161
Property and equipment, net	179,531	192,262
Deferred income taxes - non-current	43,769	50,611
Other assets, net	5,515	9,873

Total assets	$2,146,969	$1,879,907

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,169	$33,834
Accrued liabilities	32,745	29,951
Accrued compensation and related liabilities	51,861	58,450
Deferred compensation plan obligations	66,801	55,990
Deferred income and allowances on sales to distributors	291,732	205,674
Income taxes payable	1,867	2,123

Total current liabilities	476,175	386,022
Income taxes payable - non-current	205,384	173,880
Long-term credit facility	500,000	500,000
Other non-current liabilities	6,833	20,128

Total liabilities	1,188,392	1,080,030

Commitments and contingencies (See “Note 10–Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 295,352 at September 25, 2009 and 292,733 shares at December 31, 2008	295	293
Capital in excess of par value	333,437	272,424
Retained earnings	624,845	528,278
Accumulated other comprehensive loss	—	(1,118)

Total stockholders’ equity	958,577	799,877

Total liabilities and stockholders’ equity	$2,146,969	$1,879,907

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net sales	$286,612	$356,755	$830,415	$1,052,680
Cost of sales	93,686	117,405	281,303	353,051

Gross margin	192,926	239,350	549,112	699,629
Research and development expense	70,097	64,111	193,268	188,871
Selling, general, and administrative expense	56,332	65,330	170,670	192,634
Compensation expense (benefit) - deferred compensation plan	5,538	(3,177)	9,147	(7,922)
Loss (gain) on deferred compensation plan securities	(5,538)	3,177	(9,147)	7,922
Interest income and other	(740)	(7,501)	(5,835)	(24,182)
Interest expense	1,225	3,992	3,884	11,036

Income before income taxes	66,012	113,418	187,125	331,270
Income tax expense	9,308	18,714	39,037	54,660

Net income	$56,704	$94,704	$148,088	$276,610

Net income per share:
Basic	$0.19	$0.31	$0.50	$0.91

Diluted	$0.19	$0.31	$0.50	$0.90

Shares used in computing per share amounts:
Basic	294,758	301,337	293,935	303,113

Diluted	297,545	306,528	295,961	307,476

Cash dividends per common share	$0.05	$0.05	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements.

ALTERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	NINE MONTHS ENDED
	September 25, 2009	September 26, 2008
Cash Flows from Operating Activities:
Net income	$148,088	$276,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,139	22,284
Stock-based compensation	47,840	34,887
Deferred income tax expense (benefit)	1,441	(20,410)
Tax effect of employee stock plans	(2,642)	14,171
Excess tax benefit from employee stock plans	(510)	(6,573)
Gain on sale of land	—	(112)
Gain on substantive termination of retiree medical plan	(6,488)	—
Changes in assets and liabilities:
Accounts receivable, net	(172,779)	(22,442)
Inventories	18,811	(120)
Other assets	29,164	(277)
Accounts payable and other liabilities	(9,078)	14,013
Deferred income and allowances on sales to distributors	87,458	19,341
Income taxes payable	31,246	11,318
Deferred compensation plan obligations	1,664	(1,254)

Net cash provided by operating activities	196,354	341,436

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,236)	(28,919)
Proceeds from the maturities and sales of available-for-sale investments	—	127,284
Proceeds from sale of land	—	9,063
Sales (purchases) of deferred compensation plan securities, net	(1,664)	1,254
Purchases of intangible assets	(690)	—

Net cash provided by (used for) investing activities	(11,590)	108,682

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	19,049	55,704
Shares withheld for employee taxes	(10,632)	(8,084)
Repurchases of common stock	—	(319,028)
Payment of dividends to stockholders	(44,120)	(42,426)
Excess tax benefit from stock-based compensation	510	6,573
Decrease in book overdrafts	—	(320)
Proceeds from long-term credit facility	—	250,000
Principal payments on capital lease obligations	(2,375)	(3,236)

Net cash used for financing activities	(37,568)	(60,817)

Net increase in cash and cash equivalents	147,196	389,301
Cash and cash equivalents at beginning of period	1,216,743	890,095

Cash and cash equivalents at end of period	$1,363,939	$1,279,396

Noncash Investing and Financing Activities:
Assets acquired under capital leases	$—	$11,871

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

(1)	We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The compensation expense (benefit) related to our NQDC Plan that was previously reported in Cost of sales was not significant for the three and nine months ended September 26, 2008 and does not materially affect our gross margin for any period presented herein. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of our NQDC Plan.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K, as filed on February 25, 2009 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three and nine months ended September 25, 2009 are not necessarily indicative of the results to be expected for any future period.

Note 2 – Recent Accounting Pronouncements

Accounting Standards Adopted in the Nine Months Ended September 25, 2009

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 25, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements and Disclosures

In April 2009, the FASB issued additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance during the quarter ended June 26, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance during the quarter ended June 26, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective December 29, 2007, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subsequent Events

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended June 26, 2009, we adopted the guidance. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 16 – Subsequent Event to our condensed consolidated financial statements.

Derivatives and Hedging

In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our condensed consolidated financial statements or related footnotes.

Recent Accounting Developments

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We will apply the guidance in the fourth quarter of fiscal 2009. The adoption of the guidance is not expected to have any significant impact on our condensed consolidated financial statements or related footnotes.

Note 3 – Accounts Receivable, Net and Significant Customers

Accounts receivable, net consisted of the following:

(In thousands)	September 25, 2009	December 31, 2008
Gross accounts receivable	$255,457	$86,526
Allowance for doubtful accounts	(500)	(2,782)
Allowance for sales returns	(148)	(314)

Accounts receivable, net	$254,809	$83,430

We maintain allowances for doubtful accounts and sales returns to reduce our receivables to their estimated realizable value. During the three months ended September 25, 2009, we reduced our allowance for doubtful accounts based on our sustained favorable collection experience and estimated probable credit losses in our existing accounts receivable based on analysis of current aging, economic indicators and customer conditions. This change in accounting estimate reduced our Selling, general and administrative expense by $2.3 million for the three months ended September 25, 2009.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Sales to distributors	85%	88%	81%	91%
Sales to OEMs	15%	12%	19%	9%

	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. (“Arrow”)	43%	46%	42%	46%
Macnica, Inc. (“Macnica”)	16%	16%	14%	15%

(1)	Except as presented below, no other distributor accounted for greater than 10% of our net sales for the three and nine months ended September 25, 2009 and September 26, 2008.

Huawei Technologies Co., Ltd., an OEM, individually accounted for 11% of our net sales for the nine months ended September 25, 2009. No other individual OEM accounted for more than 10% of our net sales for the nine months ended September 25, 2009. For the three months ended September 25, 2009 and for the three and nine months ended September 26, 2008, no single OEM accounted for more than 10% of our net sales.

As of September 25, 2009, accounts receivable from Arrow and Macnica individually accounted for approximately 46% and 20%, respectively, of our total accounts receivable. As of December 31, 2008, accounts receivable from Arrow and Macnica individually accounted for approximately 20% and 31%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 25, 2009 or December 31, 2008.

Note 4 – Inventories

Inventories as of September 25, 2009 and December 31, 2008 were comprised of the following:

(In thousands)	September 25, 2009	December 31, 2008
Raw materials	$4,823	$5,237
Work in process	$42,951	$51,527
Finished goods	18,052	27,873

Total inventories	$65,826	$84,637

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Property and Equipment

Property and equipment, net as of September 25, 2009 and December 31, 2008 was comprised of the following:

(In thousands)	September 25, 2009	December 31, 2008
Land and land rights	$23,108	$23,108
Buildings	152,938	125,323
Equipment and software	223,867	233,098
Office furniture and fixtures	21,076	21,840
Leasehold improvements	7,693	8,680
Construction in progress	926	25,310

Property and equipment, at cost	429,608	437,359
Accumulated depreciation and amortization	(250,077)	(245,097)

Property and equipment, net	$179,531	$192,262

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $7.4 million and $22.0 million for the three and nine months ended September 25, 2009, respectively, and $7.0 million and $22.1 million for the three and nine months ended September 26, 2008, respectively. Depreciation and amortization expense as presented in our condensed consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our condensed consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $9.7 million (net of accumulated amortization of $5.8 million) as of September 25, 2009 and $13.0 million (net of accumulated amortization of $2.5 million) as of December 31, 2008.

Note 6 – Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	September 25, 2009	December 31, 2008
Deferred revenue on shipments to distributors	$415,567	$370,098
Deferred cost of sales on shipments to distributors	(35,787)	(33,924)

Deferred income on shipments to distributors	379,780	336,174
Advances to distributors	(95,172)	(137,353)
Other deferred revenue(1)	7,124	6,853

Total	$291,732	$205,674

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Deferred income and allowances on sales to distributor activity for the nine months ended September 25, 2009 and September 26, 2008 was as follows:

	Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008
Balance at beginning of period	$205,674	$280,440
Deferred income on shipments to distributors	3,026,414	3,738,922
Net change in advances to distributors	42,181	(33,300)
Price concessions (1)	(2,406,797)	(2,971,415)
Returns	(153,865)	(89,743)
Income recognized on distributor shipments to end customers	(422,146)	(622,276)
Net change in other deferred revenue	271	(2,847)

Balance at end of period	$291,732	$299,781

(1)	Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with timing of shipments to distributors or payment of price concessions.

Distributor advances, included in Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets, totaled $95.2 million as of September 25, 2009 and $137.4 million as of December 31, 2008. On sales to distributors, our payment terms frequently require the distributor to settle amounts owed to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our condensed consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our condensed consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our condensed consolidated balance sheets and totaled $40.1 million as of September 25, 2009 and $63.4 million as of December 31, 2008. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Distributor advances included in Deferred income and allowance on sales to distributors and in Other current assets in our condensed consolidated balance sheets decreased by an aggregate amount of $65.4 million during the nine months ended September 25, 2009. This decrease represents repayments to Altera of funds previously advanced to distributors and primarily results from changes in distributor working capital requirements due to fluctuations in business volume in our distribution channel and a shift in our business to a higher proportion of sales made directly to OEMs. The decrease also partially relates to termination of advance-related agreements with certain distributors during 2009.

Note 7 – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net income	$56,704	$94,704	$148,088	$276,610
Unrealized loss on investments	—	(36)	—	(223)
Income tax expense on unrealized gain on investments	—	14	—	84
Amortization of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	24	—	49
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect(1)	—	—	1,118	—

Comprehensive income	$56,704	$94,706	$149,206	$276,520

(1)	See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of the substantive termination of our retiree medical plan.

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 consisted of unrecognized actuarial losses on our retiree medical plan, net of tax. As a result of the maturities of available-for-sale investments in 2008 and the substantive termination of our retiree medical plan in January 2009, we had no remaining balance in Accumulated other comprehensive loss as of September 25, 2009.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Basic:

Net income	$56,704	$94,704	$148,088	$276,610

Basic weighted shares outstanding	294,758	301,337	293,935	303,113

Net income per share	$0.19	$0.31	$0.50	$0.91

Diluted:

Net income	$56,704	$94,704	$148,088	$276,610

Weighted shares outstanding	294,758	301,337	293,935	303,113
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	2,787	5,191	2,026	4,363

Diluted weighted shares outstanding	297,545	306,528	295,961	307,476

Net income per share	$0.19	$0.31	$0.50	$0.90

In applying the treasury stock method, we excluded 27.9 million and 31.5 million stock option shares for the three and nine months ended September 25, 2009, respectively, and 19.3 million and 24.1 million stock option shares for the three and nine months ended September 26, 2008, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of September 25, 2009 and September 26, 2008 were included in our treasury stock method calculation.

Note 9 – Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of September 25, 2009 and December 31, 2008 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of September 25, 2009 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of September 25, 2009. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of September 25, 2009, $250 million is available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of September 25, 2009, we were in compliance with all such covenants.

Note 10 – Commitments and Contingencies

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney fees, and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the quarter ended September 25, 2009, we reduced our estimated liability for product warranty based on recent warranty claims trends. This change in accounting estimate decreased our Cost of sales by $0.8 million for the three months ended September 25, 2009. The following table summarizes the activity related to our product warranty liability for the nine months ended September 25, 2009 and September 26, 2008, which is included in Accrued liabilities in our condensed consolidated balance sheets.

	Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008
Balance at beginning of period	$860	$18
Addition (reduction) to estimated reserve	(750)	935
Payments	—	(88)

Balance at end of period	$110	$865

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 25, 2009, we had approximately $104.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

Legal Proceedings

We have been named as a party to several lawsuits concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff must serve the demand by November 2, 2009 or the case will be dismissed with prejudice.

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

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 – Stock-Based Compensation

2005 Equity Incentive Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. On May 10, 2005, our stockholders approved Altera’s 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan replaced our 1996 Stock Option Plan (the “1996 Plan”) and our 1998 Director Stock Option Plan (the “1998 Plan”) (together, the 1996 Plan and the 1998 Plan are referred to as “Prior Plans”) and is now Altera’s only plan for providing stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSUs”), restricted stock awards, stock appreciation rights, stock bonus awards and performance-based awards. To date, we have granted both options and RSUs under the 2005 Plan. The majority of awards of stock options and RSUs granted under the 2005 Plan vests over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. On May 12, 2009, our stockholders approved an amendment to the 2005 Plan to increase the shares authorized for future issuance by 5 million. As of September 25, 2009, the 2005 Plan had a total of 28.6 million shares reserved for future issuance, of which 17.0 million shares were available for future grants.

A summary of our RSU activity for the nine months ended September 25, 2009 and information regarding RSUs outstanding and expected to vest as of September 25, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2008	6,289	$20.54
Grants	3,210	$17.65
Vested	(1,964)	$20.38
Forfeited	(509)	$19.23

Outstanding, September 25, 2009	7,026	$19.35	1.8	$143,396

Outstanding and expected to vest, September 25, 2009	6,067	$19.35	1.7	$123,834

(1)	Aggregate intrinsic value for RSUs represents the closing price per share of our stock on September 25, 2009, multiplied by the number of RSUs outstanding or expected to vest as of September 25, 2009.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of stock option activity for the nine months ended September 25, 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 25, 2009 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Agregate Intrinsic Value (1)
Outstanding, December 31, 2008	37,680	$21.72
Grants	9	$15.99
Exercises	(676)	$15.47
Forfeited/Cancelled/Expired	(4,004)	$21.79

Outstanding, September 25, 2009	33,009	$21.85	3.6	$28,197

Exercisable, September 25, 2009	32,063	$21.90	3.4	$27,214

Vested and expected to vest, September 25, 2009	32,936	$21.85	3.5	$28,123

(1)	Aggregate intrinsic value for stock options represents the difference between the exercise price and the closing price per share of our common stock on September 25, 2009, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 25, 2009.

For the three and nine months ended September 25, 2009, 432,546 and 676,452 non-qualified stock option shares were exercised, respectively. The intrinsic value of the stock options exercised during the three and nine months ended September 25, 2009 was $1.5 million and $2.4 million, respectively. The intrinsic value represents the total pre-tax value received by option holders upon the exercise of stock options during the period.

1987 Employee Stock Purchase Plan (the “ESPP”)

On May 12, 2009, our stockholders approved an amendment to the ESPP to increase the shares available for future issuance by 1 million. As of September 25, 2009, 2.8 million shares were available for future issuance under the ESPP. We sold 619,363 shares of common stock under the ESPP at a price of $13.86 during the nine months ended September 25, 2009 and 532,634 shares of common stock at a price of $16.39 during the nine months ended September 26, 2008.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation and Expense Information

We estimate the fair value of RSUs, stock options and ESPP shares on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended September 25, 2009. In addition, under our ESPP, shares are only issued during the second and fourth quarters of each year. The assumptions used to estimate the fair value of RSUs, stock options and ESPP shares granted during the three and nine months ended September 25, 2009 and September 26, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Stock options:
Expected term (in years)	—	5.0	5.0	5.0
Expected stock price volatility	—	35.7%	40.9%	35.8%
Risk-free interest rate	—	3.3%	1.7%	3.1%
Dividend yield	—	1.0%	1.3%	0.9%
Weighted-average estimated fair value	—	$7.09	$5.41	$6.91

ESPP purchase rights:
Expected term (in years)	—	—	0.8	0.7
Expected stock price volatility	—	—	50.6%	37.9%
Risk-free interest rate	—	—	0.4%	1.8%
Dividend yield	—	—	1.2%	0.9%
Weighted-average estimated fair value	—	—	$5.09	$6.13

RSUs:
Risk-free interest rate	1.3%	2.8%	1.3%	2.6%
Dividend yield	1.1%	1.0%	1.2%	0.9%
Weighted-average estimated fair value	$18.49	$20.62	$17.15	$19.99

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. During the quarter ended September 25, 2009, we changed the expected forfeiture rate from 10.2% to 8.0% based on recent and expected employee turnover rates. This change in accounting estimate resulted in a $3.4 million increase in our stock-based compensation expense ($0.1 million increase in Cost of sales, $1.4 million increase in Research and development expense, and $1.9 million increase in Selling, general and administrative expense) for the three months ended September 25, 2009. Our stock-based compensation expense for the three and nine months ended September 25, 2009 and September 26, 2008 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Cost of sales	$522	$320	$1,435	$995
Research and development	7,310	5,008	20,093	16,449
Selling, general, and administrative	9,573	5,327	26,312	17,443

Pre-tax stock-based compensation expense	17,405	10,655	47,840	34,887
Less: income tax benefit	(4,931)	(3,460)	(13,404)	(10,224)

Net stock-based compensation expense	$12,474	$7,195	$34,436	$24,663

No stock-based compensation was capitalized during any period presented above. As of September 25, 2009, unamortized stock-based compensation expense related to the outstanding unvested stock options, RSUs, and ESPP shares that are expected to vest was approximately $116.6 million. This unamortized stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 – Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 25, 2009 was 14.1%, compared with 16.5% for the three months ended September 26, 2008. The net decrease in our effective tax rate in the quarter ended September 25, 2009 was primarily due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit (“R&D Tax Credit”) through 2009 that was signed into law in late 2008.

Our effective tax rate for the nine months ended September 25, 2009 was 20.9%, compared with 16.5% for the nine months ended September 26, 2008. The significant net increase in our effective tax rate in the nine months ended September 25, 2009 was primarily due to the impact of two discrete income tax expense charges. First, on May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during the three month period ended June 26, 2009. Secondly, on February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized a discrete income tax expense charge of $2.0 million during the three month period ended March 27, 2009. These adjustments were partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the R&D Tax Credit.

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

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on our results of operations in future periods.

As of September 25, 2009, we had $235.1 million of unrecognized tax benefits. On December 31, 2008, we had $199.2 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $43.0 million and $34.3 million for the payment of interest and penalties related to uncertain tax positions as of September 25, 2009 and December 31, 2008, respectively.

Note 13 – Employee Benefit Plans

Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 25, 2009, there were approximately 124 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $66.8 million and $56.0 million as of September 25, 2009 and December 31, 2008, respectively.

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

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. We made cash payouts in the nine months ended September 25, 2009 of approximately $2.0 million.

As a result of the plan modifications, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan results in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense) in the quarter ended March 27, 2009. As of September 25, 2009, the accumulated postretirement benefit obligation (a component of Other non-current liabilities in our condensed consolidated balance sheets) is $0.4 million compared with $10.3 million as of December 31, 2008. The remaining accumulated postretirement benefit obligation will be paid to remaining retiree medical plan participants over varying periods up to four years.

Note 14 – Restructuring Charges

During the quarter ended September 25, 2009, we announced a net reduction of approximately 87 positions, which represented 3.2% of our workforce. As a result, we incurred restructuring related charges of approximately $4.8 million in the three months ended September 25, 2009. The charges were comprised of employee severance costs of approximately $4.7 million in connection with the workforce reduction and operating lease impairments of approximately $0.1 million.

During the quarter ended March 27, 2009, we announced a net reduction of approximately 33 positions, which represented 1.2% of our workforce. As a result, we incurred restructuring-related charges of approximately $5.2 million in the first quarter of 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million.

The restructuring charges included in our condensed consolidated statements of income for the three and nine months ended September 25, 2009 were as follows:

(In thousands)	Three Months Ended September 25, 2009	Nine Months Ended September 25, 2009
Cost of sales	$137	$137
Research and development expense	3,878	4,104
Selling, general, and administrative expense	738	5,728

	$4,753	$9,969

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

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes our restructuring activity for the nine months ended September 25, 2009:

(In thousands)	Employee severance costs	Operating lease impairments	External sales representative terminations	Other costs	Total
Restructuring obligations as of December 31, 2008(1)	$—	$733	$—	$69	$802
Restructuring charge recognized	2,897	—	2,319	—	5,216
Cash payments	(2,086)	(215)	—	(28)	(2,329)

Restructuring obligations as of March 27, 2009(1)	811	518	2,319	41	3,689
Cash payments	(592)	(85)	(689)	(10)	(1,376)
Other adjustments	—	(181)	11	(31)	(201)

Restructuring obligations as of June 26, 2009(1)	219	253	1,641	—	2,113
Restructuring charge recognized	4,691	62	—	—	4,753
Cash payments	(3,321)	(91)	(541)	—	(3,953)
Other adjustments	—	(12)	(14)	—	(26)

Restructuring obligations as of September 25, 2009(1)	$1,589	$212	$1,086	$—	$2,887

(1)	Principally included in Accrued liabilities in our condensed consolidated balance sheets.

The following table summarizes our restructuring activity for the nine months ended September 26, 2008:

(In thousands)	Employee severance costs	Operating lease impairments	Other costs	Total
Restructuring obligations as of December 28, 2007(1)	$2,619	$1,282	$360	$4,261
Cash payments	(1,959)	(157)	(188)	(2,304)

Restructuring obligations as of March 28, 2008(1)	660	1,125	172	1,957
Cash payments	(403)	(184)	(34)	(621)
Other adjustments(2)	—	978	—	978

Restructuring obligations as of June 27, 2008(1)	257	1,919	138	2,314
Cash payments	(229)	(569)	(31)	(829)
Other adjustments(3)	—	(526)	50	(476)

Restructuring obligations as of September 26, 2008(1)	$28	$824	$157	$1,009

(1)	Principally included in Accrued liabilities in our condensed consolidated balance sheets.
(2)	Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by overall deterioration of real estate market conditions arising since the fourth quarter of 2007 in markets affected by our restructuring plan.
(3)	Represents favorable adjustments associated with final settlement of our Hong Kong lease and other accrual adjustments.

We anticipate that the remaining restructuring obligations of $2.9 million as of September 25, 2009 will be substantially paid prior to December 31, 2009.

Note 15 – Fair Value Measurements

Effective January 1, 2009, we fully adopted the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance, including all non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be

ALTERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, which consist of our cash equivalents and marketable securities.

The following table summarizes the valuation of our financial instruments which were determined by using the following inputs as of September 25, 2009 and December 31, 2008:

	Fair Value Measurements as of September 25, 2009			Fair Value Measurements as of December 31, 2008
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents(1)	$1,296,340	$1,296,340	$—	$1,190,271	$1,190,271	$—
Deferred compensation plan assets:(2)
Restricted cash equivalents	18,274	18,274	—	17,379	17,379	—
Marketable securities	48,527	42,700	5,827	38,593	32,354	6,239

Total	$1,363,141	$1,357,314	$5,827	$1,246,243	$1,240,004	$6,239

(1)	Included in Cash and cash equivalents in our condensed consolidated balance sheets.
(2)	Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash equivalents in our condensed consolidated balance sheets.

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

Note 16 – Subsequent Event

We evaluated subsequent events through October 21, 2009 when the financial statements were issued. On October 12, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on December 1, 2009 to stockholders of record on November 10, 2009.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates; and (7) savings from restructuring activities.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the condensed consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our condensed consolidated statements of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) income taxes, and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $286.6 million for the three months ended September 25, 2009 decreased by $70.2 million, or 20%, from our net sales of $356.8 million for the three months ended September 26, 2008. Our net sales of $830.4 million for the nine months ended September 25, 2009 decreased by $222.3 million, or 21%, from our net sales of $1,052.7 million for the nine months ended September 26, 2008. The year-over-year decrease in net sales was due to lower demand arising from the current worldwide economic downturn.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® II (and GX), Stratix III, Stratix IV (including E, GX and GT), Arria®, Arria II GX®, Cyclone® II, Cyclone III, MAX® II, HardCopy®, and HardCopy II devices;

•	Mainstream Products include the Stratix (and GX), Cyclone, and MAX 3000A devices; and

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
New	60%	46%	58%	5%	7%	57%	43%	5%
Mainstream	20%	25%	21%	-36%	-5%	22%	26%	-35%
Mature and Other	20%	29%	21%	-45%	-2%	21%	31%	-45%

Net Sales	100%	100%	100%	-20%	3%	100%	100%	-21%

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
Telecom & Wireless	40%	38%	48%	-16%	-15%	44%	37%	-3%
Industrial Automation, Military & Auto	23%	25%	21%	-23%	16%	22%	23%	-26%
Networking, Computer & Storage	16%	14%	13%	-11%	27%	15%	16%	-29%
Other	21%	23%	18%	-28%	16%	19%	24%	-38%

Net Sales	100%	100%	100%	-20%	3%	100%	100%	-21%

Due to the current worldwide economic downturn, net sales in all segments declined for the three and nine months ended September 25, 2009 compared with the same periods in 2008. However, net sales to end customers outside the Telecom & Wireless segment improved for the quarter ended September 25, 2009 versus the quarter ended June 26, 2009, primarily as a result of improved business conditions in the third quarter.

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

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
FPGA	77%	75%	76%	-17%	4%	77%	74%	-18%
CPLD	15%	17%	16%	-30%	0%	15%	18%	-34%
Other Products	8%	8%	8%	-25%	-7%	8%	8%	-22%

Net Sales	100%	100%	100%	-20%	3%	100%	100%	-21%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
North America	23%	23%	20%	-20%	18%	20%	24%	-31%
Asia Pacific	38%	35%	43%	-15%	-11%	40%	34%	-8%
Europe	21%	23%	21%	-25%	3%	22%	23%	-24%
Japan	18%	19%	16%	-21%	22%	18%	19%	-28%

Net Sales	100%	100%	100%	-20%	3%	100%	100%	-21%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions paid to distributors were $2.4 billion and $3.0 billion for the nine months ended September 25, 2009 and September 26, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements. Average aggregate price concessions typically range from 65% to 75% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $153.9 million and $89.7 million for the nine months ended September 25, 2009 and September 26, 2008, respectively. See Note 6 – Deferred Income and Allowances on Sales to Distributors and Note 10 – Commitments and Contingencies to our condensed consolidated financial statements.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 25, 2009	September 26, 2008	June 26, 2009	September 25, 2009	September 26, 2008
Gross Margin Percentage	67.3%	67.1%	66.5%	66.1%	66.5%

Our gross margin percentage for the three months ended September 25, 2009 increased by 0.8 points and 0.2 points compared with the three months ended June 26, 2009 and September 26, 2008, respectively, primarily as a result of manufacturing cost reductions and efficiencies on certain of our new products. Our gross margin percentage declined by 0.4 points for the nine months ended September 25, 2009 compared with the same period in 2008. Gross margin rates are heavily influenced by both market segment mix, and the amount and the timing of material cost improvements. In addition, our gross margin percentage for the nine months ended September 25, 2009 was adversely affected by a disproportionate decrease in revenue from our smaller, higher margin customer base, compared with the same period in 2008. During the nine months ended September 25, 2009, we also experienced a more pronounced decline in our highest margin market segments. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Stock-based compensation expense included in Cost of sales during the three and nine months ended September 25, 2009 and September 26, 2008 did not have a significant impact on our gross margin.

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

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(In millions)	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
Research and Development Expense	$70.1	$64.1	$65.0	9%	8%	$193.3	$188.9	2%
Percentage of Net Sales	24.5%	18.0%	23.3%			23.3%	17.9%

Research and development expense for the three months ended September 25, 2009 increased by $6.0 million, or 9%, when compared with the three months ended September 26, 2008. The increase was primarily attributable to a $1.0 million increase in labor costs due to $3.9 million of restructuring charges incurred in the three months ended September 25, 2009, partially offset by $2.9 million of cost savings from the resulting lower headcount in the third quarter of 2009 compared with the same period in 2008, a $5.9 million increase in spending on masks and wafers as a result of tape-outs of various new products during the three months ended September 25, 2009, and a $2.3 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. These increases were partially offset by a $0.3 million decrease in variable compensation expense based on lower 2009 operating results and a combined $1.8 million decrease in spending on prototype and consulting services. See Note 11 – Stock-Based Compensation to our condensed consolidated financial statements for more information on the change in our expected forfeiture rate and Note 14 – Restructuring Charges for further information about our restructuring activities during the three months ended September 25, 2009.

Research and development expense for the nine months ended September 25, 2009 increased by $4.4 million, or 2%, when compared with the nine months ended September 26, 2008. The increase was primarily attributable to a $0.6 million increase in labor costs due to $4.1 million of restructuring charges incurred in 2009, substantially offset by $3.5 million of cost savings from the resulting lower headcount in 2009, an $18.7 million increase in spending on masks and wafers as a result of tape-outs of various new products in 2009, and a $3.6 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. These increases were partially offset by a gain of $3.6 million from the substantive termination of our retiree medical plan, a $6.3 million decrease in variable compensation expense based on lower 2009 operating results, a $4.0 million decrease in spending on prototype and package tooling and a combined $3.5 million decrease in rental, travel and consulting expenses. See Note 11 – Stock-Based Compensation to our condensed consolidated financial statements for more information on the change in our expected forfeiture rate, Note 13 – Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 14 – Restructuring Charges for further information about our restructuring activities during the nine months ended September 25, 2009.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over-Year Change	Sequential Change	Nine Months Ended		Year- Over-Year Change
(In millions)	September 25, 2009	September 26, 2008	June 26, 2009			September 25, 2009	September 26, 2008
Selling, General and Administrative Expense	$56.3	$65.3	$53.7	-14%	5%	$170.7	$192.6	-11%
Percentage of Net Sales	19.7%	18.3%	19.2%			20.6%	18.3%

Selling, general, and administrative expense for the three months ended September 25, 2009 decreased by $9.0 million, or 14%, when compared with the three months ended September 26, 2008. The decrease was primarily due to a $1.2 million decrease in labor costs as a result of cost savings from our restructuring activities initiated in 2009, a $0.4 million decrease in variable compensation expense based on lower 2009 operating results, a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts, a $5.3 million decrease in commission expenses due to the lower sales for the three months ended September 25, 2009 and a combined $2.4 million decrease in consulting, travel and legal expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by a $4.2 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. See Note 3 – Accounts Receivable, Net and Significant Customers to our condensed consolidated financial statements for a detailed discussion of the change in estimate of our allowance for doubtful accounts, Note 11 – Stock-Based Compensation for more information on the change in our expected forfeiture rate and Note 14 – Restructuring Charges for further information about our restructuring activities during the three months ended September 25, 2009.

Selling, general, and administrative expense for the nine months ended September 25, 2009 decreased by $21.9 million, or 11%, when compared with the nine months ended September 26, 2008. The decrease was primarily due to a gain of $2.6 million from the substantive termination of our retiree medical plan, a $6.4 million decrease in variable compensation expense based on lower 2009 operating results, a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts, a $10.1 million decrease in commission expenses due to the lower sales for the nine months ended

September 25, 2009 and a combined $7.1 million decrease in maintenance, travel, advertising and legal expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by an $8.9 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. Labor costs for the nine months ended September 25, 2009 were relatively flat compared with the same period in 2008. The $5.7 million of restructuring charges incurred in the nine months ended September 25, 2009 were substantially offset by $5.5 million of savings in labor costs as a result of the restructuring activities. See Note 3 – Accounts Receivable, Net and Significant Customers to our condensed consolidated financial statements for a detailed discussion of the change in estimate of our allowance for doubtful accounts, Note 11 – Stock-Based Compensation for more information on the change in our expected forfeiture rate, Note 13 – Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 14 – Restructuring Charges for further information about our restructuring activities during the nine months ended September 25, 2009.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our condensed consolidated statements of income. We reported net investment gains of $5.5 million and $9.1 million on NQDC Plan assets for the three and nine months ended September 25, 2009, respectively. We reported net investment losses of $3.2 million and $7.9 million on NQDC Plan assets for the three and nine months ended September 26, 2008, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) – deferred compensation plan in our condensed consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 – Employee Benefit Plans to our condensed consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other decreased by $6.8 million and $18.3 million for the three and nine months ended September 25, 2009 when compared with the same periods in 2008, respectively. Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds.

Interest Expense

Interest expense decreased by $2.8 million and $7.2 million for the three and nine months ended September 25, 2009 when compared with the same periods in 2008, respectively. The year-over-year decrease in Interest expense was due primarily to the decrease in borrowing costs under our long term credit facility. The decrease in borrowing costs primarily reflects a significant reduction in LIBOR rates, which represents the principal basis of our interest rate. The impact of lower LIBOR rates was partially offset by higher weighted average outstanding borrowings in the nine months ended September 25, 2009. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 25, 2009 was 14.1%, compared with 16.5% for the three months ended September 26, 2008. The net decrease in our effective tax rate in the quarter ended September 25, 2009 was primarily due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit (“R&D Tax Credit”) through 2009 that was signed into law in late 2008.

Our effective tax rate for the nine months ended September 25, 2009 was 20.9%, compared with 16.5% for the nine months ended September 26, 2008. The significant net increase in our effective tax rate in the nine months ended September 25, 2009 was primarily due to the impact of two discrete income tax expense charges. First, on May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during the three month period ended June 26, 2009. Secondly, on February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on the Company’s effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized a discrete income tax expense charge of $2.0 million during the three month period ended March 27, 2009. These adjustments were partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the R&D Tax Credit.

See Note 12 – Income Taxes to our condensed consolidated financial statements for further discussion of our effective tax rate.

As of September 25, 2009, we had $235.1 million of unrecognized tax benefits. We are unable to make reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.

Restructuring Charges

During the quarter ended September 25, 2009, we announced a net reduction of approximately 87 positions, which represented 3.2% of our workforce. As a result, we incurred restructuring related charges of approximately $4.8 million in the three months ended September 25, 2009. The charges were comprised of employee severance costs of approximately $4.7 million in connection with the workforce reduction and operating lease impairments of approximately $0.1 million. As a result of the workforce reduction, we expect to achieve annual net cost savings of approximately $9.0 million.

During the quarter ended March 27, 2009, we announced a net reduction of approximately 33 positions, which represented 1.2% of our workforce. As a result, we incurred restructuring-related charges of approximately $5.2 million in the first quarter of 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. As a result of these actions, the annual net cost savings are expected to be approximately $11.0 million.

The restructuring charges included in our condensed consolidated statements of income for the three and nine months ended September 25, 2009 were as follows:

(In thousands)	Three Months Ended September 25, 2009	Nine Months Ended September 25, 2009
Cost of sales	$137	$137
Research and development expense	3,878	4,104
Selling, general, and administrative expense	738	5,728

	$4,753	$9,969

For the three and nine months ended September 25, 2009, we paid $4.0 million and $7.7 million, respectively, of our accrued restructuring obligations. We anticipate that the remaining restructuring obligations of $2.9 million as of September 25, 2009 will be substantially paid prior to December 31, 2009.

See Note 14 – Restructuring Charges to our condensed consolidated financial statements for further discussion of our restructuring charges.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of September 25, 2009, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of September 25, 2009, we were in compliance with all such covenants. See Note 9 – Long-term Credit Facility to our condensed consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance during the nine months ended September 25, 2009 increased by $147.2 million. The change in cash and cash equivalents during the nine months ended September 25, 2009 and September 26, 2008 was as follows:

	Nine Months Ended
(In thousands)	September 25, 2009	September 26, 2008
Net cash provided by operating activities	$196,354	$341,436
Net cash provided by (used for) investing activities	(11,590)	108,682
Net cash used for financing activities	(37,568)	(60,817)

Net increase in cash and cash equivalents	$147,196	$389,301

Operating Activities

In the nine months ended September 25, 2009, our operating activities provided $196.4 million in cash, primarily attributable to net income of $148.1 million, adjusted for non-cash stock-based compensation expense of $44.7 million (net of related tax effects), depreciation and amortization of $22.1 million, deferred income tax expense of $1.4 million and a non-cash gain on the substantive termination of our retiree medical plan of $6.5 million. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $9.1 million decrease in Accounts payable and other liabilities and a $172.8 million increase in Accounts receivable, net, partially offset by a $87.5 million increase in Deferred income and allowances on sales to distributors, an $18.8 million decrease in Inventories, a $29.2 million decrease in Other assets and a $31.2 million increase in Income tax payable.

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

The $172.8 million increase in Accounts receivable, net, principally relates to increased billings to distributors and OEMs associated with an upward trend in demand for our products in September 2009 compared with December 2008. Deferred income and allowances on sales to distributors increased by $87.5 million during the nine months ended September 25, 2009. The net increase of $85.3 million, representing a use of cash in our condensed consolidated statements of cash flows for the nine months ended September 25, 2009, relates to factors associated with timing, as described above, partially offset by a $42.2 million cash inflow arising from the repayment of advances by distributors. Repayments of advances by distributors primarily resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The effects of timing on the relationship between Accounts receivable, net and Deferred income and allowances on sales to distributors was more pronounced in the nine months ended September 25, 2009 as achieving lower overall inventory levels generally caused distributors to reduce orders at the end of 2008, resulting in a significant reduction in the December 31, 2008 balance of Accounts receivable, net. During the nine month period ended September 25, 2009, distributor inventory levels increased by approximately 6.9%. In addition, gross billings to distributors were weighted more heavily toward the end of the period. As a result, the ratio of Accounts receivable, net to Deferred income and allowances on sales to distributors has been restored to more normal levels. Activity affecting Deferred income and allowances on sales to distributors for the nine months ended September 25, 2009 is presented in Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements.

The $18.8 million decrease in Inventories resulted from proactive management of inventory levels, primarily in work-in-process inventory. The $29.2 million decrease in Other assets is primarily due to a $23.2 million in repayments of advances from distributors made in previous periods to, in substance, finance distributors’ accounts receivable and inventory. The repayment of advances resulted from changes in distributor working capital requirements. See Note 6 – Deferred Income and Allowances on Sales to Distributors to our condensed consolidated financial statements for a detailed discussion. The $31.2 million increase in Income tax payable is primarily due to taxes accrued on our income before income taxes and the recognition of a discrete income tax expense charge of $11.5 million as a result of the ruling in the Xilinx Case. See Note 12 – Income Taxes to our condensed consolidated financial statements for a detailed discussion.

Investing Activities

Cash used for investing activities in the nine months ended September 25, 2009 primarily consisted of net purchases of deferred compensation plan securities of $1.7 million and purchases of property and equipment of $9.2 million. As of September 25, 2009, we no longer held any available-for-sale investments. We completed construction of a new office building in Penang, Malaysia and incurred total capital expenditures of $28.5 million.

Financing Activities

Cash used for financing activities in the nine months ended September 25, 2009 primarily consisted of cash dividend payments of $44.1 million, principal payments on capital lease obligations of $2.4 million and minimum statutory withholding for vested restricted stock units of $10.6 million, partially offset by proceeds of $19.0 million from the issuance of common stock to employees through our employee stock plans. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 25, 2009, we had approximately $104.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2008. The balance of our capital lease obligations included in our condensed consolidated balance sheets was $2.9 million as of September 25, 2009 and $5.1 million as of December 31, 2008.

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

As of September 25, 2009, we had $235.1 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 25, 2009, we are unable to make reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 25, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

Although we purchase the majority of our materials and services in U.S. dollars and sell our products to OEMs and distributors in U.S. dollars, we have international operations and are, therefore, subject to foreign currency rate exposure. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the nine months ended September 25, 2009 and September 26, 2008 were not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008, all forward contracts had matured. We did not enter into any forward contracts in the nine months ended September 25, 2009. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

We evaluated subsequent events through October 21, 2009 when the financial statements were issued. On October 12, 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on December 1, 2009 to stockholders of record on November 10, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in the Nine Months Ended September 25, 2009

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended September 25, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements and Disclosures

In April 2009, the FASB issued additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance during the quarter ended June 26, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance during the quarter ended June 26, 2009. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective December 29, 2007, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 15 – Fair Value Measurements to our condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended June 26, 2009, we adopted the guidance. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 16 – Subsequent Event to our condensed consolidated financial statements.

Derivatives and Hedging

In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our condensed consolidated financial statements or related footnotes.

Recent Accounting Developments

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We will apply the guidance in the fourth quarter of fiscal 2009. The adoption of the guidance is not expected to have any significant impact on our condensed consolidated financial statements or related footnotes.

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

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of September 25, 2009 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of September 25, 2009 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of September 25, 2009.

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

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff must serve the demand by November 2, 2009 or the case will be dismissed with prejudice.

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

2(c) Issuer Purchases of Equity Securities

Except for the shares tendered by employees to satisfy minimum statutory withholding requirements, we did not repurchase any of our common stock during the nine months ended September 25, 2009. Since the inception of our stock repurchase program in 1996 through September 25, 2009, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of September 25, 2009, 4.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

ITEM 6:	Exhibits

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 12, 2009.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 12, 2009.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101	The following financial information from Altera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 filed with the SEC on October 21, 2009, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets as of September 25, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 25, 2009 and September 26, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2009 and September 26, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ JAMES W. CALLAS
James W. Callas
Vice President (duly authorized officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 12, 2009.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 12, 2009.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101	The following financial information from Altera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 filed with the SEC on October 21, 2009, formatted in XBRL includes: (i) Condensed Consolidated Balance Sheets as of September 25, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 25, 2009 and September 26, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 25, 2009 and September 26, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.