Form 10-K
period 2009-12-31
ALTERA CORP
filed 2010-02-17
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(Title of Class)
Name of Each Exchange on which registered:
The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,067,455,979 as of June 26, 2009 based upon the closing sale price on the NASDAQ Global Select Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.
There were 297,388,263 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of January 29, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Item 5 of Part II, Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders which will be held on May 6, 2010 at 1:30 p.m. local time, at Altera’s offices at 101 Innovation Drive, San Jose, California.

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

•	the commercial success of our new products (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);
•	our market share in relation to competitors (see “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);
•	the timing of initial shipments of our Cyclone IV FPGAs (see “Item 1: Business”);
•	the risk of exposure to product liability claims (see “Item 1A: Risk Factors — We may be subject to product liability claims”);
•	our plan to continue making purchases under the stock purchase program (see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities”);
•	our ability to weather the economic downturn (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);
•
the opportunities to further expand our position outside of the United States (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);

•	our research and development costs and efforts (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”);
•
the growth of our revenues generally and revenues from specific products such as HardCopy® devices (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);

•	projections regarding if and when certain product sales may peak or decline (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);
•
our gross margins and factors that affect gross margins (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”);

•
our provision for tax liabilities and other critical accounting estimates (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”);

•	our capital expenditures (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity, Credit Facility and Capital Resources”);
•	our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates (see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk”);
•
future payments required pursuant to other agreements and commitments (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and “Note 8 — Commitments and Contingencies to our consolidated financial statements”);

•	anticipated payments of the remaining restructuring obligations (see “Note 16 — Restructuring Charges to our consolidated financial statements”).
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

PART I
Item 1. Business
Founded in 1983, Altera Corporation is a global semiconductor company, serving over 12,000 customers within the Telecom and Wireless, Industrial Automation, Military and Auto, Networking, Computer and Storage, and Other market segments. The Other market segment includes sub-segments of broadcast, consumer, medical and test. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR.
Altera designs, manufactures, and markets a variety of products:
•
Programmable logic devices (“PLDs”), which consist of field-programmable gate arrays (“FPGAs”) and complex programmable logic devices (“CPLDs”), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

•
HardCopy® application-specific integrated circuits (“ASICs”) transition customer designs from high-density FPGAs to low-cost non-programmable implementations for volume production. Because they are customized only on the last few mask layers, HardCopy ASICs deliver performance that can be an alternative to traditional ASICs, but with reduced development costs and shorter production lead times.

•	Pre-defined design building blocks, known as intellectual property (“IP”) cores, can be licensed by customers to add standard functions to their PLD designs.
•
Proprietary development software, which operates on personal computers and engineering workstations, is used by customers to develop, compile, and verify their designs, and then program their designs into our PLDs.

We were one of the first suppliers of complementary metal oxide semiconductor (“CMOS”) PLDs and are currently a global leader in this market. Our broad range of PLDs offer unique features as well as differing densities and performance specifications, and serve a wide range of customers. An overview of typical PLD applications within these markets is shown in the table below.

Market Segment	Market Sub-Segment	Application/Product
Telcom and Wireless	Telecom Wireless	• Optical • Metro • Access • Cellular infrastructure • Wireless local area networks (“LANs”)
Industrial Automation, Military and Auto	Industrial Automation Military Automotive	• Process control • Security/energy • Safety • Secure communications • Radar • Intelligence • Navigation • Entertainment
Networking, Computer and Storage	Networking Computer Storage Office Automation	• Routers • Switches • Servers • Mainframes • Redundant array of inexpensive disks (“RAID”) systems • Storage area networks (“SANs”) • Copiers • Printers
Other	Broadcast Consumer Medical Test	• Studio • Audio/video • Set-top decoder boxes • High definition television (“HDTV”) • Diagnostic • Imaging • Semiconductor • Communications

Digital Logic Overview
Most electronic systems use three types of digital integrated circuits:
•	Processors, which include microprocessors, microcontrollers, and digital signal processors, control central computing tasks and signal processing.
•	Memory stores programming instructions and data.
•	Logic manages the interchange and manipulation of digital signals within a system.
System designers typically use standard architectures to meet their processor and memory needs, but need a wide variety of logic circuits to differentiate their end products. Most applications use one or more of the following types of logic in their designs:
•
ASICs—Often referred to as standard cells, ASICs are manufactured with custom designs created by the customer. As a result, each ASIC has a fixed function used by a single customer in a single application.

•
Application-specific standard products (“ASSPs”)—ASSPs are standard devices that usually cannot be customized by the end user. In contrast to an ASIC, which is built for a single customer, an ASSP is built for a specific type of application targeted to a small number of customers. ASSPs are sometimes described as ASICs developed for multiple customers.

•
PLDs—Unlike ASICs and ASSPs, PLDs are standard products that can be customized for a wide range of applications. As a result, PLDs are typically sold to hundreds or thousands of customers. This flexibility offers many advantages, including simple design changes, shorter design cycles, and lower development costs.

In a broad sense, these products compete with each other as they may be used in the same types of applications in electronic systems. However, differences in cost, performance, density, flexibility, ease-of-use, and time-to-market dictate how much they directly compete for particular applications. The table below summarizes key characteristics of ASICs, ASSPs, and PLDs.

	ASIC	ASSP	PLD
Customizable	Yes, by chip fabrication facility	No	Yes, by end user
Erasability/Reprogrammability	No	No	Yes
Relative Time to Market	Slow	Immediate	Fast
Relative Unit Cost	Low	Moderate	Moderate to high
Customer’s Development Cost	High	Low	Moderate
Field Upgradability	No	No	Yes
PLDs vs. ASICs and ASSPs
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
These design flexibility advantages historically resulted in a relatively high unit cost for PLDs. Programmability required a larger die size, which typically translated into a higher per-unit cost when compared to ASICs or ASSPs manufactured using the same process technology. As a result, unit volume for PLDs was typically lower than for ASICs or ASSPs. For our most current designs, PLD process technology is typically two or three process generations more advanced than ASIC and ASSP process technology. As chip manufacturing becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. As a result, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs to reduce costs. We believe this has brought us to a “tipping point” with respect to our opportunity to displace ASICs and ASSPs. It is no longer technologically feasible for ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and at the same time it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and, when combined with the traditional PLD advantages of greater flexibility, lower development cost, and faster time-to-market, should drive the accelerated adoption of PLDs in the years ahead.

In addition, we believe that innovations in PLD architecture and PLD development tools have also contributed to the increasing use of PLDs over ASICs and ASSPs. Newer PLD capabilities, such as high speed transceivers, Programmable Power Technology, and embedded digital signal processing (“DSP”), help electronics engineers use PLDs to meet increasingly complex system requirements for performance, power consumption and cost. Consequently, we believe that customers will increasingly use PLDs not only for prototyping, but also for production quantities rather than ASICs or ASSPs.
Strategy and Competition
Our greatest growth opportunity is in the displacement of ASICs and ASSPs in the development of next generation electronic systems. We believe that the increasing cost of advanced chip manufacturing technology drives the development and use of standard programmable digital integrated circuits. As with microprocessors and memory, PLDs provide the flexibility for the customer to define and change functions without incurring the cost, risk, and delays of custom chip fabrication.
To capture a larger share of the chips purchased by our customers, we focus on providing the most advanced programmable solutions:
•	PLDs with the speed, density, low power consumption, functionality, and package types to meet customer needs
•	PLDs optimized for low-cost and high-volume applications
•	HardCopy ASICs to enable our customers to move easily from our largest PLDs to a low-cost ASIC
•	Optimized, pre-verified system-level IP cores to speed the design process
•	State-of-the-art development tools that offer low cost, ease of use, and compatibility with other industry-standard electronic design automation (“EDA”) tools
•	A complete customer support system
As a result, our strategy in recent years has not only been to add more prototyping customers, but more importantly, to use cost-optimized products to increase our penetration into higher-volume applications and end markets. PLD vendors have innovated and used the most advanced process technology to rapidly reduce PLD cost structure and power consumption while increasing device speed and density. This makes programmable logic an increasingly competitive alternative to ASICs and ASSPs and will increase the use of PLDs. In addition, the ability to quickly and efficiently integrate system-level IP within a PLD not only provides advantages relative to ASICs and ASSPs, but it also allows the displacement of other semiconductor products including digital signal processors and microcontrollers. As a result, we may encounter a variety of semiconductor vendors during a given customer engagement. Semiconductor companies we may compete with include International Business Machines Corp. (“IBM”), NEC Corporation, Toshiba Semiconductor Company, LSI Logic Corporation, Texas Instruments Inc., Freescale Semiconductor Inc. and Microchip Technology Inc..
We compete directly with other PLD vendors to realize the ASIC and ASSP displacement opportunity and for market share within the PLD market. Using publicly available data and information obtained from Gartner Dataquest, we estimate that two vendors—Altera and Xilinx, Inc.—account for 87% of the total PLD market. The smaller vendors, including Lattice Semiconductor Corporation and Actel Corporation, together represent approximately 13% of the PLD market.
Two distinct sub-segments of the PLD market, CPLDs and FPGAs, comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now account for approximately 81% of total PLD sales and are expected to continue to be the fastest growing segment of the PLD market. Based on our estimates, we believe that our share of the FPGA market increased from 30% in 2004 to 34% in 2009, and that maintaining or increasing our FPGA market share is important to our long-term growth.
Competition among PLD vendors is most intense in the “design-win” phase of the customer’s design, when customers select products for use in their systems. Because each vendor’s products are proprietary, the cost to switch PLDs after a system has been designed and prototyped is very high. Therefore, customers rarely switch PLD vendors after the initial selection for a particular design. From the time a design win is secured, it can be two or more years before the customer starts volume purchases of our devices. Typically, the customer selects the PLD vendor relatively early in the design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in PLD market share, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success or timing of a customer’s product, and because the end markets are highly fragmented (we have over 12,000 PLD customers), it is difficult even for PLD vendors to gauge their competitive strength in winning designs at a particular point in time.

The principal competitive factors in the PLD market include:
•	Technical innovation
•	Device performance, power consumption, and features
•	Capability and productivity of software development tools and IP cores
•	Pricing and availability
•	Quality and reliability
•	Technical service and customer support
•	Manufacturing and operational competence
•	Customer familiarity with existing vendors and entrenched products
We believe that we compete favorably with respect to these factors and that our proprietary device architecture and installed base of software development systems provides some competitive advantage. Due to unique architectural innovation and advanced technologies, our new product families provide greater functionality and lower power consumption at a lower price for any given density compared to their predecessors. Newer product features such as multi-gigabit transceivers and Programmable Power Technology have enhanced our design win rate relative to other PLD vendors.
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
Products
Our products consist primarily of devices, IP cores, and proprietary development tools. A brief overview of these products follows.
Devices
Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:
•	FPGAs
•	CPLDs
•	HardCopy ASICs
•	Configuration devices that store the programming code for our FPGAs
Our percentage of net sales by product category is as follows:

Product	2009	2008	2007

FPGAs	77%	74%	71%
CPLDs	15%	18%	19%
Other products (1)	8%	8%	10%

(1)	Including HardCopy ASICs, configuration devices, IP cores, and development tools
Each device family has unique functional benefits and different density and performance specifications. Some of our latest device families, typically designed into new equipment, are summarized and described below.

Stratix III and Stratix IV High-End, System-Level FPGAs
Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications requiring system integration across all our markets. Stratix FPGAs provide high logic density and performance and low power consumption, while offering high speed and flexible embedded system functionality such as memory and DSP blocks. Additionally, our Stratix IV GX and Stratix IV GT FPGAs offer advanced transceiver capabilities for applications that require reliable, multi-gigabit serial data transfer rates of up to 11.3 Gbps. Programmable Power Technology allows customer designs to meet stringent requirements for both low power and high speed.
Arria and Arria II GX Mid-Range, Transceiver-Equipped FPGAs
Our Arria® product families are built using advanced CMOS process technology and enable a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Arria II GX FPGAs offer best-in-class signal integrity with data transfer rates of up to 3.75 Gbps, providing designers a high-quality and reliable solution for next-generation high-bandwidth systems across all our markets.
Cyclone III and Cyclone IV Low-Cost FPGAs
Our Cyclone® product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications in all our markets. Our Cyclone III and Cyclone IV FPGAs use low-power process technology to meet market requirements for low power consumption. Additionally, our Cyclone IV GX FPGAs incorporate up to eight integrated transceivers with data rates up to 3.125 Gbps. Initial shipments of our Cyclone IV FPGAs are expected in the first quarter of 2010. Architectural innovation allows Cyclone FPGAs to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications.
MAX II CPLDs
Our MAX® families are instant-on, non-volatile CPLDs that are used in high-speed glue logic functions for a broad range of electronics equipment. “Glue logic” permits multiple subsystem components to interact. Our MAX II CPLDs have a revolutionary architecture that reduces costs by 50% or more, consumes 90% less power, and increases performance by as much as 50% over the previous-generation MAX family. For the most demanding low-power and battery-operated portable applications, our MAX IIZ CPLDs offer microamp standby current in ultra-small-chip packaging.
HardCopy ASICs
Our HardCopy ASICs offer customers a migration path from high density FPGA families to a low-cost ASIC for high-volume production. For a given process technology, HardCopy ASICs deliver nearly the performance of comparable cell-based ASICs, but with reduced development costs and shorter production lead-times.
In contrast to traditional cell-based ASICs, in which every mask layer is custom and unique to the customer’s design, our HardCopy ASICs share a common set of base layers so only the last few mask layers are customized to implement the customer’s design. By removing the configuration circuitry, programmable routing, and programmability for logic and memory, we reduce the die size and therefore device cost, but deliver functionality, performance and power characteristics that are equivalent to or more favorable than that of an FPGA.
As a result, customers get the flexibility and time-to-market advantages of a high-density FPGA during the prototyping and early production phases, and then seamlessly convert the design to a HardCopy ASIC for high volume. This allows HardCopy ASICs to be used in high-volume cost-sensitive applications historically served by traditional cell-based ASICs.
Intellectual Property Cores
IP cores are pre-verified building blocks that execute system-level functions. Customers integrate IP cores in their PLD designs with our proprietary development software. Soft IP cores available for use in our devices include our Nios® series of embedded processors, our portfolio of MegaCore® functions that we license to our customers, and our Altera Megafunction Partners Program (“AMPPSM”) cores, which are pre-verified by us and licensed to our customers by third parties.
The Nios series of embedded processors use a reduced instruction-set computing (“RISC”) architecture and can be efficiently used in our FPGAs and HardCopy ASIC devices as a cost-competitive and flexible alternative to discrete microcontroller solutions. The Nios series of embedded processors compete favorably with many discrete microcontrollers.
With IP cores, system designers can focus more time and energy on improving and differentiating the unique aspects of their system designs, rather than spending time designing common off-the-shelf functions. IP cores are essential to providing solutions with higher levels of integration and faster time to market. Today, we offer a broad range of soft IP cores for DSP algorithms, bus interfaces, memory controllers, telecommunications, data communications, microprocessors, and peripherals. Before licensing a soft IP core, customers can download an encrypted soft IP core from our website and verify that it works in their own system designs. While licensing soft IP cores represents a small portion of our net sales, we believe a broad product offering in this area is necessary to compete with ASIC and ASSP vendors as well as other PLD vendors.

Development Tools
To enhance engineering productivity, customers use our proprietary development tools, consisting primarily of the Quartus® II software, for design entry, design compilation, design verification, and device programming.
Designers can use our development tools on a variety of computing platforms—including Microsoft Windows, UNIX (including Solaris and HP-UX), and Linux operating environments—with built-in interfaces to many industry-standard EDA tools offered by Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and others.
Like IP cores, our development tools generate less than 10% of our net sales, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against PLD, ASIC, and ASSP vendors.
Research and Development
Our research and development activities focus primarily on PLDs, IP cores, development software, and hardware. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of new families in recent years, including the Stratix IV (including E, GX and GT), Stratix III, Cyclone IV (including E and GX), Cyclone III (including LS), Arria II GX, MAX IIZ, MAX II, HardCopy IV and HardCopy III device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.
Our research and development costs, which are charged to expense as incurred, were $260.2 million in 2009, $257.7 million in 2008, and $261.8 million in 2007.
Patents, Trademarks, and Licenses
We rely on intellectual property laws—including patent, copyright, trademark, and trade secret laws—to establish and maintain our proprietary rights in products and technology. Activities include:
•	Patents—As of December 31, 2009, we owned more than 2,060 United States and 235 foreign patents. We also had more than 1,140 patent applications pending worldwide.
•	Trademarks—We use, register, and apply to register certain trademarks and service marks in the United States and foreign countries.
•	Product registrations—We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.
•	When appropriate, we file lawsuits to protect our intellectual property rights.
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
All of our distributors stock inventory of our products. Distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss transfer upon shipment from our stocking locations, which are located in the Asia Pacific region at the independent subcontractors we employ for test and assembly services or at our warehouse in San Jose. When products are shipped to a distributor, we defer revenue on the sale until the distributor sells the products in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption Deferred income and allowances on sales to distributors. All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see Note 2 — Significant Accounting Policies — Revenue Recognition to our consolidated financial statements.

Our sales cycle begins with a “design-win” phase, which can be lengthy, is not always certain and often requires the ongoing participation of sales, engineering, and managerial personnel. Once customer demand has been created and a design is ready to move to prototyping or production, the order-fulfillment process begins. Customer orders are primarily processed and fulfilled by a local distributor. For these orders, our distributors are the legal sellers of the products and therefore bear all risks related to the sale of commercial goods, such as credit loss, inventory shrinkage and theft, and foreign currency fluctuations. For certain arrangements, Altera drop ships products to fulfill orders processed through our primary distributor.
Our distributors periodically return certain amounts of unsold product and receive price concessions for unsold product if we reduce prices. For high-volume or competitive situations, we often provide price concessions to our distributors. Typically, a customer purchasing a small quantity of product from a distributor will pay list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often negotiate a substantial price discount from the distributor. Under these circumstances, the distributor will often negotiate and receive a price concession from Altera. These price concessions are negotiated in U.S. dollars. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing. This is a standard practice in the semiconductor industry, and we generally provide some level of price concession to every distributor.
Our net sales are the sum of our own direct sales to original equipment manufacturers, or OEMs, plus our distributors’ resale of Altera products. For 2009, 2008 and 2007, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 82%, 91% and 94%, respectively, of our net sales. Arrow Electronics, Inc. including its affiliates (“Arrow”), our largest distributor, accounted for 45% of our net sales in 2009, 46% in 2008, and 45% in 2007. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), located in Japan, accounted for 15% of our net sales in 2009, 14% in 2008, and 13% in 2007. No other distributor accounted for more than 10% of our net sales in 2009, 2008, or 2007.
See Note 3 — Accounts Receivable, Net and Significant Customers to our consolidated financial statements.
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
Customer support and service are important to selling and marketing our products. We provide several levels of technical support, including application assistance, design services, and customer training. We also publish data sheets and application notes, conduct technical seminars, and provide design assistance to customers via the Internet and electronic links.
We have domestic sales offices in numerous major metropolitan areas throughout the United States, and we maintain international sales support offices in Bangalore, Beijing, Cork, Chengdu, Helsinki, Hong Kong, London, Munich, Osaka, Ottawa, Paris, Seoul, Shanghai, Shenzhen, Singapore, Stockholm, Taipei, Tokyo, Toronto and Turin.
Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 11% of net sales in 2009. No other individual OEM accounted for more than 10% of net sales in 2009. No single end customer accounted for more than 10% of net sales in 2008 or 2007. See Note 3 — Accounts Receivable, Net and Significant Customers to our consolidated financial statements.
International Sales
Sales outside of the U.S. and Canada constituted 80% of net sales in 2009, 77% of net sales in 2008, and 78% of net sales in 2007. Sales to Japan accounted for 18% of net sales in 2009, 19% of net sales in 2008, and 20% of net sales in 2007. Sales to China accounted for 27% of net sales in 2009, 19% of net sales in 2008, and 17% of net sales in 2007. Except for the United States, China, and Japan, no other country accounted for sales in excess of 10% of net sales during 2009, 2008, or 2007. For a detailed description of our sales by geographic region, see Item 7: Results of Operations — Sales by Geography and Note 13 — Segment and Geographic Information to our consolidated financial statements.
Backlog
Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders on December 31, 2009, was approximately $1.6 billion, compared to $0.8 billion on December 31, 2008.

Historically, backlog is a poor predictor of future sales or customer demand for the following reasons:
•
While our backlog increases during periods of high demand and supply constraints, in most cases, purchasers may cancel product orders up to 30 days before the scheduled delivery date without incurring significant cancellation penalties.

•	Our backlog is valued at list price, which in most cases is substantially higher than the price ultimately recognized as revenue.
Manufacturing
Wafer Supply
Die, cut from silicon wafers, are the essential components of all our devices and comprise a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we purchase our silicon wafers from independent semiconductor foundries instead of manufacturing them ourselves. This strategy allows us to take advantage of these suppliers’ economies of scale and gives us direct and timely access to advanced process technology. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company (“TSMC”), an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In the past, we have used other foundry vendors, and we may establish additional foundry relationships as they become economically beneficial or technically necessary.
Testing and Assembly
After wafer manufacturing is completed, each silicon wafer is tested using a variety of test and handling equipment that is owned by us and consigned to our partners. The vast majority of our silicon wafer testing is performed at TSMC. Our San Jose facility is used primarily for new product development.
The wafers are then shipped to various assembly suppliers in Asia, where they are divided into good die and encapsulated in packages. We use a number of independent assembly suppliers to take advantage of their economies of scale and supply flexibility, and to give us direct and timely access to advanced packaging technology. We purchase almost all of our assembly services from Amkor Electronics, Inc. (“Amkor”), in Korea and the Philippines, and Advanced Semiconductor Engineering, Inc. (“ASE”) in Malaysia and Taiwan.
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
Executive Officers
Our executive officers and their ages as of February 17, 2010 are as follows:

Name	Age	Position
John P. Daane	46	Chairman, President, and Chief Executive Officer
Danny K. Biran	53	Senior Vice President, Marketing
Misha R. Burich	62	Senior Vice President, Research and Development
William Y. Hata	50	Senior Vice President, Worldwide Operations and Engineering
Lance M. Lissner	60	Senior Vice President, Business Development
Kevin H. Lyman	55	Vice President, Human Resources
George A. Papa	61	Senior Vice President, Worldwide Sales
Ronald J. Pasek	49	Senior Vice President and Chief Financial Officer
Jordan S. Plofsky	49	Senior Vice President and General Manager, Altera Penang
Katherine E. Schuelke	47	Vice President, General Counsel, and Secretary
There are no family relationships among our executive officers or between any executive officer and any of our directors.
John P. Daane joined us as our president and chief executive officer in November 2000 and was elected as one of our directors in December 2000 and as chairman of the board in May 2003. Before joining us, Mr. Daane spent 15 years at LSI Logic Corporation, a semiconductor manufacturer, most recently as executive vice president, communications products group, with responsibility for ASIC technology development and the computer, consumer, and communications divisions.

Danny K. Biran joined us in January 2005 as vice president, product and corporate marketing and became senior vice president, product and corporate marketing in May 2007. He became senior vice president, marketing in March 2009. Prior to joining us, Mr. Biran was president and CEO of Silverback Systems from 2001 to 2005. Mr. Biran has 25 years of semiconductor experience, including positions at LSI Logic Corporation and National Semiconductor.
Misha R. Burich joined us as our senior vice president of software engineering in December 2000, and assumed the role of senior vice president research and development in March 2007. Before joining us, he served as vice president of research and development at various electronic design automation (“EDA”) companies, including Cadence Design Systems, Mentor Graphics, Silicon Compiler Systems, and Silicon Design Labs, which he co-founded in 1984. Dr. Burich began his career at Bell Laboratories Research in 1978.
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
Ronald J. Pasek joined us in December 2009 as senior vice president and chief financial officer. Before joining us, Mr. Pasek served as vice president and corporate treasurer of Sun Microsystems, from February 2008 to December 2009. He held a variety of other positions in finance at Sun Microsystems over a nineteen year period, including vice president of worldwide field finance, worldwide manufacturing and U.S. field finance.
Jordan S. Plofsky joined us in February 2001 as senior vice president, vertical markets and embedded processor products and became senior vice president, applications business groups in March 2002, senior vice president, marketing in November 2004, and senior vice president and general manager, Altera Penang in March 2009. Before joining us, Mr. Plofsky was employed by LSI Logic Corporation from October 1996 to February 2001, most recently as executive vice president, enterprise infrastructure group from November 2000 to February 2001 and vice president and general manager, networking products division from June 1998 to November 2000.
Katherine E. Schuelke joined us in March 1996 as corporate attorney. She became senior corporate attorney in July 1997 and assistant general counsel and assistant secretary in July 1999. In October 2001, she was appointed vice president, general counsel, and secretary. Before joining us, Ms. Schuelke was an attorney at the law firm of Morrison & Foerster LLP for seven years.
Employees
As of December 31, 2009, we had 2,551 employees, of which 1,156 were located in the United States. None of our employees are represented by a labor union or collective bargaining agreement. We have not had any work stoppages, and we believe that our employee relations are good.
Access to Altera’s Reports
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed to comply with Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website at www.altera.com, as soon as possible after they are filed with the Securities and Exchange Commission (“SEC”). To get a free copy, contact Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134.
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
Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. The semiconductor industry has experienced economic downturns and business contractions from time to time, such as the 2009 downturn. Downturns in the semiconductor industry can be severe and prolonged. These downturns can result in significant reductions in product demand and excess customer inventories.
During the 2009 downturn, general worldwide economic conditions significantly deteriorated due to credit conditions resulting from the recent financial crisis. It is difficult for our customers, our vendors and us to accurately forecast and plan future business activities in this economic environment. In 2009, we experienced lower sales than in 2008. Although business conditions improved during the second half of 2009, that trend may not continue.
Our ability to predict the quantity and type of products our customers will need in the future is challenging because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer’s product, and because our end markets are highly fragmented (we have over 12,000 PLD customers), our ability to forecast end customer demand is difficult. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.
In addition, the disruptions in financial markets may continue to adversely affect the ability of our distributors or their customers (original equipment manufacturers or subcontract manufacturers) to obtain financing for significant purchases and operations, which could adversely affect demand for our products. Our operating cash flows are highly dependent on the continued collection of receivables and our ability to sell inventories. Further declines in overall economic conditions could lead to deterioration in the quality of our receivables. In addition to reductions in sales and elevated risk associated with the collection of receivables, our profitability and cash flows may suffer during downturns because we may not be able to reduce costs at the same rate as our sales decline.
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
Our gross margins are subject to fluctuations due to many factors.
Our gross margins may fluctuate due to many factors, including:
•	Geographic and/or market-segment pricing mix
•	Changes in the mix of our prototyping- and production-based business
•	Competitive pricing dynamics and customer mix
•	Various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead
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
Because we develop PLDs for applications that are presently served by ASIC, ASSP, microcontroller, and digital signal processing (“DSP”) vendors, we compete against these vendors. Many of these vendors have substantially more financial, technical, and marketing resources than we do and have well-established market positions and solutions that have proven technically feasible and economically competitive over several decades. We may be unable to displace these vendors in the targeted applications and densities. Further, other programmable logic vendors are targeting these applications and may be successful in securing market share from us. In addition, customers may replace one or more of our FPGAs with a standard cell ASIC for cost reduction and that would adversely impact our revenue.
The length of our design-in and sales cycles could affect our ability to forecast future sales.
Our sales depend on our products being designed into end customers’ products, and on those products being produced in volume. Our products are very complex, and the time from design-in to volume production ranges from six months to three years or more. From initial product design-in to volume production, many factors can affect the timing and/or volume of our sales. These factors include, but are not limited to, changes in the competitive position of our technology, the competitiveness of our end customers’ products in the markets they serve, our customers’ financial stability, end customer program delays and cancellations, and our ability to ship products according to customer schedules.
Our business is characterized by a general decline in semiconductor product selling prices that may materially and adversely affect our profitability.
The selling prices of our products have decreased over time. We have offset the selling price decreases by reducing manufacturing costs, improving yields, and increasing unit sales. However, our ongoing efforts may not be successful or may not keep pace with the anticipated, continued decline in product selling prices, which could ultimately reduce revenues and gross margins.
Because we depend on international sales for a majority of our total sales, we may be subject to political, economic, and other conditions that could increase our operating expenses and disrupt our business.
Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. During 2009, sales outside of the U.S. and Canada constituted approximately 80% of our net sales, and we expect that international sales will continue to account for a significant portion of our net sales. Risks related to our foreign operations include:
•	Unfavorable economic, market, political, and social conditions in a specific country or region
•	Fluctuation in foreign currency exchange rates
•	Adverse changes in tax laws
•	Increased freight costs
•	Interruptions in air transportation
•	Reduced protection for intellectual property rights in some countries
•	Longer receivable collection periods
•	Natural or man-made disasters in the countries or regions where we sell our products
•	Different labor regulations
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
Worldwide sales through distributors accounted for 82% of our net sales during 2009. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders, and stock our products. Our contracts with our distributors may be terminated by either party upon notice.
Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially affect our distributors’ operations.

We are highly dependent on Arrow Electronics, Inc. including its affiliates (“Arrow”), in many locations across the world, particularly in North America.
During 2009, Arrow accounted for approximately 45% of net sales on a worldwide basis, while our next-largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for approximately 15% of net sales. As of December 31, 2009, accounts receivable from Arrow and Macnica individually accounted for 36% and 17%, respectively, of our net accounts receivable.
Our ability to add or replace distributors is limited.
Our distributors are contracted by Altera to perform two primary, yet distinct, functions that are difficult to replace:
•
Distributors provide logistics support, such as order entry, credit, forecasting, inventory management, and shipment of product, to end customers. The process of integrating systems to allow for electronic data interchange is complex and can be time consuming.

•
Distributors create demand for our products at the engineering level. This mandates the training of an extended distributor sales force, as well as hiring and training specialized applications engineers skilled in promoting and servicing products at the engineering level.

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
Nearly all of our silicon wafers are produced by TSMC in its manufacturing facilities located primarily in Taiwan and the U.S. Silicon wafer production facilities have a fixed capacity that is allocated solely by our vendors and beyond our direct control. We have no formalized long-term supply or allocation commitments from our foundry suppliers. Our operations would be disrupted if TSMC ended its relationship with us and we were unable to arrange a satisfactory and cost-effective alternative to quickly fulfill customer orders.
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
Manufacturing our products is a highly complex and precise process, requiring production in a tightly controlled environment. We depend not only on sufficient foundry manufacturing capacity and wafer prices, but also good production yields (the number of good die per wafer) and timely wafer delivery to meet customer demand and maintain profit margins. Wafer production yields depend on a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As a result, we may experience problems with achieving acceptable production yields and timely delivery from our foundry vendor.
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
We operate in a dynamic market characterized by rapid technological change. Our products are manufactured using a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may impact the timely introduction of competitive new products or product enhancements. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix IV (including E, GX and GT) families, are manufactured on a 40-nanometer process technology, but our next-generation product families will be manufactured on smaller circuit geometries we have not used before. The use of advanced process technology has technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and product delivery timeliness.
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
We produce highly complex hardware and software products that incorporate leading-edge technology. Our pre-shipment testing programs may not detect all defects. Because our product warranties against materials and workmanship defects and non-conformance to our specifications are for varying lengths of time, we have occasionally been required to replace components or refund the purchase price paid due to product defects. If the costs for customer or warranty claims increase significantly compared with our historical experience, our revenue, gross margins, and net income may be adversely affected. For example, if we cannot fix a product defect in a timely manner, we may incur product reengineering expenses, increased inventory costs, or damage to our reputation, any of which could materially affect our revenue, gross margins, and net income.
We may be subject to product liability claims.
Our devices are used in automotive, military, aerospace, avionics, medical equipment, and other systems where system failure could cause damage to property or people. We may receive product liability claims if our devices cause system failures. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low, but could be higher if both the sales volume in these applications and the frequency of system failures caused by our devices increases.

Our business is subject to the risks of earthquakes and other catastrophic events.
Our corporate headquarters in San Jose, California is located near major earthquake faults. Some of our international facilities and those of our key suppliers, including TSMC which produces nearly all of our silicon wafers, are also located near major earthquake faults. Any catastrophic event, such as an earthquake or other natural disaster, could make it difficult for Altera and our independent subcontractors to meet product design deadlines, maintain our records, pay our suppliers, or manufacture or ship our products.
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
Legislative action in the United States could materially and adversely affect us from a tax perspective.
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In 2009 and 2010, President Obama’s administration announced budgets, which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.
The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position.
We rely on patent, trademark, trade secret, copyright, and mask work laws to protect our intellectual property, proprietary information, and technology rights. As of December 31, 2009, we owned more than 2,060 U.S. patents and 235 foreign patents, and had more than 1,140 patents applications pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain, or use our proprietary information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.
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
We occasionally receive inquiries about possible patent infringements that may require us to obtain licenses relating to our current or future products. We may be unable to obtain licenses on reasonable terms, or the license agreements may have set durations or may not provide complete protection against infringement claims involving all of our current or future products. If we are sued for patent infringement, the costs and outcome of litigation will be unpredictable and may have a negative impact on our financial results. Intellectual property claims, regardless of their merit, can result in costly litigation and divert the efforts of our technical and management personnel. Legal proceedings are also unpredictable and may be affected by events outside of our control. If our defense against intellectual property infringement claims is unsuccessful, we may be required to pay significant monetary damages or be subject to an injunction against the manufacture and sale of one or more of our product families. Alternatively, we could be required to spend significant resources to develop non-infringing technology, the success of which may be uncertain. Intellectual property litigation may have an adverse effect on our financial position, results of operations, and cash flows.

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
Item 3. Legal Proceedings.
We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.
In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera’s board of directors. The plaintiff served the demand on November 4, 2009. The board of directors is reviewing the demand and will respond after it has had a reasonable time to consider the allegations in the demand.
Plaintiff asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff’s claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiff seeks, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR. As of January 29, 2010, there were approximately 449 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 74,944 stockholders as of January 29, 2010.
The closing price of our common stock on January 29, 2010 was $21.32 per share as reported by the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Select Market:

	2009		2008
	High	Low	High	Low
First Quarter	$18.40	$13.97	$19.42	$16.78
Second Quarter	$18.08	$15.01	$23.86	$18.11
Third Quarter	$21.01	$15.41	$24.14	$19.01
Fourth Quarter	$23.14	$19.61	$20.68	$13.40
Our policy has been to reinvest our earnings to fund future growth and to repurchase shares of our common stock. In the second quarter of 2008, we increased our quarterly cash dividend from $0.04 to $0.05 per common share.
On January 25, 2010, our board of directors declared a cash dividend of $0.05 per common share payable on March 1, 2010 to stockholders of record on February 10, 2010. We periodically review our policy regarding share repurchases and cash dividends.
Equity Compensation Plan Information
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.
Issuer Purchases of Equity Securities
No shares were repurchased in 2009. We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program. See Note 10 - Stockholders’ Equity to our consolidated financial statements for additional information.
During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

Company Performance
The following graph shows a comparison, since December 31, 2004, of cumulative total return for Altera, the Standard and Poor’s 500 Index, and the Standard and Poor’s 500 Semiconductors Sub-Industry Index.
COMPARISON OF CUMULATIVE TOTAL RETURN*
Assumes $100 invested in our common stock, Standard & Poor’s 500 Index and Standard and Poor’s 500 Semiconductors Sub-Industry Index on January 3, 2005, the first trading day subsequent to December 31, 2004.

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

(In thousands, except per share amounts)	2009(1)	2008(1)	2007(1)	2006 (1)	2005

Statements of Income Data
Net sales	$1,195,413	$1,367,224	$1,263,548	$1,285,535	$1,123,739
Cost of sales	396,584	449,750	447,969	427,876	365,937

Gross margin	798,829	917,474	815,579	857,659	757,802
Research and development expense	260,208	257,717	261,786	246,104	208,648
Selling, general, and administrative expense	234,074	255,391	272,141	304,582	224,528
Compensation expense (benefit) — deferred compensation plan	11,776	(18,106)	6,699	5,898	2,459
(Gain) loss on deferred compensation plan securities	(11,776)	18,106	(6,699)	(5,898)	(2,459)
Interest income and other	(6,083)	(30,300)	(57,681)	(53,609)	(32,433)
Interest expense	5,092	15,492	1,705	912	23

Income before income taxes	305,538	419,174	337,628	359,670	357,036
Income tax expense	54,476	59,523	47,605	36,434	78,207

Net income	$251,062	$359,651	$290,023	$323,236	$278,829

Net income per share:
Basic	$0.85	$1.20	$0.84	$0.90	$0.75
Diluted	$0.84	$1.18	$0.82	$0.88	$0.74

Shares used in computing per share amounts
Basic	294,493	300,951	345,382	361,096	370,164
Diluted	297,180	304,604	351,906	367,372	376,302

Cash dividends declared per common share	$0.20	$0.19	$0.12	$—	$—

Balance Sheet Data
Working capital	$1,551,809	$1,241,139	$1,044,430	$1,139,869	$955,058
Total assets	$2,293,231	$1,879,907	$1,769,918	$2,233,260	$1,843,207
Long-term credit facililty	$500,000	$500,000	$250,000	$—	$—
Other non-current liabilities	$217,934 (2)	$194,008 (2)	$168,810 (2)	$13,916	$13,168
Stockholders’ equity	$1,085,336	$799,877	$861,450	$1,608,161	$1,259,588
Book value per share	$3.66	$2.73	$2.74	$4.46	$3.50

(1)
In 2009, 2008, 2007 and 2006, Cost of sales, Research and development expense and Selling, general, and administrative expense include stock-based compensation expense. See Note 11 — Stock-Based Compensation to our consolidated financial statements for additional information.

(2)
Reflects the classification of certain income taxes payable as non-current based on the FASB guidance on accounting for uncertainty in income taxes. See Note 12 — Income Taxes to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of this annual report.
Executive Overview
Company and Market Overview
We are a global semiconductor company, serving over 12,000 customers within the Telecom and Wireless, Industrial Automation, Military and Auto, Networking, Computer and Storage, and Other market segments. The Other market segment includes sub-segments of broadcast, consumer, medical and test. We design, manufacture, and market a variety of products:
•
Programmable logic devices (“PLDs”), which consist of field-programmable gate arrays (“FPGAs”) and complex programmable logic devices (“CPLDs”), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

•	HardCopy application-specific integrated circuit (“ASIC”) devices transition customer designs from high-density FPGAs to low-cost non-programmable devices for volume production.
•	Pre-defined design building blocks, known as intellectual property (“IP”) cores, can be licensed by customers to easily implement standard functions in their PLD designs.
•
Proprietary development software, which operates on personal computers and engineering workstations, is used by customers to develop, compile, and verify their designs, and then program their designs into our PLDs.

In 2009, sales of PLDs generated 92% of our net sales, with FPGA and CPLD sales comprising approximately 77% and 15% of our net sales, respectively. The remainder of our sales is comprised of our HardCopy devices and configuration devices used in conjunction with our FPGAs, as well as licensing of IP cores and proprietary development tools.
Driving Operational Excellence
Since the PLD market was created in the 1980s, the financial business models of the leading PLD suppliers have generally been favorable when compared to most other semiconductor companies. Fabless strategies, high barriers to entry, and proprietary architectures have helped drive strong financial results for PLD suppliers.
As the semiconductor industry and the PLD market have matured, revenue growth in the PLD segment, while still higher than many other semiconductor segments, has expectedly slowed. We regularly engage in a strategic review of our business to improve operations and financial returns. We are focused on maximizing return on invested capital by pursuing greater efficiencies in all aspects of our operations while seeking balance with our commitment to continued investment in advanced technology for the development of new products. In recent years, we have increased our focus on enhancing our business model to simplify our business processes while also growing PLD market share.
We believe that our early and continued focus on cost reduction and productivity enhancement before the business slowdown related to the global financial crisis during 2008 and 2009 may provide us with some benefits compared to other semiconductor companies. Our ability to maintain investment in the research and development of future products, which has been aided by our early and ongoing cost savings initiatives, is a vital factor for our future earnings growth. In addition, our prior work in analyzing business processes has not only allowed us to effectively identify and implement simplification and cost reduction initiatives, but the concept of “workflow efficiency” is an increasingly valued aspect of our business culture. This work and our evolving culture may be an asset as we navigate our company through the economic downturn.
Market Opportunity
Based on publicly available data and information derived from Gartner Dataquest, we estimate that the PLD market was approximately $3.3 billion in 2009 and the accessible ASIC and ASSP market was approximately $28.0 billion. The total ASIC and ASSP market is estimated to be $76.0 billion; the accessible portion of the ASIC and ASSP market excludes cell phones and certain consumer applications including PC-related equipment, video games and portable media applications. We believe that our greatest opportunity for growth is displacing ASICs and ASSPs.

For our most current designs, PLD process technology is typically two or three process generations more advanced than ASIC and ASSP process technology. As chip manufacturing becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. As a result, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs to reduce development costs. We believe this has brought us to a “tipping point” with respect to our opportunity to displace ASICs and ASSPs. It is no longer technologically feasible for many ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and at the same time it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and, when combined with the traditional PLD advantages of greater flexibility, lower development cost, and faster time-to-market, should drive the accelerated adoption of PLDs in the years ahead. We have seen evidence of the tipping point with the introduction of our Stratix IV FPGA products. An increasing number of ASIC and ASSP opportunities are being displaced by Stratix IV FPGAs and, to date, the Stratix IV family has been the fastest ramping FPGA product in the history of the PLD industry. In the initial fifteen months of customer designs, our Stratix IV products are well ahead of any previous Stratix product generation (at the same point in time) with respect to design opportunity value and design win value. In fact, using the initial 15-month benchmark, the value of Stratix IV FPGA design opportunities has already reached the level that any prior Stratix generation attained in its lifetime.
Leveraging Our Global Structure
We believe that we have opportunities to further expand our position outside of the United States. Our organization and management structure integrates our U.S. and non-U.S. operations and provides our management team with a global perspective on our markets. We believe that this infrastructure provides opportunities to develop and commercialize new products that meet global needs and can be rapidly launched in multiple markets. Our global organizational focus should allow us to continue to grow outside of the United States faster than within the United States.
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
From the time a design win is secured, it can be two or more years before a customer starts volume production of its system. Typically, the customer selects the PLD vendor relatively early in a customer’s design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in the PLD market, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success and timing of customer programs, and because the end markets are highly fragmented (we have over 12,000 PLD customers), it is difficult even for PLD vendors to gauge their own competitive strength in winning designs at a particular point in time.
Developing Competitive Products
A PLD vendor’s ability to secure design wins and to maintain or increase market share is highly dependent on the cost and quality of its products, particularly the effectiveness and reliability of its proprietary development software. Development software, working in tandem with device logic architecture and features, creates the functionality desired by the customer. As customers gain familiarity with a particular PLD vendor’s software, they often want to use that same software again in another design, giving that PLD vendor a potential advantage as the next system is designed. We develop our software in parallel with our devices, and there are schedule and integration risks between the two processes. If we fail to create adequate software to support our new devices as they are introduced, we weaken our competitive position, which can have long-lasting effects if customers switch to competing solutions and become less familiar and less skilled with our software.
We focus the majority of our research and development resources on next-generation FPGAs because increasing our FPGA market share is important to our long-term growth and profitability. Due to the higher integration density and lower cost per function, the FPGA market has outgrown the CPLD market in recent years, and industry participants and observers believe this trend will continue. Since the initial introduction of our Stratix and Cyclone FPGA families in 2002, we have introduced several more FPGA families in the Stratix, Cyclone and Arria series of products. As a result of these product introductions, we estimate, based on publicly available data and with information derived from Gartner Dataquest, that our market share has increased as follows:

Market Share	2009	2004
PLD	36%	33%
FPGA	34%	30%
CPLD	40%	38%

Complementing our Stratix FPGAs is our HardCopy family of ASICs. We first shipped HardCopy devices in 2001, offering customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. HardCopy devices are targeted specifically at those applications and customers that have used PLDs for prototyping and development and traditional cell-based ASICs from other vendors for their volume production needs. In 2009, our HardCopy ASIC sales were less than 5% of net sales, and we believe the HardCopy family may increase as a percentage of net sales over the long term.
The availability of a HardCopy conversion path for high-density FPGA designs is a competitive advantage. Since 2001, we have introduced newer versions of the HardCopy family to support newer generations of FPGAs. Our latest generation of HardCopy devices offers transceiver functionality for the first time, thereby increasing the appeal of a HardCopy-based solution. Our approach is unique in the industry, but may underperform our expectations. As we develop new generations of FPGAs, we may create parallel HardCopy devices, which would entail ongoing engineering effort and expense.
We have improved our CPLD offering by introducing the MAX II family in 2004 and the MAX IIZ family in 2007. MAX II CPLDs offer pricing and features that we believe are competitively attractive, with cost, performance, power consumption, and density that are superior to our previous offerings.
An FPGA family typically reaches peak sales four to five years after initial product shipment. As a result, the Stratix II and Cyclone II families we introduced in 2004, which comprised approximately 27% of our net sales in 2009, may be at or near peak sales. We believe that the products we introduced from 2006 to 2009 have yet to reach peak sales, but will eventually experience sales declines. To improve or even sustain our growth rate, we must successfully introduce successor generations of devices. The degree to which other PLD vendors improve the competitiveness and execution of their products may impair our ability to improve our growth rate.
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
It is also possible that our primary competitor may have secured design wins that, when they enter production, will reverse some of our recent market share gains. Our main competitor is larger in size with more sales, and research and development resources, and we may not enjoy the same success that we saw with previous FPGA generations.
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
Since 2002 and following the semiconductor industry correction early in this decade, our strategy to displace ASICs and ASSPs has included the development of cost-optimized products. These products have contributed to growth across all of our market segments and are increasingly being used by our customers in production volumes, not just as prototyping or low-volume solutions. Production volumes vary by industry, but customers that buy our products in production volumes expect lower unit pricing. Consequently, our business today is subject to a wider gross margin range than the gross margin range associated with a less diverse, largely prototyping business. Depending on the market segment mix, our gross margins can vary more quarter to quarter than in the past. Since the majority of our business books and ships in the same quarter, forecasting our gross margins has also become more difficult. While we believe that growth will occur across all of our market segments, our gross margins could move up or down if the mix shifts between smaller, higher-margin segments versus larger, lower-margin segments.

Critical Accounting Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make certain judgments and estimates that affect the amounts reported in our consolidated financial statements. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) income taxes.
Revenue Recognition
We sell more than 80% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns. We defer recognition of revenue and costs until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We maintain system controls to validate distributor data and to verify that reported data is accurate. At times, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. This reconciliation process requires us to estimate the amount of in-transit shipments (net of in-transit returns) to our distributors. In-transit days can significantly vary among geographies and individual distributors. We also apply judgment when estimating the total value of price concessions earned by our distributors but not claimed by the end of the reporting period. This is because there is a time lag between the price concessions earned and claimed by the distributors for any underlying resale of products. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.
Valuation of Inventories
Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by standard cost) or market. We routinely compare our inventory against projected demand and record provisions for excess and obsolete inventories as necessary. We establish provisions for inventory for technological obsolescence or if inventory levels on hand are in excess of projected customer demand. The recording of such provisions results in a write-down of inventory to net realizable value and a charge to cost of goods sold. Historically, it has been difficult to forecast customer demand. Actual demand may materially differ from our projected demand, and this difference could have a material impact on our gross margin and inventory balances based on additional provisions for excess or obsolete inventory or a benefit from inventory previously written down. Many of the orders we receive from our customers and distributors request delivery of product on relatively short notice and with lead times less than our manufacturing cycle time. In order to provide competitive delivery times to our customers, we build and stock a certain amount of inventory in anticipation of customer demand that may not materialize. Moreover, as is common in the semiconductor industry, we generally allow customers to cancel orders with minimal advance notice. Thus, even product built to satisfy specific customer orders may not ultimately be required to fulfill customer demand.
Income Taxes
We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax carryforwards. We record valuation allowances, when necessary, to reduce our deferred tax assets to the amount that management estimates is more likely than not to be realized. If, in the future, we determine that we are not likely to realize all or part of our net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded as a charge to earnings in the period such determination is made.
We measure and recognize uncertain tax positions in accordance with U.S. GAAP, whereby we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the merits of the position.
The calculation of our tax liabilities involves the inherent uncertainty associated with the application of U.S. GAAP and complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Note 12 — Income Taxes to our consolidated financial statements for additional information.

Results of Operations
On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change was effective beginning with our fiscal year 2008 and had no impact on our consolidated financial statements for any previously reported period. As a result of the change in our fiscal year end, our fiscal years ended December 31, 2008 (2008) and December 28, 2007 (2007) contain 369 days and 364 days, respectively. Our fiscal year ended December 31, 2009 (2009) contains 365 days.
Results of operations expressed as a percentage of net sales were as follows:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.2%	32.9%	35.5%
Gross margin	66.8%	67.1%	64.5%
Research and development expense	21.8%	18.8%	20.7%
Selling, general, and administrative expense	19.6%	18.7%	21.5%
Compensation expense (benefit) — deferred compensation plan	1.0%	-1.3%	1.0%
(Gain) loss on deferred compensation plan securities	-1.0%	1.3%	-1.0%
Interest income and other	-0.5%	-2.2%	-4.6%
Interest expense	0.4%	1.0%	—
Income tax expense	4.6%	4.4%	3.8%
Net income	21.0%	26.3%	23.0%
Sales Overview
Net sales were $1.20 billion in 2009, $1.37 billion in 2008 and $1.26 billion in 2007. Net sales decreased by 13% in 2009 from 2008, and increased by 8% in 2008 from 2007. The decrease in Net sales in 2009 from 2008 was due to a general decline in demand associated with the economic conditions experienced in the first half of 2009, offset by the recovery we began to experience in the third and fourth quarters. 2008 and 2007 sales trends were characterized by strong double-digit growth in New Products; PLD expansion into new applications enabled by advances in technology and performance; increasing programmable content in electronic systems and displacement of alternative products; and periods of rising demand in emerging markets. These favorable trends were offset by varying degrees of declines in the Mainstream and Mature product categories in both 2008 and 2007.
Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 11% of net sales in 2009. No other individual OEM accounted for more than 10% of net sales in 2009. No single end customer accounted for more than 10% of net sales in 2008 or 2007. See also Note 3 — Accounts Receivable, Net and Significant Customers to our consolidated financial statements.
Sales by Product Category
We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:
•	New Products include the Stratix II (and GX), Stratix III, Stratix IV (including E, GX and GT), Arria, Arria II GX, Cyclone II, Cyclone III (including LS), MAX II and HardCopy devices;
•	Mainstream Products include the Stratix (and GX), Cyclone, and MAX 3000A devices; and
•
Mature and Other Products include the Classic™, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been assigned based upon the approximate relative life cycle stages of our products. The product categories’ compositions are adjusted approximately every two to three years. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand for these products is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Net Sales by product category were as follows:

				Annual Growth Rate
	2009	2008	2007	2009	2008

New	58%	44%	32%	16%	51%
Mainstream	21%	26%	30%	-29%	-7%
Mature and Other	21%	30%	38%	-40%	-15%

Net Sales	100%	100%	100%	-13%	8%

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
Net Sales by market segment were as follows:

				Annual Growth Rate
	2009	2008	2007	2009	2008

Telecom & Wireless	44%	36%	34%	4%	16%

Industrial Automation, Military & Auto	22%	24%	22%	-18%	16%
Networking, Computer & Storage	14%	16%	17%	-20%	1%

Other	20%	24%	27%	-28%	-3%

Net Sales	100%	100%	100%	-13%	8%

In 2009, net sales in the Telecom & Wireless segment advanced versus 2008, primarily as a result of strong sales to wireless equipment customers, including those selling second and third generation equipment in Asia. Net sales to end customers outside the Telecom & Wireless segment declined for 2009 versus 2008, primarily as a result of lower demand resulting from the 2009 worldwide economic downturn.
Sales in the Telecom and Wireless, and Industrial Automation, Military and Auto segments, each advanced by 16% in 2008 compared to 2007, primarily as a result of strong traction in ASIC and ASSP replacement. Additionally, 2007 sales in these market segments were lower due to wide-spread customer inventory reduction programs. Sales in the Other segment declined in 2008 compared to 2007, primarily due to customer program transitions and a slowdown in the world-wide economy.
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

Net sales of FPGAs and CPLDs, and Other Products were as follows:

				Annual Growth Rate
	2009	2008	2007	2009	2008

FPGA	77%	74%	71%	-9%	13%
CPLD	15%	18%	19%	-27%	2%
Other Products	8%	8%	10%	-18%	-11%

Net Sales	100%	100%	100%	-13%	8%

Sales by Geography
The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.
Net Sales by geography were as follows:

				Annual Growth Rate
	2009	2008	2007	2009	2008

North America	20%	23%	22%	-23%	13%
Asia Pacific	40%	35%	34%	1%	12%
Europe	22%	23%	24%	-18%	3%
Japan	18%	19%	20%	-18%	4%

Net Sales	100%	100%	100%	-13%	8%

Price Concessions and Product Returns from Distributors
We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $3.5 billion and $3.9 billion for 2009 and 2008, respectively. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.
Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $182.4 million and $129.0 million for 2009 and 2008, respectively. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.
Gross Margin

	2009	2008	2007

Gross Margin Percentage	66.8%	67.1%	64.5%

Gross margin rates are heavily influenced by both market segment mix and the timing of material cost improvements. Gross margin percentages decreased in 2009 compared to 2008 primarily as a result of a disproportionate decrease in revenue from our smaller, higher margin customer base. We also experienced a more pronounced decline in our highest margin market segments. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.
Gross margin percentages increased in 2008 compared to 2007 primarily as a result of material cost improvements, as well as favorable market segment mix.
Stock-based compensation expense included in Cost of sales did not have a significant impact on our gross margin in 2009, 2008 or 2007.
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

				2009 vs.	2008 vs.
($ in millions)	2009	2008	2007	2008 Change	2007 Change

Research and Development Expense	$260.2	$257.7	$261.8	1%	-2%

Percentage of Net Sales	21.8%	18.8%	20.7%
Research and development expense for 2009 increased by $2.5 million, or 1%, when compared with 2008. The increase was primarily attributable to a $21.4 million increase in spending on masks and wafers as a result of tape-outs of various new products in 2009, and a $4.2 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. These increases were partially offset by a $2.6 million decrease in labor costs due to $6.7 million of cost savings from reduced headcount associated with the restructuring activities in 2009, partially offset by $4.1 million of restructuring charges, a gain of $3.6 million from the substantive termination of our retiree medical plan, a $5.8 million decrease in variable compensation expense based on lower 2009 operating results, a $3.3 million decrease in spending on prototype and package tooling and a combined $6.5 million decrease in rental, travel and consulting expenses. See Note 11 — Stock-Based Compensation to our consolidated financial statements for more information on the change in our expected forfeiture rate, Note 14 — Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 16 — Restructuring Charges for further information about our restructuring activities during 2009.
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

				2009 vs.	2008 vs.
($ in millions)	2009	2008	2007	2008 Change	2007 Change

Selling, General and Administrative Expense	$234.1	$255.4	$272.1	-8%	-6%

Percentage of Net Sales	19.6%	18.7%	21.5%
Selling, general, and administrative expense for 2009 decreased by $21.3 million, or 8%, when compared with 2008. The decrease was primarily due to a gain of $2.6 million from the substantive termination of our retiree medical plan, a $4.0 million decrease in variable compensation expense based on lower 2009 operating results, a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts, an $11.1 million decrease in commission expenses due to lower sales for 2009 and a combined $9.3 million decrease in maintenance, travel, advertising, depreciation and legal expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by an $11.1 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. Labor costs for 2009 were relatively flat compared with 2008. The $5.7 million of restructuring charges incurred in 2009 were offset by the savings in labor costs as a result of the restructuring activities. See Note 3 — Accounts Receivable, Net and Significant Customers to our consolidated financial statements for a detailed discussion of the change in estimate of our allowance for doubtful accounts, Note 11 — Stock-Based Compensation for more information on the change in our expected forfeiture rate, Note 14 — Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 16 — Restructuring Charges for further information about our restructuring activities during 2009.
Selling, general, and administrative expense decreased by $16.7 million in 2008 compared to 2007. The decrease was attributable to our continued efforts to increase efficiency and reduce cost in legal and consulting services, stock-based compensation, compensation and benefits, and other areas. Consulting costs decreased by $6.3 million due primarily to the absence in 2008 of costs incurred in 2007 related to implementation of our enterprise resource planning system. Stock-based compensation decreased by $4.2 million in 2008 compared to 2007. Compensation and benefits expenses decreased by $2.0 million in 2008 compared to 2007. The decrease in compensation and benefits is the net result of a decrease of $9.4 million, resulting from our cost-reduction efforts described above, substantially offset by an increase of $7.4 million in variable compensation expense associated with 2008 operating results. The absence in 2008 of $3.5 million of restructuring charges recognized in 2007 was substantially offset by a $2.6 million increase in non-recurring charges related to the elimination of certain external sales representatives and employee termination costs.
Deferred Compensation Plan
We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of income. We reported losses (gains) on NQDC Plan assets of $(11.8) million, $18.1 million and $(6.7) million in 2009, 2008 and 2007, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 14 — Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.
Interest Income and Other
Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The year-over-year decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds, partially offset by the effect of an increase in invested balances.

Interest Expense
The decrease of $10.4 million in Interest expense from 2008 to 2009 was due primarily to the decrease in 2009 of the LIBOR rate, which represents the principal basis of our interest rate on the outstanding borrowings under our long term credit facility.
The increase of $13.8 million in Interest expense from 2007 to 2008 was due primarily to the increase in weighted-average outstanding borrowings under our long term credit facility, partially offset by changes in the LIBOR rate. See Note 15 — Long-term Credit Facility to our consolidated financial statements.
Income Tax Expense
Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 17.8% for 2009, 14.2% for 2008 and 14.0% for 2007. The significant net increase in our effective tax rate in 2009 was primarily due to the impact of two discrete income tax expense charges. First, on May 27, 2009, the Ninth Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during 2009. On January 13, 2010, the Court withdrew its prior opinion in the Xilinx Case. At this point, further actions by the Court remain unknown and there has been no conclusive action with respect to the ultimate treatment of stock based compensation in transfer pricing arrangements between a U.S. company and its foreign subsidiary. As such, no adjustments to our income tax expense have been made. Secondly, on February 20, 2009, California enacted changes in tax laws that are expected to have a beneficial impact on our effective tax rate beginning in 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized discrete income tax expense charges of $3.7 million during 2009. These adjustments were partially offset by proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate. See Note 12 — Income Taxes to our consolidated financial statements for further information.
Restructuring Charges
During 2009, we announced a net reduction of approximately 120 positions. We incurred restructuring-related charges of approximately $10.0 million in 2009. The charges were comprised of employee severance costs of approximately $7.6 million, charges related to the termination of certain external sales representatives of approximately $2.3 million and operating lease impairments of approximately $0.1 million. As a result of the workforce reduction, we expect to achieve annual net cost savings of approximately $20.0 million.
No significant restructuring activities were initiated in 2008.
In 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan included the elimination of 67 jobs and the consolidation of excess facilities resulting in the restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong. Annual cost savings from the 2007 restructuring action approximate $10.0 million.
The restructuring charges are included in our consolidated statements of income as follows:

(In thousands)	2009	2008	2007
Cost of sales	$137	$—	$—
Research and development expense	4,104	—	1,767
Selling, general, and administrative expense	5,728	—	3,472

	$9,969	$—	$5,239

We anticipate that the remaining restructuring obligations of $1.1 million as of December 31, 2009 will be substantially paid prior to December 31, 2010. See Note 16 — Restructuring Charges to our consolidated financial statements for additional information.

Financial Condition, Liquidity, Credit Facility and Capital Resources
Overview
We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of December 31, 2009, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2009, we were in compliance with all such covenants. See Note 15 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.
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
Our cash and cash equivalents balance increased by $329.9 million during the year ended December 31, 2009. The change in cash and cash equivalents for 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007
Net cash provided by operating activities	$372.7	$449.3	$271.6
Net cash (used in) provided by investing activities	(13.9)	100.5	721.2
Net cash used in financing activities	(28.9)	(223.1)	(841.1)

Net increase in cash and cash equivalents	$329.9	$326.6	$151.7

Total cash and cash equivalents accounted for 67% and 65% of total assets at December 31, 2009 and 2008, respectively.
Operating Activities
In 2009, our operating activities provided $372.7 million in cash, primarily attributable to net income of $251.1 million, adjusted for non-cash stock-based compensation expense of $59.8 million (net of related tax effects), depreciation and amortization of $29.0 million, deferred income tax benefit of $5.9 million and a non-cash gain on the substantive termination of our retiree medical plan of $6.5 million. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $136.1 million increase in Accounts receivable, net, a $7.9 million increase in Accounts payable and other liabilities, a $77.6 million increase in Deferred income and allowances on sales to distributors, a $14.9 million decrease in Inventories, a $38.9 million decrease in Other assets and a $39.9 million increase in Income tax payable.
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
The $136.1 million increase in Accounts receivable, net, principally related to increased gross billings to distributors and OEMs associated with an upward trend in demand for our products in December 2009 compared with December 2008. The $77.6 million increase in Deferred income and allowances on sales to distributors was not as significant an increase as was experienced in Accounts receivable, net, from the increased gross billings, due to the timing factors as discussed above. As previously mentioned, gross billings were significantly higher in December 2009 than in December 2008, but were outpaced by sell-through to end customers when comparing the same periods, thus lessening the impact of the increase in gross billings on Deferred income and allowances on sales to distributors. Another contributing factor was a significant decrease in advances to distributors. Repayments of advances by distributors primarily resulted from changes in distributor working capital requirements and changes in the terms of certain distributor funding arrangements. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

The $14.9 million decrease in Inventories resulted from proactive management of inventory levels, primarily in work-in-process inventory, and the effects of increased sales out volume at the end of 2009. The $38.9 million decrease in Other assets is primarily due to $30.3 million in repayments of advances from distributors made in previous periods to, in substance, finance distributors’ accounts receivable and inventory. The repayment of advances resulted from changes in distributor working capital requirements and changes in the terms of certain distributor funding arrangements. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements for a detailed discussion. The $39.9 million increase in Income tax payable is primarily due to taxes accrued on our income before income taxes and the recognition of a discrete income tax expense charge of $11.5 million as a result of the ruling in the Xilinx Case. See Note 12 — Income Taxes to our consolidated financial statements for a detailed discussion.
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
Investing Activities
Cash used for investing activities in 2009 primarily consisted of net purchases of deferred compensation plan securities of $2.1 million and purchases of property and equipment of $11.1 million. We completed construction of a new office building in Penang, Malaysia and incurred total capital expenditures of $28.5 million, which were principally incurred in 2008.
Cash provided by investing activities in 2008 primarily consisted of proceeds from the maturities and sales of available-for-sale investments of $131.0 million and sale of land for $9.1 million, partially offset by purchases of property and equipment of $40.3 million. 2008 capital expenditures primarily reflect $22.9 million of non-recurring expenditures associated with the construction of a new office building in Penang, Malaysia. As of December 31, 2008, we no longer held any available-for-sale investments.
Financing Activities
Cash used for financing activities in 2009 primarily consisted of cash dividend payments of $58.9 million, principal payments on capital lease obligations of $2.4 million and minimum statutory withholding for vested restricted stock units of $10.7 million, partially offset by proceeds of $42.1 million from the issuance of common stock to employees through our employee stock plans.
Cash used for financing activities in 2008 primarily consisted of repurchases of our common stock of $473.2 million, cash dividend payments of $57.1 million, principal payments on capital lease obligations of $8.2 million and minimum statutory withholding for vested restricted stock units of $8.2 million, partially offset by proceeds from the Facility of $250.0 million and $67.1 million from the issuance of common stock to employees through our stock option and employee stock purchase plans.
Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

Contractual Obligations
The following table summarizes our significant contractual cash obligations as of December 31, 2009, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
		Less than			More than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$22.1	$8.2	$9.2	$4.4	$0.3
Capital lease obligations	2.9	2.9
Wafer purchase obligations (2)	158.3	158.3
Long-term credit facility	500.0		500.0
Interest on long-term credit facility (3)	11.2	4.2	7.0
Obligations under service award program (4)	8.2	2.9	0.6	1.2	3.5

Total contractual cash obligations	$702.7	$176.5	$516.8	$5.6	$3.8

(1)
We lease facilities under non-cancelable lease agreements expiring at various times through 2015. Rental expense under all operating leases amounted to $9.0 million, $10.2 million, and $11.6 million in 2009, 2008 and 2007, respectively.

(2)
Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2010.

(3)
Interest is based on the outstanding credit facility balance and rate in effect as of December 31, 2009. The contractual amounts to be paid are affected by changes in market interest rates. The LIBOR rate used in the calculation of the future interest payments is 0.23% (based on rates in effect as of December 31, 2009). Future changes in market interest rates could materially affect the contractual amounts to be paid.

(4)
We offer to our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries. See Note 14 — Employee Benefits Plans to our consolidated financial statements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $211.0 million of unrecognized tax benefits classified as Income tax payable- non-current in the accompanying consolidated balance sheet as of December 31, 2009, have been excluded from the contractual obligations table above. See Note 12 — Income Taxes to our consolidated financial statements for a discussion of income taxes.
In addition to the above obligations, in the normal course of business, we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be significant to our consolidated financial condition or operating results.
Impact of Foreign Currency and Inflation
We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for 2009, 2008 or 2007 was not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008 all forward contracts had matured. The realized loss from the settlement of the forward contracts was $1.7 million for 2008. We did not enter into any forward contracts in 2009 or 2007. We do not enter into foreign exchange transactions for trading or speculative purposes.
Common Stock Repurchases
We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2009, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. As of December 31, 2009, 4.7 million shares remained authorized for repurchase under our stock repurchase program.

No shares were repurchased in 2009. Common stock repurchase activities for 2008 and 2007 were as follows:

(In millions, except per share amounts)	2008	2007

Shares repurchased	26.6	58.0
Cost of shares repurchased	$473.2	$1,226.3
Average price per share	$17.78	$21.16
During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.
Off-balance Sheet Arrangements
As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Subsequent Events
We evaluated subsequent events through February 17, 2010 when the financial statements were issued.
On January 25, 2010, our board of directors declared a cash dividend of $0.05 per common share payable on March 1, 2010 to stockholders of record on February 10, 2010.
On January 28, 2010, our board of directors approved a 10 million share increase to the number of shares authorized for repurchase under our share repurchase program.
New Accounting Pronouncements
Accounting Standards Adopted in 2009
Fair Value Measurements and Disclosures
In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in 2009, and there was no material impact on our consolidated financial statements or related footnotes.
In April 2009, the FASB issued additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 17 — Fair Value Measurements to our consolidated financial statements.
In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 17 — Fair Value Measurements to our consolidated financial statements.
In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective December 29, 2007, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our consolidated financial statements or related footnotes. See Note 17 — Fair Value Measurements to our consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 18 — Subsequent Events to our consolidated financial statements.
Derivatives and Hedging
In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our consolidated financial statements or related footnotes.
Recent Accounting Developments
In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. Under the guidance, non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue recognition guidance and will be recognized in a manner similar for other tangible products. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, certain interest-rate sensitive assets held under the NQDC Plan and our long-term credit facility. Our NQDC Plan assets include holdings of various issuers, types and maturity dates.
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
Our consolidated operating results are affected by, among other factors, interest income on our cash equivalents. If the interest rate declines, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of December 31, 2009 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2009 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of December 31, 2009.
Our consolidated operating results and cash flows are exposed to changes in interest rates that could adversely affect the amount of interest expense incurred and paid on the Facility in any given period. Due to the variable interest rate on the Facility, the fair value of the Facility would not likely be materially affected by any future changes in interest rates.
Equity Price Risk
We are exposed to equity price risk inherent in the marketable equity securities held in our NQDC Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.
Foreign Currency Risk
We have international operations and incur expenditure in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at December 31, 2009, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

Item 8. Financial Statements and Supplementary Data.

Page

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	37

Consolidated Statements of Income for each of the three years in the period ended December 31, 2009	38

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	39

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2009	40

Notes to the Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm	61

Financial Statement Schedules

All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.

Supplementary Financial Data (unaudited)	62

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except par value amount)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,546,672	$1,216,743
Accounts receivable, net	218,144	83,430
Inventories	69,705	84,637
Deferred income taxes — current	79,164	85,777
Deferred compensation plan — marketable securities	50,905	38,593
Deferred compensation plan — restricted cash equivalents	18,986	17,397
Other current assets	58,194	100,584

Total current assets	2,041,770	1,627,161
Property and equipment, net	174,516	192,262
Deferred income taxes — non-current	59,249	50,611
Other assets, net	17,696	9,873

Total assets	$2,293,231	$1,879,907

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,520	$33,834
Accrued liabilities	32,256	29,951
Accrued compensation and related liabilities	49,862	58,450
Deferred compensation plan obligations	69,891	55,990
Deferred income and allowances on sales to distributors	281,885	205,674
Income taxes payable	5,547	2,123

Total current liabilities	489,961	386,022
Income taxes payable — non-current	210,967	173,880
Long-term credit facility	500,000	500,000
Other non-current liabilities	6,967	20,128

Total liabilities	1,207,895	1,080,030

Commitments and contingencies (See “Note 8–Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 296,817 at December 31, 2009 and 292,733 shares at December 31, 2008	297	293
Capital in excess of par value	372,098	272,424
Retained earnings	712,941	528,278
Accumulated other comprehensive loss	—	(1,118)

Total stockholders’ equity	1,085,336	799,877

Total liabilities and stockholders’ equity	$2,293,231	$1,879,907

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED
	December 31,	December 31,	December 28,
(In thousands, except per share amounts)	2009	2008	2007
Net sales	$1,195,413	$1,367,224	$1,263,548
Cost of sales	396,584	449,750	447,969

Gross margin	798,829	917,474	815,579
Research and development expense	260,208	257,717	261,786
Selling, general, and administrative expense	234,074	255,391	272,141
Compensation expense (benefit) — deferred compensation plan	11,776	(18,106)	6,699
(Gain) loss on deferred compensation plan securities	(11,776)	18,106	(6,699)
Interest income and other	(6,083)	(30,300)	(57,681)
Interest expense	5,092	15,492	1,705

Income before income taxes	305,538	419,174	337,628
Income tax expense	54,476	59,523	47,605

Net income	$251,062	$359,651	$290,023

Net income per share:
Basic	$0.85	$1.20	$0.84

Diluted	$0.84	$1.18	$0.82

Shares used in computing per share amounts:
Basic	294,493	300,951	345,382

Diluted	297,180	304,604	351,906

Cash dividends per common share	$0.20	$0.19	$0.12

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	December 31,	December 31,	December 28,
(In thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$251,062	$359,651	$290,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,022	29,969	31,082
Stock-based compensation	64,446	48,630	50,203
Deferred income tax (benefit) expense	(5,890)	737	(14,367)
Tax effect of employee stock plans	(3,648)	1,311	12,871
Excess tax benefit from employee stock plans	(990)	(6,767)	(13,177)
Gain on sale of land	—	(112)	—
Gain on substantive termination of retiree medical plan	(6,488)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(136,115)	115,459	(105,626)
Inventories	14,931	(10,527)	4,367
Other assets	38,862	(26,173)	(14,505)
Accounts payable and other liabilities	7,918	2,810	6,250
Deferred income and allowances on sales to distributors	77,611	(74,766)	(17,638)
Income taxes payable	39,860	9,717	43,419
Deferred compensation plan obligations	2,125	(673)	(1,309)

Net cash provided by operating activities	372,706	449,266	271,593

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,060)	(40,273)	(31,171)
Purchases of available-for-sale investments	—	—	(113,540)
Proceeds from the maturities and sales of available-for-sale investments	—	131,060	864,853
Proceeds from sale of land	—	9,063	—
(Purchases) sales of deferred compensation plan securities, net	(2,125)	673	1,309
Purchases of intangible assets	(690)	—	(240)

Net cash (used in) provided by investing activities	(13,875)	100,523	721,211

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	42,144	67,138	170,320
Shares withheld for employee taxes	(10,738)	(8,229)	(4,696)
Repurchases of common stock	—	(473,229)	(1,226,343)
Payment of dividends to stockholders	(58,925)	(57,051)	(41,277)
Excess tax benefit from stock-based compensation	990	6,767	13,177
(Decrease) increase in book overdrafts	—	(320)	319
Proceeds from long-term credit facility	—	250,000	250,000
Principal payments on capital lease obligations	(2,373)	(8,217)	(2,621)

Net cash used in financing activities	(28,902)	(223,141)	(841,121)

Net increase in cash and cash equivalents	329,929	326,648	151,683
Cash and cash equivalents at beginning of period	1,216,743	890,095	738,412

Cash and cash equivalents at end of period	$1,546,672	$1,216,743	$890,095

Cash paid during the period for:
Income taxes paid, net	$7,310	$66,503	$8,240
Interest paid	$4,503	$15,666	$1,433
Noncash Investing and Financing Activities:
Assets acquired under capital leases	$—	$11,871	$—
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common
		Stock and		Accumulated
	Number of	Capital In		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Par Value	Earnings	Income (Loss)	Equity
Balance, December 29, 2006	360,201	$507,223	$1,102,151	$(1,213)	$1,608,161

Components of comprehensive income:

Net income	—	—	290,023	—	290,023
Change in unrealized gains (losses) on investments, net of tax expense of $263	—	—	—	439	439
Amortization of accumulated unamortized loss on retiree medical plan	—	—	—	34	34
Net loss on retiree medical plan arising during the year, net of tax benefit of $380	—	—	—	(584)	(584)

Total comprehensive income					289,912
Issuance of common stock through employee stock plans, net	12,003	170,320	—	—	170,320
Restricted stock withholding	(219)	(1,568)	(3,128)	—	(4,696)
Repurchases of common stock	(57,966)	(422,405)	(803,938)	—	(1,226,343)
Stock-based compensation expense	—	50,203	—	—	50,203
Tax effect of employee stock plans	—	12,871	—	—	12,871
Dividends paid	—	—	(41,277)	—	(41,277)
Adjustment to adopt FIN 48	—	—	2,299	—	2,299

Balance, December 28, 2007	314,019	316,644	546,130	(1,324)	861,450

Components of comprehensive income:

Net income	—	—	359,651	—	359,651
Change in unrealized loss on investments, net of tax benefit of $84	—	—	—	(139)	(139)

Amortization of accumulated unamortized loss on retiree medical plan	—	—	—	16	16
Net gain on retiree medical plan arising during the year, net of tax expense of $235	—	—	—	329	329

Total comprehensive income					359,857

Issuance of common stock through employee stock plans, net	5,739	67,138	—	—	67,138

Restricted stock withholding	(407)	(2,707)	(5,522)	—	(8,229)

Repurchases of common stock	(26,618)	(158,299)	(314,930)	—	(473,229)

Stock-based compensation expense	—	48,630	—	—	48,630

Tax effect of employee stock plans	—	1,311	—	—	1,311

Dividends paid	—	—	(57,051)	—	(57,051)

Balance, December 31, 2008	292,733	272,717	528,278	(1,118)	799,877

Components of comprehensive income:

Net income	—	—	251,062	—	251,062

Amortization of accumulated unamortized loss on retiree medical plan	—	—	—	1,118	1,118

Total comprehensive income					252,180
Issuance of common stock through employee stock plans, net	4,710	42,144	—	—	42,144

Restricted stock withholding	(626)	(3,264)	(7,474)	—	(10,738)

Stock-based compensation expense	—	64,446	—	—	64,446

Tax effect of employee stock plans	—	(3,648)	—	—	(3,648)

Dividends paid	—	—	(58,925)	—	(58,925)

Balance, December 31, 2009	296,817	$372,395	$712,941	$—	$1,085,336

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
Notes to the Consolidated Financial Statements
Note 1: The Company
Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs, HardCopy ASIC devices, pre-defined design building blocks known as intellectual property (“IP”), cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the Telecom and Wireless, Industrial Automation, Military and Auto, Networking, Computer and Storage and Other market segments.
Note 2: Significant Accounting Policies
BASIS OF PRESENTATION  |  On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year.  This change was effective beginning with our fiscal year 2008 and had no impact on our consolidated financial statements for any previously reported period. As a result of the change in our fiscal year end, our fiscal years ended December 31, 2008 (2008) and December 28, 2007 (2007) contain 369 days and 364 days, respectively. Our fiscal year ended December 31, 2009 (2009) contains 365 days. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.
USE OF ESTIMATES  |  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
RECLASSIFICATION  |  The following reclassification has been made to prior year consolidated financial statements to conform to the current year presentation:
Consolidated Statements of Cash Flows: Cash used for Shares withheld for employee taxes is presented as a separate line item (previously reported as a component of Proceeds from issuance of common stock through various stock plans).
The reclassification had no effect on our consolidated cash flows, as previously reported.
CASH EQUIVALENTS | Cash equivalents consist of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2009 and 2008, our cash equivalents consisted of money market funds.
DEFERRED COMPENSATION PLAN – MARKETABLE SECURITIES | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The investments held in the NQDC Plan consist of publicly traded equity securities, mutual funds and fixed income securities. We account for these investments as trading securities with gains or losses reported as (Gain) loss on deferred compensation plan securities in our consolidated statements of income.
DEFERRED COMPENSATION PLAN – RESTRICTED CASH EQUIVALENTS | As of December 31, 2009 and 2008, the NQDC Plan held $19.0 million and $17.4 million, respectively, in money market funds, which are classified as restricted cash equivalents due to legal restrictions associated with the trust held under the Plan.
INVENTORIES  |  Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of goods sold.
PROPERTY AND EQUIPMENT  |  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to seven years are used for equipment and office furniture, up to forty years for buildings and sixty years for land rights. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Property and equipment also includes costs related to the development of internal use software. We evaluate the recoverability of our property and equipment on an annual basis, and record an impairment charge as appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS  |  For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying value approximates fair value due to their short maturities. For our long-term credit facility, the carrying value approximates fair value due to its variable interest rate with low margin.
CONCENTRATIONS OF CREDIT RISK AND KEY SUPPLIERS |  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable.
We place our cash and cash equivalents in a variety of financial instruments and, by policy, limit the amount of credit exposure through diversification and by restricting our investments to highly rated investment-grade securities.
We sell our products to distributors and original equipment manufacturers (“OEMs”) throughout the world. We attempt to mitigate the concentration of credit risk in our trade receivables through a credit evaluation process, collection terms and by having distributor sales to diverse end customers. Net sales are the sum of our own direct sales to OEMs plus our distributors’ resale of Altera products. We rely heavily on two distributors and one OEM to generate a significant portion of our sales.
We depend almost entirely upon Taiwan Semiconductor Manufacturing Company (“TSMC”) to manufacture our silicon wafers. We also depend on TSMC to improve process technologies in a timely manner and to enhance our product designs and cost structure. We have no formalized long-term commitment from TSMC. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.
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
ADVANCES TO DISTRIBUTORS |  On sales to distributors, our payment terms frequently require the distributor to remit payment to us for an amount in excess of their ultimate cost. Our sales price to the distributor may be higher than the amount that the distributor will ultimately owe us because distributors often negotiate price discounts after purchasing the product from us and such discounts are often significant. Often, under these circumstances, we remit or credit back to the distributor the price discount after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the approved distributor price concession. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by us at any time.
We also enter into arrangements that in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $33.0 million as of December 31, 2009 and $63.4 million as of December 31, 2008. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. See Note 7 — Deferred Income and Allowances on Sales to Distributors.

REVENUE RECOGNITION  |  We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell more than 80% of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.
Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ resales are priced at a discount from list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of Deferred income and allowances on sales to distributors balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income or accounts receivable by anticipated future price concessions; instead, price concessions are typically recorded against Deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer.
Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return. In addition, we generally warrant our products against defects in material, workmanship and material non-conformance to our specifications.
Revenue from products sold directly to OEMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis, excluded from revenues. We record reserves for OEM sales returns and allowances, as a component of Accounts receivable, net, in the accompanying consolidated balance sheets.
IMPAIRMENT OF DEFERRED COST OF SALES |  We evaluate whether our deferred cost of sales has been impaired based on expected net cash flow to be received for the deferred item. In assessing the impairment of our deferred cost of sales, we use the FASB guidance, which establishes the lower-of-cost-or-market rule as the guiding principle to be used in assessing whether cost or a lower estimate of realizable value should be used for inventories. Our deferred cost of sales represents the products shipped from Altera to our distributors. We apply our inventory valuation procedures, including potential impairment due to excess or obsolescence, to Altera owned inventory and distributor owned inventory. Realization of the deferred cost occurs because we earn revenue in excess of the amount of costs deferred.
DERIVATIVE FINANCIAL INSTRUMENTS | We account for derivative instruments and hedging activities as either assets or liabilities in the statement of financial position and carry them at fair value. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. We do not enter into foreign exchange transactions for trading or speculative purposes.
During 2008, we entered into forward foreign exchange contracts reducing our exposure to foreign currency rate changes related to the construction cost for our new facility in Penang, Malaysia. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes.

As of December 31, 2008, all the forward foreign exchange contracts had matured. The realized loss from the settlement of the forward contracts of $1.7 million for 2008 is presented in Interest income and other in our 2008 consolidated statements of income. We did not enter into any forward contracts in 2009 or 2007.
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
We generally warrant our devices for one year, against defects in materials, workmanship and material non-conformance to our specifications. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated but unidentified issues based on historical activity. If there is a material increase in customer claims compared with our historical experience or if the costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales.
INCOME TAXES  |  We account for income taxes using the asset and liability method prescribed by the FASB guidance on accounting for income taxes. Accordingly, our income tax expense is based on pre-tax financial accounting income. This approach recognizes the amount of taxes payable or refundable for the current year, accruals for tax contingencies, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and tax returns.  Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.  We record interest and penalties related to unrecognized tax benefits in income tax expense.
We adopted the provisions of the FASB guidance on accounting for uncertainty in income taxes on December 30, 2006, the first day of 2007. The guidance prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  As a result of the implementation of this guidance, we recognized a $2.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of retained earnings. See Note 12 – Income Taxes for further discussion.
STOCK-BASED COMPENSATION PLANS  |  We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our consolidated statements of income.
We use the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of our common stock on the date of the grant.
FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are remeasured at the average exchange rate for the period. Non-monetary assets and liabilities are remeasured at historical exchange rates. The resultant remeasurement gains or losses are included in Interest income and other in the consolidated statements of income. Such gains or losses are insignificant for all periods presented.
RESEARCH AND DEVELOPMENT EXPENSE  |   Research and development expense includes costs for compensation and benefits (including stock-based compensation), development masks, prototype wafers, and depreciation and amortization. Research and development costs are charged to expense as incurred.
ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $5.0 million, $7.1 million, and $8.8 million in 2009, 2008 and 2007, respectively.
INCOME PER SHARE  | We compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, restricted stock units, and employee stock purchase plan (“ESPP”) shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in 2009
Fair Value Measurements and Disclosures
In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in 2009, and there was no material impact on our consolidated financial statements or related footnotes.
In April 2009, the FASB issued additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 17 – Fair Value Measurements to our consolidated financial statements.
In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 17 – Fair Value Measurements to our consolidated financial statements.
In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective December 29, 2007, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our consolidated financial statements or related footnotes. See Note 17 – Fair Value Measurements to our consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 18 – Subsequent Events to our consolidated financial statements.
Derivatives and Hedging
In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our consolidated financial statements or related footnotes.
Recent Accounting Developments
In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. Under the guidance, non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue recognition guidance and will be recognized in a manner similar for other tangible products. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
Note 3: Accounts Receivable, Net and Significant Customers
Account receivable, net as of December 31, 2009 and 2008 was comprised of the following:

	December 31,	December 31,
(In thousands)	2009	2008

Gross accounts receivable	$218,647	$86,526
Allowance for doubtful accounts	(500)	(2,782)
Allowance for sales returns	(3)	(314)

Accounts receivable, net	$218,144	$83,430

We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. During 2009, we reduced our allowance for doubtful accounts based on our sustained favorable collection experience and estimated probable credit losses in our existing accounts receivable based on analysis of current aging, economic indicators and customer conditions. This change in accounting estimate reduced our Selling, general and administrative expense by $2.3 million.
We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

(Percentage of Net Sales)	2009	2008	2007

Sales to distributors	82%	91%	94%
Sales to OEMs	18%	9%	6%

	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	45%	46%	45%
Macnica, Inc. (“Macnica”)	15%	14%	13%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the years ended 2009, 2008 or 2007.
Huawei Technologies Co., Ltd., an OEM, individually accounted for 11% of our net sales in 2009. No other individual OEM accounted for more than 10% of our net sales for 2009. No individual OEM accounted for more than 10% of our net sales in 2008 or 2007.
As of December 31, 2009, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 36%, 17% and 14%, respectively, of our total accounts receivable. As of December 31, 2008, accounts receivable from Arrow and Macnica individually accounted for approximately 20% and 31%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of December 31, 2009 or 2008.

Note 4: Marketable Securities
CASH EQUIVALENTS | Cash equivalents as of December 31, 2009 and 2008 consisted of $1.5 billion and $1.2 billion of money market funds, respectively.
For money market funds, the cost basis equals fair value and, accordingly, there are no unrealized gains or losses. Investment income from these securities was $6.2 million, $31.7 million and $59.2 million in 2009, 2008 and 2007, respectively, and is presented in Interest income and other in our consolidated statements of income.
DEFERRED COMPENSATION PLAN ASSETS |  Assets held in the trust associated with the NQDC Plan consist of money market shares, publicly traded equity securities, mutual funds and fixed income securities. Except for the money market shares, we account for these assets as trading securities, with gains or losses reported as (Gain) loss on deferred compensation plan securities in our consolidated statements of income.  (Gain) loss from these assets is offset by the compensation expense (benefit) associated with our deferred compensation plan obligations. Therefore, gains or losses associated with the NQDC Plan assets do not impact our income before income taxes, net income, or cash balances.
Investment income (loss) from our deferred compensation plan assets for 2009, 2008 and 2007 was comprised of the following:

(In thousands)	2009	2008	2007
Gross realized gains from sale of trading securities	$2,359	$2,048	$4,602
Gross realized losses from sale of trading securities	(1,824)	(3,926)	(102)
Dividend and interest income	1,038	1,529	2,026
Net unrealized holding gains (losses)	10,203	(17,757)	173

Net investment income (loss)	$11,776	$(18,106)	$6,699

Note 5: Inventories
Inventories as of December 31, 2009 and 2008 were comprised of the following:

	December 31,	December 31,
(In thousands)	2009	2008

Raw materials	$7,158	$5,237
Work in process	39,652	51,527
Finished goods	22,895	27,873

Total inventories	$69,705	$84,637

Note 6: Property and Equipment
Property and equipment, net as of December 31, 2009 and 2008 was comprised of the following:

	December 31,	December 31,
(In thousands)	2009	2008

Land and land rights	$23,108	$23,108
Buildings	152,557	125,323
Equipment and software	213,187	233,098
Office furniture and fixtures	20,798	21,840
Leasehold improvements	6,930	8,680
Contruction in progress	1,464	25,310

Property and equipment, at cost	418,044	437,359
Accumulated depreciation and amortization	(243,528)	(245,097)

Property and equipment, net	$174,516	$192,262

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $28.8 million in 2009, $29.7 million in 2008, and $30.7 million in 2007. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated income statements.
Assets held under capital leases, included in Equipment and software as presented above, totaled $8.6 million (net of accumulated amortization of $6.9 million) as of December 31, 2009 and $13.0 million (net of accumulated amortization of $2.5 million) as of December 31, 2008. The amortization expense incurred on assets held under capital leases was $4.4 million, $4.2 million and $4.1 million for 2009, 2008 and 2007, respectively.
Note 7: Deferred Income and Allowances on Sales to Distributors
Deferred income and allowances on sales to distributors is comprised of the following components:

	December 31,	December 31,
(In thousands)	2009	2008

Deferred revenue on shipments to distributors	$363,448	$370,098
Deferred cost of sales on shipments to distributors	(28,971)	(33,924)

Deferred income on shipments to distributors	334,477	336,174
Advances to distributors	(60,877)	(137,353)
Other deferred revenue (1)	8,285	6,853

Total	$281,885	$205,674

(1)	Principally represents revenue deferred on our software and intellectual property licenses.
The Deferred income and allowances on sales to distributor activity for 2009 and 2008 was as follows:

(In thousands)	2009	2008

Balance at beginning of period	$205,674	$280,440
Deferred revenue recognized upon shipment to distributors	4,605,460	5,209,908
Deferred costs of sales recognized upon shipments to distributors	(304,601)	(400,586)
Decrease (increase) in advances to distributors	76,476	(18,691)
Revenue recognized upon sell-through to end customers	(951,125)	(1,241,275)
Costs of sales recognized upon sell-through to end customers	309,554	415,442
Earned distributor price concessions (1)	(3,478,550)	(3,908,151)
Returns	(182,435)	(128,951)
Increase (decrease) in other deferred revenue	1,432	(2,462)

Balance at end of period	$281,885	$205,674

(1)
Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with the timing of shipments to distributors or payment of price concessions.

Note 8: Commitments and Contingencies
OPERATING AND CAPITAL LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2015. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $9.0 million, $10.2 million, and $11.6 million in 2009, 2008 and 2007, respectively. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating leases and capital lease obligations as of December 31, 2009 are as follows:

Year	Operating	Capital
	(In thousands)
2010	$8,226	$2,867
2011	5,729	—
2012	3,453	—
2013	2,430	—
2014	1,920	—
2015	297	—

Total	$22,055	$2,867

PURCHASE OBLIGATIONS | We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of December 31, 2009, we had approximately $158.3 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services within the next four to six months.
OTHER COMMITMENTS  |  In addition to operating leases and capital lease obligations, we enter into a variety of agreements and financial commitments in the normal course of business. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.
LEGAL PROCEEDING | We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.
In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera’s board of directors. The plaintiff served the demand on November 4, 2009. The board of directors is reviewing the demand and will respond after it has had a reasonable time to consider the allegations in the demand.
Plaintiff asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff’s claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiff seeks, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.
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

Note 9: Income per Share
A reconciliation of basic and diluted income per share is presented below:

(In thousands, except per share amounts)	2009	2008	2007

Basic:

Net income	$251,062	$359,651	$290,023

Basic weighted shares outstanding	294,493	300,951	345,382

Net income per share	$0.85	$1.20	$0.84

Diluted:

Net income	$251,062	$359,651	$290,023

Weighted shares outstanding	294,493	300,951	345,382
Effect of dilutive securities:
Stock options, ESPP shares, and restricted stock unit shares	2,687	3,653	6,524

Diluted weighted shares outstanding	297,180	304,604	351,906

Net income per share	$0.84	$1.18	$0.82

In applying the treasury stock method, we excluded 27.7 million stock option shares for 2009 because their effect was anti-dilutive. Anti-dilutive stock option shares totaled 26.7 million for 2008 and 21.6 million for 2007. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of December 31, 2009, December 31, 2008 and December 28, 2007 were included in our treasury stock method calculation.
Note 10: Stockholders’ Equity
COMMON STOCK REPURCHASES  |  We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2009, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable. As of December 31, 2009, 4.7 million shares remained authorized for repurchase under our stock repurchase program.
No shares were repurchased in 2009. Common stock repurchase activities for 2008 and 2007 were as follows:

(In millions, except per share amounts)	2008	2007

Shares repurchased	26.6	58.0
Cost of shares repurchased	$473.2	$1,226.3
Average price per share	$17.78	$21.16
Note 11: Stock-Based Compensation
Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).
2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options, RSUs and PRSUs granted under the 2005 Plan have a maximum contractual term of ten years. On May 12, 2009, our stockholders approved an amendment to the 2005 Plan to increase the shares authorized for future issuance by 5 million. As of December 31, 2009, the 2005 Plan had a total of 29.6 million shares reserved for future issuance, of which 18.4 million shares were available for future grants.

In 2007, we initiated the PRSU program for selected members of our senior management. The PRSUs vest upon: (1) Altera achieving net income (including equity compensation expense) from continuing operations as a percentage of net sales above a certain percentage; and (2) the grantees satisfying certain service requirements. For 2009, 2008 and 2007, 0.6 million, 0.3 million and 0.2 million PRSUs were granted, respectively.
Historically, we used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. We now issue primarily RSUs and PRSUs rather than stock options for eligible employees as the primary type of long-term equity based award.
A summary of activity for our RSUs and PRSUs for 2009 and information regarding RSUs and PRSUs outstanding and expected to vest as of December 31, 2009 is as follows:

		Weighted-Average
		Grant-Date	Weighted-Average	Aggregate
(In thousands, except per share	Number of	Fair Market Value	Remaining Contractual	Intrinsic
amounts and terms)	Shares	Per Share	Term (in Years)	Value (1)
Outstanding, December 31, 2008	6,289	$20.54
Grants	3,274	$17.71
Vested	(1,982)	$20.35
Forfeited	(629)	$19.37

Outstanding, December 31, 2009	6,952	$19.36	1.6	$157,317

Vested and expected to vest, December 31, 2009	6,133	$19.36	1.5	$138,784

(1)
Aggregate intrinsic value represents the closing price per share of our stock on December 31, 2009, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of December 31, 2009.

The total fair value of RSUs and PRSUs vested and expensed during 2009, 2008 and 2007 was $50.0 million, $29.0 million and $17.5 million, respectively.
A summary of stock option activity for 2009 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2009 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
(In thousands, except per share	Number of	Exercise Price	Contractual Term	Intrinsic
amounts and terms)	Shares	Per Share	(in Years)	Value (1)
Outstanding, December 31, 2008	37,680	$21.72
Grants	49	$19.62
Exercises	(1,541)	$16.73
Forfeited/Cancelled/Expired	(5,354)	$22.21

Outstanding, December 31, 2009	30,834	$21.89	3.4	$54,440

Exercisable, December 31, 2009	30,106	$21.93	3.3	$52,652

Vested and expected to vest, December 31, 2009	30,775	$21.89	3.4	$54,295

(1)
For those stock options with an exercise price below the closing price per share on December 31, 2009, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2009, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2009.

For 2009, 2008 and 2007, 1.5 million, 3.3 million and 10.2 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for 2009, 2008 and 2007 was $6.2 million, $22.6 million and $80.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during 2009, 2008 and 2007 was $25.8 million, $50.0 million and $152.9 million, respectively.
The total fair value of options vested and expensed during 2009, 2008 and 2007 was $7.4 million, $13.8 million and $27.1 million, respectively.

1987 EMPLOYEE STOCK PURCHASE PLAN  |  Our 1987 Employee Stock Purchase Plan has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period generally includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant is automatically withdrawn from the current offering period following the purchase of shares on the purchase date and is automatically re-enrolled in the immediately following offering period.
On May 12, 2009, our stockholders approved an amendment to the ESPP to increase the shares available for future issuance by 1 million. As of December 31, 2009, 2.2 million shares were available for future issuance under the ESPP. Sales under the ESPP were 1.2 million shares of common stock at an average price of $13.80 per share for 2009, 1.1 million shares of common stock at an average price of $15.54 per share for 2008, and 1.2 million shares of common stock at an average price of $15.10 per share for 2007.
VALUATION AND EXPENSE INFORMATION |  The assumptions used to estimate the fair value of stock options, ESPP shares, RSUs and PRSUs were as follows:

	2009	2008	2007
Stock options:
Expected term (in years)	5.0	5.0	5.0
Expected stock price volatility	34.1%	37.1%	36.8%
Risk-free interest rate	2.2%	3.0%	4.7%
Dividend yield	1.0%	1.0%	0.3%
Weighted-average estimated fair value	$5.90	$6.78	$8.14

ESPP shares:
Expected term (in years)	0.8	0.7	0.8
Expected stock price volatility	50.3%	51.2%	35.5%
Risk-free interest rate	0.4%	1.2%	4.0%
Dividend yield	1.2%	1.2%	0.8%
Weighted-average estimated fair value	$5.10	$5.37	$5.32

RSUs and PRSUs:
Risk-free interest rate	1.2%	2.6%	4.7%
Dividend yield	1.1%	0.9%	0.4%
Weighted-average estimated fair value	$17.21	$19.91	$21.84
For stock options, our expected term represents the weighted average period from the date of grant to exercise, cancellation, or expiration. For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date.
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
The interest rate used to value stock options and ESPP shares approximates the risk-free interest rate of a zero-coupon Treasury bond on the date of grant with a maturity date that approximates the expected term of the award.
For RSUs and PRSUs, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant, reduced by the present value of estimated expected future dividends, and then multiplied by the number of RSUs and PRSUs granted. For RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. PRSUs are expensed using a graded vesting schedule. The vesting period for RSUs and PRSUs is generally four years.

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. During 2009, we changed the expected forfeiture rate from 10.2% to 8.0% based on recent and expected employee turnover rates. This change in accounting estimate resulted in a $3.4 million increase in our stock-based compensation expense ($0.1 million increase in Cost of sales, $1.4 million increase in Research and development expense, and $1.9 million increase in Selling, general and administrative expense) for 2009. Our stock-based compensation expense included in the consolidated statements of income for the three years ended December 31, 2009 was as follows:

(In thousands)	2009	2008	2007

Cost of sales	$1,933	$1,407	$1,310
Research and development expense	27,067	22,908	20,406
Selling, general, and administrative expense	35,446	24,315	28,487

Pre-tax stock-based compensation expense	64,446	48,630	50,203
Income tax benefit	(18,481)	(13,844)	(14,932)

Net stock-based compensation expense	$45,965	$34,786	$35,271

No stock-based compensation was capitalized during any period presented above. As of December 31, 2009, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $100.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
We settle employee stock option exercises, ESPP purchase, RSUs and PRSUs vesting with newly issued common shares.
IRC Section 409A Affected Options
On July 24, 2007, we filed with the SEC a Tender Offer Statement on Schedule TO (the “Offer”). The Offer allowed certain optionees to amend the stock option grant made on December 20, 2000 to include new restrictions on exercisability in order to limit the potential adverse personal tax consequences that may apply to a portion of the grant under Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued by the U.S. Internal Revenue Service. The Offer expired on August 31, 2007. Pursuant to the terms of the Offer, we have accepted for amendment certain options to purchase approximately 62,000 shares of its common stock. There was no charge to operations related to the Offer.
Note 12: Income Taxes
Income tax expense consists of:

(In thousands)	2009	2008	2007
Current tax expense:
United States (“U.S.”)	$12,654	$35,073	$43,670
State	10,273	3,583	5,617
Foreign	37,439	20,130	12,685

Total current tax expense	60,366	58,786	61,972

Deferred taxes:
U.S.	(6,741)	(2,405)	(10,095)
State	851	2,747	(4,876)
Foreign	—	395	604

Total deferred tax expense (benefit)	(5,890)	737	(14,367)

Total income tax expense	$54,476	$59,523	$47,605

Deferred income tax assets were as follows:

	December 31,	December 31,
(In thousands)	2009	2008
Deferred income on sales to distributors	$20,702	$28,849
Acquisition costs	7,787	10,044
Deferred compensation	24,868	24,340
Stock compensation	32,114	31,377
Other accrued expenses and reserves	33,724	32,325
Unutilized tax credits	23,731	12,794

Gross deferred tax assets	142,926	139,729

Depreciation	(4,513)	(3,341)

Net deferred tax assets	$138,413	$136,388

As of December 31, 2009, we had $10.1 million and $13.7 million of U.S. and California research and development tax credit carry forwards, respectively. The U.S. research and development tax credits start to expire in 2027 and the California credits can be carried forward indefinitely.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.
The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research and development tax credit through the consolidated statement of income (continuing operations) rather than through paid-in-capital.
The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2009	2008	2007
Tax expense at U.S. statutory rates	$106,977	$146,736	$118,158
State taxes, net of federal benefit	10,166	12,227	8,440
Foreign income taxed at different rates	(57,267)	(93,790)	(62,313)
Tax exempt income	—	(560)	(7,271)
Tax credits	(12,508)	(6,240)	(13,601)
Interest on unrecognized gross tax benefits	4,716	2,756	4,986
Other, net	2,392	(1,606)	(794)

Total income tax expense	$54,476	$59,523	$47,605

On May 27, 2009, the Ninth Circuit Court of Appeals (the “Court”) issued its ruling in the case of Xilinx, Inc. v. Commissioner (“Xilinx Case”), holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling in the Xilinx Case, we recognized a discrete income tax expense charge of $11.5 million during 2009 (included in the “Foreign income taxed at different rates” line above). On January 13, 2010, the Court withdrew its prior opinion in the Xilinx Case. At this point, further actions by the Court remain unknown and there has been no conclusive action with respect to the ultimate treatment of stock based compensation in transfer pricing arrangements between a U.S. company and its foreign subsidiary. As such, no adjustments to our income tax expense have been made.
We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS is examining our tax returns for 2005, 2006 and 2007. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include Hong Kong, Ireland, Japan, and the state of California. As mentioned below, we believe that we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. We estimate this amount to be approximately $5.5 million.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. We are currently under examination by various taxing authorities. Although the outcome of any tax audit is uncertain, we believe that we have adequately provided in our consolidated financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on our results of operations in future periods.
The aggregate changes in the balance of gross unrecognized tax benefits for 2009, 2008 and 2007 were as follows:

(In millions)	2009	2008	2007
Balance at beginning of year	$199.2	$169.7	$141.8

Additions based on tax positions related to the current year	32.5	24.3	23.0
Additions for tax positions of prior years	13.3	8.7	5.1
Reductions for tax positions of prior years	(0.9)	(3.5)	(0.2)

Balance at end of year	$244.1	$199.2	$169.7

As of December 31, 2009, December 31, 2008 and December 28, 2007, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate, is $222.3 million, $182.2 million and $154.2 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.
Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized $12.8 million, $5.6 million, and $6.1 million of interest and penalties in 2009, 2008 and 2007, respectively. The balance of accrued and unpaid interest and penalties was $47.1 million and $34.3 million as of December 31, 2009 and 2008, respectively.
U.S. and foreign components of income before income taxes were:

(In thousands)	2009	2008	2007
U.S.	$22,091	$66,276	$98,337
Foreign	283,447	352,898	239,291

Income before income taxes	$305,538	$419,174	$337,628

Aggregate unremitted earnings of our foreign subsidiaries were $899.5 million as of December 31, 2009. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
Note 13: Segment and Geographic Information
We operate in a single industry segment comprised of the design, development, manufacture, and sale of PLDs and related software design tools. Our sales by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased our products. The geographic locations of our distributors may be different from the geographic locations of our end customers.

(In thousands)	2009	2008	2007
United States	$220,452	$287,905	$252,244

Japan	214,849	260,672	251,694
China	322,762	259,773	214,803
Other	437,350	558,874	544,807

Net sales from foreign countries	974,961	1,079,319	1,011,304

Net sales in total	$1,195,413	$1,367,224	$1,263,548

Property and equipment, net by country was as follows:

	December 31,	December 31,
(In thousands)	2009	2008
United States	$113,562	$128,708

Malaysia	56,175	56,614
Other	4,779	6,940

Property and equipment, net from foreign countries	60,954	63,554

Property and equipment, net in total	$174,516	$192,262

Note 14: Employee Benefits Plans
ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN | We provide retirement benefits to our eligible U.S. employees, through the Altera Corporation Savings and Retirement Plan (“the 401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 50% of their eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% up to the first 12% of the salary deferred per pay period with a maximum of $4,000 per participant in 2009 ($3,000 for 2008 and $2000 for 2007).
After three years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. Total contributions to the 401(k) Plan were $4.7 million, $3.8 million, and $2.8 million in 2009, 2008 and 2007, respectively, and were expensed as incurred.
ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2009, there were approximately 123 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $69.9 million and $56.0 million as of December 31, 2009 and December 31, 2008, respectively.
Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of income. The investment (gain) loss also represents a (increase) decrease in the future payout to participants and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

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
Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. We made cash payouts in 2009 of approximately $2.0 million.
As a result of the plan modifications, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan results in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense) in 2009. As of December 31, 2009, the accumulated postretirement benefit obligation (a component of Other non-current liabilities in our consolidated balance sheets) is $0.3 million compared with $10.3 million as of December 31, 2008. The remaining accumulated postretirement benefit obligation will be paid to remaining retiree medical plan participants over varying periods of up to four years.
OTHER EMPLOYEE BENEFIT PLANS | We offer to U.S. and non-U.S. employees participation in a Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their achievement of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which are included in Accrued compensation and related liabilities and Other non-current liabilities.

	December 31,	December 31,
(In thousands)	2009	2008

Accrued compensation and related liabilities	$2,947	$2,191
Other non-current liabilities	5,219	5,359

	$8,166	$7,550

Note 15: Long-term Credit Facility
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
Our total borrowings under the Facility as of December 31, 2009 and 2008 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2009 and 2008 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of December 31, 2009 and 2008. The principal amount of borrowings, together with accrued interest, is due on the maturity date of August 31, 2012. As of December 31, 2009, $250 million is available under the Facility.
Interest expense recognized under the Facility represented the substantial portion of Interest expense on our consolidated income statements for 2009, 2008 and 2007.

The terms of the Facility require compliance with certain financial covenants that require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2009, we were in compliance with all such covenants.
Note 16: Restructuring Charges
During 2009, we announced a net reduction of approximately 120 positions. We incurred restructuring-related charges of approximately $10.0 million in 2009. The charges were comprised of employee severance costs of approximately $7.6 million, charges related to the termination of certain external sales representatives of approximately $2.3 million and operating lease impairments of approximately $0.1 million.
No significant restructuring activities were initiated in 2008.
In 2007, we announced a restructuring of our operations in order to lower our overall cost structure and enhance near and long term profitability of the company. The restructuring plan included the elimination of 67 jobs and the consolidation of excess facilities resulting in the restructuring of our office leases in San Diego and Santa Cruz, California; Ottawa, Canada; and Hong Kong.
The restructuring charges are included in our consolidated statements of income as follows:

(In thousands)	2009	2008	2007
Cost of sales	$137	$—	$—
Research and development expense	4,104	—	1,767
Selling, general, and administrative expense	5,728	—	3,472

	$9,969	$—	$5,239

The following table summarizes the significant activity within, and components of, our restructuring obligations as of December 31, 2009 and December 31, 2008:

		Operating	External Sales
	Employee	Lease	Representative	Other
(In thousands)	severance costs	impairments	Termination	costs	Total

Restructuring obligations as of December 28, 2007 (1)	$2,619	$1,282	$—	$360	$4,261
Cash payments	(2,619)	(1,001)	—	(341)	(3,961)
Other adjustments (2)	—	452	—	50	502

Restructuring obligations as of December 31, 2008 (1)	—	733	—	69	802
Restructuring charges recognized	7,588	62	2,319	—	9,969
Cash payments	(7,072)	(617)	(1,898)	(59)	(9,646)
Other adjustments	(2)	(3)	(3)	(10)	(18)

Restructuring obligations as of December 31, 2009 (1)	$514	$175	$418	$—	$1,107

(1)	Principally included in Accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and December 31, 2008.

(2)
Principally represents adjustments to the net operating lease accrual associated with a change in estimate related to sub-lease income assumptions. The change in estimate was driven by an overall deterioration of real estate market conditions arising since the fourth quarter of 2007 in markets affected by our restructuring plan.

We anticipate that the remaining restructuring obligations of $1.1 million as of December 31, 2009 will be substantially paid prior to December 31, 2010.

Note 17: Fair Value of Financial Instruments
We define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, an exit price. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability, also taking into consideration the principal or most advantageous market in which we would transact and the market based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk and credit risk. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 Observable inputs such as quoted prices in active markets

Level 2 Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, which consist of our cash equivalents and marketable securities.
The following table summarizes the valuation of our financial instruments that were determined by using the following inputs as of December 31, 2009 and 2008:

		Fair Value Measurements as of December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$1,450,112	$1,450,112	$—	$—
Deferred compensation plan assets: (2)
Restricted cash equivalents	18,986	18,986	—	—
Equity securities	22,530	22,530	—	—
Fixed income securities	5,002	—	5,002	—
Mutual funds	23,373	22,523	850	—

Total	$1,520,003	$1,514,151	$5,852	$—

		Fair Value Measurements as of December 31, 2008
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable Inputs	Unobservable Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$1,190,271	$1,190,271	$—	$—
Deferred compensation plan assets: (2)
Restricted cash equivalents	17,379	17,379	—	—
Equity securities	14,592	14,592	—	—
Fixed income securities	6,239	—	6,239	—
Mutual funds	17,762	17,762	—	—

Total	$1,246,243	$1,240,004	$6,239	$—

(1)	Included in Cash and cash equivalents in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

(2)
Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

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

Note 18: Subsequent Events
We evaluated subsequent events through February 17, 2010 when the financial statements were issued.
On January 25, 2010, our board of directors declared a cash dividend of $0.05 per common share payable on March 1, 2010 to stockholders of record on February 10, 2010.
On January 28, 2010, our board of directors approved a 10 million share increase to the number of shares authorized for repurchase under our share repurchase program.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Altera Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainties in income taxes in 2007.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
San Jose, California
February 17, 2010

Supplementary Financial Data (unaudited)
Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$264,602	$279,201	$286,612	$364,998
Gross margin	$170,573	$185,613	$192,926	$249,717
Research and development expense	$58,190	$64,981	$70,097	$66,940
Selling, general, and administrative expense	$60,659	$53,679	$56,332	$63,404
Net income	$43,961	$47,423	$56,704	$102,974
Basic net income per share	$0.15	$0.16	$0.19	$0.35
Diluted net income per share	$0.15	$0.16	$0.19	$0.34
Cash dividends per common share	$0.05	$0.05	$0.05	$0.05

2008
Net sales	$336,071	$359,854	$356,755	$314,544
Gross margin	$218,762	$241,517	$239,350	$217,845
Research and development expense	$61,137	$63,623	$64,111	$68,846
Selling, general, and administrative expense	$63,131	$64,173	$65,330	$62,757
Net income	$83,924	$97,982	$94,704	$83,041
Basic net income per share	$0.27	$0.33	$0.31	$0.28
Diluted net income per share	$0.27	$0.32	$0.31	$0.28
Cash dividends per common share	$0.04	$0.05	$0.05	$0.05
During the first and third quarters of 2009, we recorded restructuring charges of $5.2 million and $4.8 million, respectively.
During the third quarter of 2009, we reduced our allowance for doubtful accounts based on our sustained favorable collection experience and estimated probable credit losses in our existing accounts receivable based on analysis of current aging, economic indicators and customer conditions. This change in accounting estimate reduced our Selling, general and administrative expense by $2.3 million.
During the third quarter of 2009, we changed the expected forfeiture rate that we apply when amortizing stock-based compensation cost from 10.2% to 8.0% based on recent and expected employee turnover rates. This change in accounting estimate resulted in a $3.4 million increase in our stock-based compensation expense ($0.1 million increase in Cost of sales, $1.4 million increase in Research and development expense, and $1.9 million increase in Selling, general and administrative expense).
In January 2009, we modified our retiree medical plan. As a result, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan resulted in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of February 17, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a — 15(f) and 15(d) — 15(f) under the Exchange Act) that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
The current members of the audit committee are Susan Wang (Chair), Robert J. Finocchio, Greg E. Myers and T. Michael Nevens, each of whom is “independent” as defined by current NASD listing standards.
The board of directors has determined that all members of the audit committee are financial experts as defined by Item 401(h) of Regulation S-K of the Exchange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers, including our principal financial officer and principal accounting officer. This code of ethics is posted on our web site. The Internet address for our web site is www.altera.com, and the code of ethics can be found from our main web page by clicking on “Investor Relations” under the “Corporate” heading, then clicking on “Corporate Governance” under the “Investor Overview” heading and choosing “Code of Ethics for Senior Financial Officers.” We will also provide a copy of the code of ethics, free of charge, upon request made to Altera Corporation, Attn: Investor Relations, 101 Innovation Drive, San Jose, California 95134. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our web site, at the location specified above.
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

ALTERA CORPORATION
By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 17, 2010
POWER OF ATTORNEY
Know all persons by these present, that each person whose signature appears below constitutes and appoints Ronald J. Pasek, his or her attorney-in-fact, with the full power of substitution, for him or her, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2010

/s/ RONALD J. PASEK Ronald J. Pasek	Senior Vice President and Chief Financial Officer (Principal Financial Officer )	February 17, 2010

/s/ JAMES W. CALLAS James W. Callas	Vice President and Controller (Principal Accounting Officer )	February 17, 2010

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director and Lead Independent Director	February 17, 2010

/s/ KEVIN MCGARITY Kevin McGarity	Director	February 17, 2010

/s/ GREG E. MYERS Greg E. Myers	Director	February 17, 2010

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	February 17, 2010

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	February 17, 2010

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 17, 2010

/s/ SUSAN WANG Susan Wang	Director	February 17, 2010

Exhibit Index

Exhibit Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation, as currently in effect.(1)

3.2		By-laws of the Registrant, as currently in effect.(2)

4.1		Specimen copy of certificate for shares of common stock of the Registrant.(3)

10.2	+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 12, 2009.(4)

10.3		Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors.(5)

10.9	+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective November 6, 2008.(23)

10.10	+	Form of Deferred Compensation Agreement.(24)

10.11	*	Wafer Supply Agreement dated June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(6)

10.12	*
Amendment No. 1 dated as of October 1, 1995 to Wafer Supply Agreement dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. and to Option Agreement 1 dated as of June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(7)

10.13
Amendment of Supply Agreement (Related to the Wafer Supply Agreement dated June 26, 1995) dated May 16, 1997 and counter signed June 1, 1997 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(8)

10.14		Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(9)

10.15	+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006.(10)

10.16	+	Form of Stock Option Agreement under 1996 Stock Option Plan.(11)

10.17	+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(12)

10.18	+	1998 Director Stock Option Plan, as amended effective October 2001.(13)

10.19	+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(14)

10.20	+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 12, 2009.(15)

10.21	+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.22	+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.23	+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(17)

10.30	+	Altera Corporation 2009 Executive Bonus Plan.(18)

10.31		Product Distribution Agreement with Arrow Electronics Incorporated, effective January 26, 1999.(19)

10.32	*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(20)

10.33	*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(20)

10.34	*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(20)

10.37		Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders. (21)

10.38
Letter of Acceptance of a Construction Contract dated January 11, 2008, by and among Altera Corporation (M) SDN. BHD., B.L. Tay Architect, on behalf of Altera Malaysia, and Nakano Construction SDN. BHD. (22)

Exhibit Number	Exhibit

#11.1	Computation of Earnings per Share (included in Note 9 to our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included in this Annual Report on Form 10-K).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended January 2, 2004.

(2)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 29, 2008.

(3)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 25, 2009.

(5)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 26, 2008.

(6)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 1995.

(7)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1995.

(8)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 2, 2004.

(10)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended June 29, 2007.

(11)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 27, 2002.

(12)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended October 2, 2004.

(13)	Incorporated by reference to the Registrant’s report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2001.

(15)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 25, 2009.

(16)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended July 1, 2005.

(17)	Incorporated by reference to the Registrant’s report on Form 8-K filed on February 2, 2006.

(18)	Incorporated by reference to the Registrant’s report on Form 8-K filed on March 6, 2009.

(19)	Incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 1999.

(20)	Incorporated by reference to the Registrant’s report on Form 10-K/A for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant’s report on Form 8-K filed on September 5, 2007.

(22)	Incorporated by reference to the Registrant’s report on Form 8-K filed on January 17, 2008.

(23)	Incorporated by reference to the Registrant’s report on Form 10-K filed on February 25, 2009.

(24)	Incorporated by reference to the Registrant’s report on Form 10-K filed on February 25, 2009.

#	Filed herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.