Form 10-Q
period 2010-04-02
ALTERA CORP
filed 2010-04-26
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding at April 14, 2010: 301,656,409

PAGE
NUMBER

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4: Controls and Procedures	31

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	32

ITEM 1A: Risk Factors	32

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 6: Exhibits	33

Signatures	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2,	December 31,
(In thousands, except par value amount)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,738,375	$1,546,672
Accounts receivable, net	360,135	218,144
Inventories	87,319	69,705
Deferred income taxes — current	80,337	79,164
Deferred compensation plan — marketable securities	49,634	50,905
Deferred compensation plan — restricted cash equivalents	18,940	18,986
Other current assets	59,721	58,194

Total current assets	2,394,461	2,041,770
Property and equipment, net	169,023	174,516
Deferred income taxes — non-current	55,057	59,249
Other assets, net	18,828	17,696

Total assets	$2,637,369	$2,293,231

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,554	$50,520
Accrued liabilities	21,586	32,256
Accrued compensation and related liabilities	52,880	49,862
Deferred compensation plan obligations	68,574	69,891
Deferred income and allowances on sales to distributors	399,869	281,885
Income taxes payable	3,913	5,547

Total current liabilities	613,376	489,961
Income taxes payable — non-current	203,057	210,967
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,435	6,967

Total liabilities	1,323,868	1,207,895

Commitments and contingencies
(See “Note 10-Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 301,173 at April 2, 2010 and 296,817 shares at December 31, 2009	301	297
Capital in excess of par value	465,307	372,098
Retained earnings	847,893	712,941

Total stockholders’ equity	1,313,501	1,085,336

Total liabilities and stockholders’ equity	$2,637,369	$2,293,231

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 2,	March 27,
(In thousands, except per share amounts)	2010	2009
Net sales	$402,295	$264,602
Cost of sales	114,936	94,029

Gross margin	287,359	170,573
Research and development expense	64,340	58,190
Selling, general, and administrative expense	62,181	60,659
Compensation expense — deferred compensation plan	2,228	23
Gain on deferred compensation plan securities	(2,228)	(23)
Interest income and other	(592)	(3,378)
Interest expense	1,291	1,338

Income before income taxes	160,139	53,764
Income tax expense	6,966	9,803

Net income	$153,173	$43,961

Net income per share:
Basic	$0.51	$0.15

Diluted	$0.50	$0.15

Shares used in computing per share amounts:
Basic	298,566	293,105

Diluted	304,327	294,881

Cash dividends per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	April 2,	March 27,
	2010	2009

Cash Flows from Operating Activities:
Net income	$153,173	$43,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,066	7,516
Stock-based compensation	14,062	15,842
Deferred income tax expense	909	1,838
Tax effect of employee stock plans	3,105	(1,026)
Excess tax benefit from employee stock plans	(1,828)	(45)
Gain on substantive termination of retiree medical plan	—	(6,488)
Changes in assets and liabilities:
Accounts receivable, net	(141,991)	(98,690)
Inventories	(17,614)	21,304
Other assets	(2,694)	19,385
Accounts payable and other liabilities	11,477	(10,399)
Deferred income and allowances on sales to distributors	117,984	39,908
Income taxes payable	(7,434)	7,551
Deferred compensation plan obligations	(3,545)	3,327

Net cash provided by operating activities	132,670	43,984

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,538)	(4,553)
Sales (purchases) of deferred compensation plan securities, net	3,545	(3,327)
Purchases of intangible assets	—	(438)

Net cash provided by (used in) investing activities	2,007	(8,318)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	77,482	2,305
Shares withheld for employee taxes	(4,784)	(3,783)
Payment of dividends to stockholders	(14,873)	(14,663)
Excess tax benefit from stock-based compensation	1,828	45
Principal payments on capital lease obligations	(2,627)	(2,022)

Net cash provided by (used in) financing activities	57,026	(18,118)

Net increase in cash and cash equivalents	191,703	17,548
Cash and cash equivalents at beginning of period	1,546,672	1,216,743

Cash and cash equivalents at end of period	$1,738,375	$1,234,291

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2009 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K, as filed on February 17, 2010 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three months ended April 2, 2010 are not necessarily indicative of the results to be expected for any future period.
Note 2 — Recent Accounting Pronouncements
Accounting Standards Adopted in the Three Months Ended April 2, 2010
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements which will be adopted in 2011. See Note 15 — Fair Value of Financial Instruments to our consolidated financial statements.
Subsequent Events
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 2, 2010. See Note 16 — Subsequent Event to our consolidated financial statements.

Note 3 — Accounts Receivable, Net and Significant Customers
Accounts receivable, net was comprised of the following:

	April 2,	December 31,
(In thousands)	2010	2009
Gross accounts receivable	$361,109	$218,647
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(474)	(3)

Accounts receivable, net	$360,135	$218,144

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
	April 2,	March 27,
(Percentage of Net Sales)	2010	2009

Sales to distributors	78%	80%
Sales to OEMs	22%	20%

	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	41%	41%
Macnica, Inc. (“Macnica”)	17%	14%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended April 2, 2010 and March 27, 2009.
No individual OEM accounted for more than 10% of our net sales for the three months ended April 2, 2010, while Huawei Technologies Co., Ltd., an OEM, individually accounted for 12% of our net sales for the three months ended March 27, 2009. No other individual OEM accounted for more than 10% of our net sales for the three months ended March 27, 2009.
As of April 2, 2010, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 34%, 35% and 11%, respectively, of our total accounts receivable. As of December 31, 2009, accounts receivable from Arrow, Macnica and Avnet, individually accounted for approximately 36%, 21% and 14%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of April 2, 2010 or December 31, 2009.

Note 4 — Inventories
Inventories were comprised of the following:

	April 2,	December 31,
(In thousands)	2010	2009
Raw materials	$8,281	$7,158
Work in process	50,985	39,652
Finished goods	28,053	22,895

Total inventories	$87,319	$69,705

Note 5 — Property and Equipment
Property and equipment, net was comprised of the following:

	April 2,	December 31,
(In thousands)	2010	2009
Land and land rights	$23,108	$23,108
Buildings	146,868	152,557
Equipment and software	216,068	213,187
Office furniture and fixtures	23,989	20,798
Leasehold improvements	6,930	6,930
Construction in progress	1,690	1,464

Property and equipment, at cost	418,653	418,044
Accumulated depreciation and amortization	(249,630)	(243,528)

Property and equipment, net	$169,023	$174,516

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $7.0 million and $7.5 million for the three months ended April 2, 2010 and March 27, 2009, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.
Assets held under capital leases, included in Equipment and software as presented above, totaled $7.5 million (net of accumulated amortization of $8.0 million) as of April 2, 2010 and $8.6 million (net of accumulated amortization of $6.9 million) as of December 31, 2009.
Note 6 — Deferred Income and Allowances on Sales to Distributors
Deferred income and allowances on sales to distributors was comprised of the following:

	April 2,	December 31,
(In thousands)	2010	2009

Deferred revenue on shipment to distributors	$489,849	$363,448
Deferred cost of sales on shipment to distributors	(35,694)	(28,971)

Deferred income on shipment to distributors	454,155	334,477
Advances to distributors	(62,776)	(60,877)
Other deferred revenue (1)	8,490	8,285

Total	$399,869	$281,885

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for the three months ended April 2, 2010 and March 27, 2009 was as follows:

	Three Months Ended
	April 2,	March 27,
(In thousands)	2010	2009

Balance at beginning of period	$281,885	$205,674
Deferred revenue recognized upon shipment to distributors	1,846,658	968,215
Deferred costs of sales recognized upon shipment to distributors	(99,028)	(73,536)
Decrease (increase) in advances to distributors	(1,899)	48,103
Revenue recognized upon sell-through to end customers	(305,489)	(203,426)
Costs of sales recognized upon sell-through to end customers	84,689	64,871
Earned distributor price concessions (1)	(1,388,277)	(706,867)
Returns	(18,875)	(57,712)
Increase in other deferred revenue	205	260

Balance at end of period	$399,869	$245,582

(1)
Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes, and factors associated with timing of shipments to distributors.

Distributor advances, included in Deferred income and allowances on sales to distributors in our consolidated balance sheets, totaled $62.8 million as of April 2, 2010 and $60.9 million as of December 31, 2009. We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor’s working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $42.3 million as of April 2, 2010 and $33.0 million as of December 31, 2009. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.
Note 7 — Comprehensive Income
The components of comprehensive income were as follows:

	Three Months Ended
	April 2,	March 27,
(In thousands)	2010	2009

Net income	$153,173	$43,961
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	1,118

Comprehensive income	$153,173	$45,079

Note 8 — Income Per Share
A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
	April 2,	March 27,
(In thousands, except per share amounts)	2010	2009

Basic:

Net income	$153,173	$43,961

Basic weighted shares outstanding	298,566	293,105

Net income per share	$0.51	$0.15

Diluted:

Net income	$153,173	$43,961

Weighted shares outstanding	298,566	293,105
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	5,761	1,776

Diluted weighted shares outstanding	304,327	294,881

Net income per share	$0.50	$0.15

In applying the treasury stock method, we excluded 10.6 million and 33.9 million stock option shares for the three months ended April 2, 2010 and March 27, 2009, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of April 2, 2010 and March 27, 2009 were included in our treasury stock method calculation.

Note 9 — Long-term Credit Facility
Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of April 2, 2010 and December 31, 2009 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of April 2, 2010 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of April 2, 2010. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of April 2, 2010, $250 million was available under the Facility.
The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of April 2, 2010, we were in compliance with all such covenants.
Note 10 — Commitments and Contingencies
Indemnification and Product Warranty
We indemnify certain customers, distributors, suppliers, and subcontractors for attorney’s fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secrets, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
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
Purchase Obligations
We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of April 2, 2010, we had approximately $180.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Legal Proceedings
We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.
In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera’s board of directors. The plaintiff served the demand on November 4, 2009. The board of directors has completed its review of the demand and has decided to reject the plantiff’s demand.
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
Note 11 — Stock-Based Compensation
Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).
2005 EQUITY INCENTIVE PLAN
Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU“s), performance-based restricted stock units (“PRSU“s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options, RSUs and PRSUs granted under the 2005 Plan have a maximum contractual term of ten years. As of April 2, 2010, the 2005 Plan had a total of 27.8 million shares reserved for future issuance, of which 17.4 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the three months ended April, 2, 2010 and information regarding RSUs and PRSUs outstanding and expected to vest as of April 2, 2010 is as follows:

		Weighted-Average
		Grant-Date	Weighted-Average	Aggregate
(In thousands, except per share	Number of	Fair Market Value	Remaining Contractual	Intrinsic
amounts and terms)	Shares	Per Share	Term (in Years)	Value (1)
Outstanding, December 31, 2009	6,952	$19.36
Grants	615	$23.39
Vested	(688)	$19.25
Forfeited	(114)	$19.83

Outstanding, April 2, 2010	6,765	$19.73	1.6	$158,774

Vested and expected to vest, April 2, 2010	5,957	$19.73	1.5	$139,821

(1)
Aggregate intrinsic value represents the closing price per share of our stock on April 2, 2010, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of April 2, 2010.

A summary of stock option activity for the three months ended April, 2, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of April 2, 2010 is as follows:

		Weighted-Average	Weighted-Average	Aggregate
(In thousands, except per share	Number of	Exercise Price	Remaining Contractual	Intrinsic
amounts and terms)	Shares	Per Share	Term (in Years)	Value (1)
Outstanding, December 31, 2009	30,834	$21.89
Grants	75	$21.88
Exercises	(3,893)	$19.90
Forfeited/Cancelled/Expired	(219)	$26.06

Outstanding, April 2, 2010	26,797	$22.14	3.2	$55,521

Exercisable, April 2, 2010	26,136	$22.19	3.0	$53,543

Vested and expected to vest, April 2, 2010	26,741	$22.15	3.1	$55,355

(1)
For those stock options with an exercise price below the closing price per share on April 2, 2010, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on April 2, 2010, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of April 2, 2010.

For the three months ended April 2, 2010 and March 27, 2009, 3.9 million and 0.2 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three months ended April 2, 2010 and March 27, 2009 was $17.9 million and $0.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three months ended April 2, 2010 and March 27, 2009 was $77.5 million and $2.3 million, respectively.

1987 EMPLOYEE STOCK PURCHASE PLAN
Our ESPP has two consecutive, overlapping twelve-month offering periods, with a new period commencing on the first trading day on or after May 1 and November 1 of each year and terminating on the last trading day on or before April 30 and October 31. Each twelve-month offering period generally includes two six-month purchase periods. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last trading day of the purchase period. If the fair market value at the end of any purchase period is less than the fair market value at the beginning of the offering period, each participant is automatically withdrawn from the current offering period following the purchase of shares on the purchase date and is automatically re-enrolled in the immediately following offering period.
There were no shares sold to employees under our ESPP during the three months ended April 2, 2010. As of April 2, 2010, 2.2 million shares were available for future issuance under the ESPP.
VALUATION AND EXPENSE INFORMATION
The assumptions used to estimate the fair value of RSUs and PRSUs were as follows:

	Three Months Ended
	April 2,	March 27,
	2010	2009
Risk-free interest rate	1.2%	1.1%
Dividend yield	0.9%	1.4%
Weighted-average estimated fair value	$22.91	$14.31
In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three months ended April 2, 2010 and March 27, 2009 was as follows:

	Three Months Ended
	April 2,	March 27,
(In thousands)	2010	2009

Cost of sales	$280	$475
Research and development	6,153	6,654
Selling, general, and administrative	7,629	8,713

Pre-tax stock-based compensation expense	14,062	15,842
Less: income tax benefit	(4,027)	(4,165)

Net stock-based compensation expense	$10,035	$11,677

No stock-based compensation was capitalized during any period presented above. As of April 2, 2010, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $97.5 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12 — Income Taxes
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended April 2, 2010 was 4.3%, compared with 18.2% for the three months ended March 27, 2009. The significant net decrease in our effective tax rate in the quarter ended April 2, 2010 was primarily due to the impact of certain discrete tax adjustments. We reversed $11.7 million of liabilities for uncertain tax positions during the three month period ended April 2, 2010 as a result of a court ruling issued on March 22, 2010 which held that stock-based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. In addition, we reversed $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. The decrease in our effective tax rate in the quarter was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. In addition, the IRS has completed field examinations of our tax returns for 2005 through 2007 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.3 million (excluding interest) for those years. We are contesting through the administrative process the IRS claims regarding our 2005 through 2007 tax years. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Ireland, Japan, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months.
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
As of April 2, 2010, we had $235.6 million of unrecognized tax benefits. On December 31, 2009, we had $244.1 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $43.1 million and $47.1 million for the payment of interest and penalties related to uncertain tax positions as of April 2, 2010 and December 31, 2009, respectively.
Note 13 — Non-Qualified Deferred Compensation Plan
We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of April 2, 2010, there were approximately 122 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $68.6 million and $69.9 million as of April 2, 2010 and December 31, 2009, respectively.
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
Note 14 — Restructuring Charges
During the three months ended March 27, 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the three months ended March 27, 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the first quarter of 2010. We anticipate that the remaining restructuring obligations of $0.7 million as of April 2, 2010 will be substantially paid prior to December 31, 2010.

Note 15 — Fair Value Measurements
We define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This is sometimes referred to as an “exit price”. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability, also taking into consideration the principal or most advantageous market in which market participants would transact and the market based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk and credit risk. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table summarizes the valuation of our financial instruments which was determined by using the following inputs as of April 2, 2010 and December 31, 2009:

		Fair Value Measurements as of April 2, 2010
				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents(1)
Money market funds	$1,659,859	$1,659,859	$—	$—

Deferred compensation plan assets:(2)
Restricted cash equivalents	18,940	18,940	—	—
Equity securities	20,651	20,651	—	—
Fixed income securities	5,265	—	5,265	—
Mutual funds	23,718	22,839	879	—

Total	$1,728,433	$1,722,289	$6,144	$—

		Fair Value Measurements as of December 31, 2009
				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents(1)
Money market funds	$1,450,112	$1,450,112	$—	$—

Deferred compensation plan assets:(2)
Restricted cash equivalents	18,986	18,986	—	—
Equity securities	22,530	22,530	—	—
Fixed income securities	5,002	—	5,002	—
Mutual funds	23,373	22,523	850	—

Total	$1,520,003	$1,514,151	$5,852	$—

(1)	Included in Cash and cash equivalents in our consolidated balance sheets.

(2)	Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.

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
Note 16 — Subsequent Event
On April 19, 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on June 1, 2010 to stockholders of record on May 10, 2010.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Examples of forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; and (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.
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
Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS
Sales Overview
We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.
Our net sales of $402.3 million for the three months ended April 2, 2010 increased by $137.7 million, or 52%, from our net sales of $264.6 million for the three months ended March 27, 2009. The significant increase in net sales was broad-based, covering large and small customer categories, and covering all geographies (excluding Japan). The increase was primarily due to strong growth in sales of our New Products and Mainstream Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs, and the resulting FPGA cost advantage is accelerating ASIC replacement.
Sales by Product Category
We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:
•	New Products include the Stratix® III, Stratix IV (including E, GX and GT), Arria® II GX, Cyclone® III, Cyclone IV GX, MAX® II, and HardCopy III devices;
•	Mainstream Products include the Stratix II (and GX), Arria GX, Cyclone II, and HardCopy II devices; and
•
Mature and Other Products include the Stratix (and GX), Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy, FLEX® series, APEX™ series, Mercury™, Excalibur™, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories’ compositions are adjusted approximately every two to three years. During the three months ended April 2, 2010, we adjusted product categories to move certain products from New Products to Mainstream Products and certain products from Mainstream Products to Mature and Other Products. All prior period data has been adjusted to conform to the current classification. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers’ later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Net sales by product category were as follows:

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
	2010	2009	2009	Change	Change

New	34%	16%	29%	216%	29%
Mainstream	30%	35%	32%	32%	5%
Mature and Other	36%	49%	39%	11%	—

Net Sales	100%	100%	100%	52%	10%

Sales by Vertical Market
The following vertical market data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of net sales to a vertical market requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported.

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
	2010	2009	2009	Change	Change

Telecom & Wireless	40%	46%	41%	32%	8%
Industrial Automation, Military & Auto	24%	21%	23%	75%	15%
Networking, Computer & Storage	13%	15%	14%	30%	-1%
Other	23%	18%	22%	96%	18%

Net Sales	100%	100%	100%	52%	10%

Sales of FPGAs and CPLDs
Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”).

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
	2010	2009	2009	Change	Change

FPGA	79%	77%	78%	56%	11%
CPLD	14%	14%	15%	48%	6%
Other Products	7%	9%	7%	21%	5%

Net Sales	100%	100%	100%	52%	10%

Sales by Geography
During the first quarter of 2010, we introduced new geographic terms of Americas (previously reported as North America), and EMEA (including Europe, the Middle East and Africa, previously reported as Europe) to more closely align with the geographic regions we serve.
The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The introduction of new geographic terms had no impact on any prior period data, as previously reported. The geographic location of distributors may be different from the geographic location of the ultimate end users.
Net sales by geography were as follows:

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
	2010	2009	2009	Change	Change

Americas	19%	19%	21%	59%	3%
Asia Pacific	40%	38%	39%	57%	11%
EMEA	24%	24%	21%	53%	28%
Japan	17%	19%	19%	34%	-2%

Net Sales	100%	100%	100%	52%	10%

Price Concessions and Product Returns from Distributors
We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $1.4 billion and $0.7 billion for the three months ended April 2, 2010 and March 27, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $18.9 million and $57.7 million for the three months ended April 2, 2010 and March 27, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.
Gross Margin

	Three Months Ended
	April 2,	March 27,	December 31,
	2010	2009	2009

Gross Margin Percentage	71.4%	64.5%	68.4%
Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. Our gross margin percentage for the three months ended April 2, 2010, compared with the three months ended March 27, 2009 and December 31, 2009, increased by 6.9 points and 3.0 points, respectively, primarily as a result of manufacturing cost reductions, specifically due to improved yields on certain of our new products and increased efficiency in our processes. In addition, our gross margin percentage for the three months ended April 2, 2010 was affected by a substantial increase in revenue from our smaller, higher margin customer base, compared with the same period in 2009. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.
Stock-based compensation expense included in Cost of sales during the three months ended April 2, 2010 and March 27, 2009 did not have a significant impact on our gross margin.
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

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
(In millions)	2010	2009	2009	Change	Change

Research and Development Expense	$64.3	$58.2	$66.9	11%	-4%
Percentage of Net Sales	16.0%	22.0%	18.3%
Research and development expense for the three months ended April 2, 2010 increased by $6.1 million, or 11%, when compared with the three months ended March 27, 2009. The increase was primarily due to a $6.9 million increase in variable compensation expense based on higher operating results for the three months ended April 2, 2010 and the absence of a gain of $3.6 million from the substantive termination of our retiree medical plan during the three months ended March 27, 2009, partially offset by a $2.7 million decrease in labor costs as a result of cost savings from our restructuring activities initiated in 2009 and a $1.7 million decrease in spending on masks and wafers.
Selling, General, and Administrative Expense
Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year-
	April 2,	March 27,	December 31,	Over-Year	Sequential
(In millions)	2010	2009	2009	Change	Change
Selling, General and Administrative Expense	$62.1	$60.7	$63.4	2%	-2%
Percentage of Net Sales	15.5%	22.9%	17.4%
Selling, general, and administrative expense for the three months ended April 2, 2010 increased by $1.4 million, or 2%, when compared with the three months ended March 27, 2009. The increase was primarily due to a $3.9 million increase in variable compensation expense based on higher operating results for the three months ended April 2, 2010 and the absence of a gain of $2.6 million from the substantive termination of our retiree medical plan during the three months ended March 27, 2009, partially offset by a $2.7 million decrease in labor costs as a result of cost savings from our restructuring activities initiated in 2009 and a $2.3 million decrease in commission expenses and contract termination costs due to the termination of certain external sales representatives during the three months ended March 27, 2009.

Deferred Compensation Plan
We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our consolidated statements of income. We reported net investment gains of $2.2 million on NQDC Plan assets for the three months ended April 2, 2010. There was no significant gain or loss on NQDC Plan assets for the three months ended March 27, 2009. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.
Interest Income and Other
Interest income and other decreased by $2.8 million for the three months ended April 2, 2010 when compared with the same period in 2009. Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds.
Interest Expense
Interest expense for the quarter ended April 2, 2010 remained relatively flat when compared with the same periods in 2009, as a result of consistency in the amount of outstanding borrowings and the comparability of interest rates in each period. See Note 9 — Long-term Credit Facility to our consolidated financial statements.

Income Tax Expense
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended April 2, 2010 was 4.3%, compared with 18.2% for the three months ended March 27, 2009. The significant net decrease in our effective tax rate in the quarter ended April 2, 2010 was primarily due to the impact of certain discrete tax adjustments. We reversed $11.7 million of liabilities for uncertain tax positions during the three month period ended April 2, 2010 as a result of a court ruling issued on March 22, 2010 which held that stock-based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. In addition, we reversed $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. The decrease in our effective tax rate in the quarter was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit. See Note 12 — Income Taxes to our consolidated financial statements for further discussion of our effective tax rate.
As of April 2, 2010, we had $235.6 million of unrecognized tax benefits. We are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.
Restructuring Charges
During the three months ended March 27, 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the three months ended March 27, 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the first quarter of 2010. We anticipate that the remaining restructuring obligations of $0.7 million as of April 2, 2010 will be substantially paid prior to December 31, 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of April 2, 2010, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of April 2, 2010, we were in compliance with all such covenants. See Note 9 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.
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
Our cash and cash equivalents balance during the three months ended April 2, 2010 increased by $0.2 billion. The change in cash and cash equivalents during the three months ended April 2, 2010 and March 27, 2009 was as follows:

	Three Months Ended
	April 2,	March 27,
(In thousands)	2010	2009

Net cash provided by operating activities	$132,670	$43,984
Net cash provided by (used in) investing activities	2,007	(8,318)
Net cash provided by (used in) financing activities	57,026	(18,118)

Net increase in cash and cash equivalents	$191,703	$17,548

Operating Activities
For the three months ended April 2, 2010, our operating activities provided $132.7 million in cash, primarily attributable to net income of $153.2 million, adjusted for non-cash stock-based compensation expense of $15.3 million (net of related tax effects), depreciation and amortization of $7.1 million, and deferred income tax expense of $0.9 million. The net decrease of $43.8 million in working capital accounts (excluding cash and cash equivalents) was primarily due to a $142.0 million increase in Accounts receivable, net, a $17.6 million increase in Inventories, and a $7.4 million decrease in Income tax payable, partially offset by an $11.5 million increase in Accounts payable and other liabilities and a $118.0 million increase in Deferred income and allowances on sales to distributors.

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
The $142.0 million increase in Accounts receivable, net, principally related to increased gross billings to distributors and OEMs associated with an upward trend in demand for our products in March 2010 compared with December 2009. The $118.0 million increase in Deferred income and allowances on sales to distributors was not as significant an increase as was experienced in Accounts receivable, net, from the increased gross billings, due to the timing factors as discussed above. As previously mentioned, gross billings were significantly higher in March 2010 than in December 2009, but were outpaced by sell-through to end customers when comparing the same periods, thus lessening the impact of the increase in gross billings on Deferred income and allowances on sales to distributors. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.
The $17.6 million increase in Inventories was primarily attributable to our plan to get back to a desired inventory level. The $11.5 million increase in Accounts payable and other liabilities was primarily due to the increase in inventory purchase during the three months ended April 2, 2010. The $7.4 million decrease in Income tax payable was primarily due to the impact of a discrete tax adjustment as a result of the court ruling issued on March 22, 2010 which held that stock-based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. See Note 12 — Income Taxes to our consolidated financial statements.
Investing Activities
Cash used in investing activities in the three months ended April 2, 2010 primarily consisted of net sales of deferred compensation plan securities of $3.5 million and purchases of property and equipment of $1.5 million.
Financing Activities
Cash provided by financing activities in the three months ended April 2, 2010 primarily consisted of proceeds of $77.5 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $14.9 million, principal payments on capital lease obligations of $2.6 million and minimum statutory withholding for vested restricted stock units of $4.8 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS
We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of April 2, 2010, we had approximately $180.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.
We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2009. The balance of our capital lease obligations included in our consolidated balance sheets was $0.2 million as of April 2, 2010 and $2.9 million as of December 31, 2009.
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
As of April 2, 2010, we had $235.6 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of April 2, 2010, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 2, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
IMPACT OF FOREIGN CURRENCY AND INFLATION
We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three months ended April 2, 2010 and March 27, 2009 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.
SUBSEQUENT EVENT
On April 19, 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per common share, which is payable on June 1, 2010 to stockholders of record on May 10, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in the Three Months Ended April 2, 2010
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements which will be adopted in 2011. See Note 15 — Fair Value of Financial Instruments to our consolidated financial statements.
Subsequent Events
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 2, 2010. See Note 16 — Subsequent Event to our consolidated financial statements.
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
In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of April 2, 2010 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of April 2, 2010 was LIBOR plus 0.425%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.125% as of April 2, 2010.

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
Foreign Currency Risk
We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at April 2, 2010, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.
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
Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) — 15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II OTHER INFORMATION
ITEM 1: Legal Proceedings
This information is included in Note 10 — Commitments and Contingencies to our consolidated financial statements in Item 1 and is incorporated herein by reference.
ITEM 1A: Risk Factors
There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.
Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are inapplicable.
2(c) Issuer Purchases of Equity Securities

Except for the shares tendered by employees to satisfy minimum statutory withholding requirements on employee stock award transactions, we did not repurchase any of our common stock during the three months ended April 2, 2010. Since the inception of our stock repurchase program in 1996 through April 2, 2010, our board of directors has authorized 183.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of April 2, 2010, 4.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.
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

ALTERA CORPORATION
By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.