Form 10-Q
period 2010-07-02
ALTERA CORP
filed 2010-07-26
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding at July 14, 2010: 307,223,673

PAGE
NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	26

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6. Exhibits	28

Signatures	29

Exhibit 10.2
Exhibit 10.20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2,	December 31,
(In thousands, except par value amount)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,067,215	$1,546,672
Accounts receivable, net	358,006	218,144
Inventories	99,955	69,705
Deferred income taxes — current	88,438	79,164
Deferred compensation plan — marketable securities	47,050	50,905
Deferred compensation plan — restricted cash equivalents	18,053	18,986
Other current assets	72,656	58,194

Total current assets	2,751,373	2,041,770
Property and equipment, net	165,432	174,516
Deferred income taxes — non-current	47,384	59,249
Other assets, net	18,801	17,696

Total assets	$2,982,990	$2,293,231

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$110,088	$50,520
Accrued liabilities	19,857	32,256
Accrued compensation and related liabilities	63,656	49,862
Deferred compensation plan obligations	65,103	69,891
Deferred income and allowances on sales to distributors	395,429	281,885
Income taxes payable	6,569	5,547

Total current liabilities	660,702	489,961
Income taxes payable — non-current	220,204	210,967
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,133	6,967

Total liabilities	1,388,039	1,207,895

Commitments and contingencies (See “Note 10 — Commitments and Contingencies”)
Stockholders’ equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding — 305,857 at July 2, 2010 and 296,817 shares at December 31, 2009	306	297
Capital in excess of par value	582,348	372,098
Retained earnings	1,012,297	712,941

Total stockholders’ equity	1,594,951	1,085,336

Total liabilities and stockholders’ equity	$2,982,990	$2,293,231

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net sales	$469,300	$279,201	$871,595	$543,803
Cost of sales	132,811	93,588	247,747	187,617

Gross margin	336,489	185,613	623,848	356,186
Research and development expense	65,625	64,981	129,965	123,171
Selling, general, and administrative expense	64,767	53,679	126,948	114,338
Compensation (benefit)/expense — deferred compensation plan	(3,642)	3,586	(1,414)	3,609
Loss/(gain) on deferred compensation plan securities	3,642	(3,586)	1,414	(3,609)
Interest income and other	(710)	(1,717)	(1,302)	(5,095)
Interest expense	1,103	1,321	2,394	2,659

Income before income taxes	205,704	67,349	365,843	121,113
Income tax expense	25,097	19,926	32,063	29,729

Net income	$180,607	$47,423	$333,780	$91,384

Net income per share:
Basic	$0.59	$0.16	$1.11	$0.31

Diluted	$0.58	$0.16	$1.09	$0.31

Shares used in computing per share amounts:
Basic	304,531	293,895	301,532	293,511

Diluted	310,757	295,503	307,526	295,157

Cash dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 2,	June 26,
	2010	2009

Cash Flows from Operating Activities:
Net income	$333,780	$91,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,504	14,714
Stock-based compensation	29,749	30,435
Deferred income tax benefit	(11,296)	(6,286)
Tax effect of employee stock plans	6,996	(1,897)
Excess tax benefit from employee stock plans	(6,465)	(231)
Gain on substantive termination of retiree medical plan	—	(6,488)
Changes in assets and liabilities:
Accounts receivable, net	(139,862)	(112,640)
Inventories	(30,250)	18,418
Other assets	(15,637)	30,018
Accounts payable and other liabilities	63,756	(21,019)
Deferred income and allowances on sales to distributors	113,544	27,160
Income taxes payable	24,146	26,037
Deferred compensation plan obligations	(3,374)	1,266

Net cash provided by operating activities	378,591	90,871
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,350)	(6,852)
Sales (purchases) of deferred compensation plan securities, net	3,374	(1,266)
Purchases of intangible assets	—	(510)

Net cash used in investing activities	(976)	(8,628)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	175,386	11,933
Shares withheld for employee taxes	(6,159)	(4,655)
Payment of dividends to stockholders	(30,137)	(29,370)
Excess tax benefit from stock-based compensation	6,465	231
Principal payments on capital lease obligations	(2,627)	(2,150)

Net cash provided by (used in) financing activities	142,928	(24,011)

Net increase in cash and cash equivalents	520,543	58,232
Cash and cash equivalents at beginning of period	1,546,672	1,216,743

Cash and cash equivalents at end of period	$2,067,215	$1,274,975

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
These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K, as filed on February 17, 2010 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three or six months ended July 2, 2010 are not necessarily indicative of the results to be expected for any future period.
Note 2 — Recent Accounting Pronouncements
Accounting Standards Adopted in the Six Months Ended July 2, 2010
Fair Value Measurements and Disclosures
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
Note 3 — Accounts Receivable, Net and Significant Customers
Accounts receivable, net was comprised of the following:

	July 2,	December 31,
(In thousands)	2010	2009
Gross accounts receivable	$361,325	$218,647
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(2,819)	(3)

Accounts receivable, net	$358,006	$218,144

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(Percentage of Net Sales)	2010	2009	2010	2009

Sales to distributors	84%	77%	85%	78%
Sales to OEMs	16%	23%	15%	22%

	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	48%	42%	48%	42%
Macnica, Inc. (“Macnica”)	20%	13%	19%	13%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three or six months ended July 2, 2010 and June 26, 2009.
No individual OEM accounted for more than 10% of our net sales for the three or six months ended July 2, 2010, while Huawei Technologies Co., Ltd., an OEM, individually accounted for 12% and 13% of our net sales for the three and six months ended June 26, 2009, respectively. No other individual OEM accounted for more than 10% of our net sales for the three or six months ended June 26, 2009.
As of July 2, 2010, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 37%, 38% and 11%, respectively, of our total accounts receivable. As of December 31, 2009, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 36%, 21% and 14%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of July 2, 2010 or December 31, 2009.
Note 4 — Inventories
Inventories were comprised of the following:

	July 2,	December 31,
(In thousands)	2010	2009
Raw materials	$10,291	$7,158
Work in process	58,422	39,652
Finished goods	31,242	22,895

Total inventories	$99,955	$69,705

Note 5 — Property and Equipment
Property and equipment, net was comprised of the following:

	July 2,	December 31,
(In thousands)	2010	2009
Land and land rights	$23,108	$23,108
Buildings	146,909	152,557
Equipment and software	210,346	213,187
Office furniture and fixtures	24,011	20,798
Leasehold improvements	6,819	6,930
Construction in progress	1,564	1,464

Property and equipment, at cost	412,757	418,044
Accumulated depreciation and amortization	(247,325)	(243,528)

Property and equipment, net	$165,432	$174,516

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $6.4 million and $13.4 million for the three and six months ended July 2, 2010, respectively. Depreciation expense was $7.1 million and $14.6 million for the three and six months ended June 26, 2009, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.
Assets held under capital leases, included in Equipment and software as presented above, totaled $6.5 million (net of accumulated amortization of $9.0 million) as of July 2, 2010 and $8.6 million (net of accumulated amortization of $6.9 million) as of December 31, 2009.
Note 6 — Deferred Income and Allowances on Sales to Distributors
Deferred income and allowances on sales to distributors was comprised of the following:

	July 2,	December 31,
(In thousands)	2010	2009

Deferred revenue on shipment to distributors	$584,777	$363,448
Deferred cost of sales on shipment to distributors	(39,374)	(28,971)

Deferred income on shipment to distributors	545,403	334,477
Advances to distributors	(157,333)	(60,877)
Other deferred revenue (1)	7,359	8,285

Total	$395,429	$281,885

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the six months ended July 2, 2010 and June 26, 2009 was as follows:

	Six Months Ended
	July 2,	June 26,
(In thousands)	2010	2009

Balance at beginning of period	$281,885	$205,674
Deferred revenue recognized upon shipment to distributors	4,216,374	2,089,836
Deferred costs of sales recognized upon shipment to distributors	(246,151)	(143,795)
(Increase) decrease in advances to distributors	(96,456)	20,937
Revenue recognized upon sell-through to end customers	(744,607)	(412,025)
Costs of sales recognized upon sell-through to end customers	217,260	137,145
Earned distributor price concessions (1)	(3,188,650)	(1,547,332)
Returns	(43,300)	(116,918)
Decrease in other deferred revenue	(926)	(688)

Balance at end of period	$395,429	$232,834

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
We also enter into arrangements that, in substance, finance distributors’ accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $55.9 million as of July 2, 2010 and$33.0 million as of December 31, 2009. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.
Note 7 — Comprehensive Income
The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In thousands)	2010	2009	2010	2009

Net income	$180,607	$47,423	$333,780	$91,384
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	—	—	1,118

Comprehensive income	$180,607	$47,423	$333,780	$92,502

Note 8 — Income Per Share
A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic:

Net income	$180,607	$47,423	$333,780	$91,384

Basic weighted shares outstanding	304,531	293,895	301,532	293,511

Net income per share	$0.59	$0.16	$1.11	$0.31

Diluted:

Net income	$180,607	$47,423	$333,780	$91,384

Weighted shares outstanding	304,531	293,895	301,532	293,511
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,226	1,608	5,994	1,646

Diluted weighted shares outstanding	310,757	295,503	307,526	295,157

Net income per share	$0.58	$0.16	$1.09	$0.31

In applying the treasury stock method, we excluded 2.5 million and 6.6 million stock option shares for the three and six months ended July 2, 2010, respectively, and 32.8 million and 33.3 million stock option shares for the three and six months ended June 26, 2009, respectively, because their effect was anti-dilutive. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of July 2, 2010 and June 26, 2009 were included in our treasury stock method calculation.
Note 9 — Long-term Credit Facility
Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of July 2, 2010 and December 31, 2009 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of July 2, 2010 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of July 2, 2010. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of July 2, 2010, $250 million was available under the Facility.
The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of July 2, 2010, we were in compliance with all such covenants.
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
Purchase Obligations
We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of July 2, 2010, we had approximately $235.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.
Legal Proceedings
We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.
In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera’s board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject the plantiff’s demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint.
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
Note 11 — Stock-Based Compensation
Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN
Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU“s), performance-based restricted stock units (“PRSU“s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options, RSUs and PRSUs granted under the 2005 Plan have a maximum contractual term of ten years. On May 6, 2010, our stockholders approved an amendment to the 2005 Plan to increase the shares reserved for future issuance by 5 million. As of July 2, 2010, the 2005 Plan had a total of 32.4 million shares reserved for future issuance, of which 22.4 million shares were available for future grants.
A summary of activity for our RSUs and PRSUs for the six months ended July 2, 2010 and information regarding RSUs and PRSUs outstanding and expected to vest as of July 2, 2010 is as follows:

		Weighted-Average	Weighted-Average
		Grant-Date Fair	Remaining	Aggregate
(In thousands, except per share	Number of	Market Value Per	Contractual	Intrinsic
amounts and terms)	Shares	Share	Term (in Years)	Value(1)
Outstanding, December 31, 2009	6,952	$19.36
Grants	782	$23.86
Vested	(839)	$19.65
Forfeited	(205)	$19.79

Outstanding, July 2, 2010	6,690	$19.84	1.4	$166,382

Vested and expected to vest, July 2, 2010	5,986	$19.84	1.3	$148,876

(1)	Aggregate intrinsic value represents the closing price per share of our stock on July 2, 2010, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of July 2, 2010.
A summary of stock option activity for the six months ended July 2, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of July 2, 2010 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
(In thousands, except per share	Number of	Exercise Price Per	Contractual	Intrinsic
amounts and terms)	Shares	Share	Term (in Years)	Value(1)
Outstanding, December 31, 2009	30,834	$21.89
Grants	75	$21.88
Exercises	(7,884)	$21.20
Forfeited/Cancelled/Expired	(346)	$28.60

Outstanding, July 2, 2010	22,679	$22.03	3.1	$78,461

Exercisable, July 2, 2010	22,146	$22.06	3.0	$76,130

Vested and expected to vest, July 2, 2010	22,636	$22.03	3.1	$78,275

(1)
For those stock options with an exercise price below the closing price per share on July 2, 2010, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on July 2, 2010, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of July 2, 2010.

For the three and six months ended July 2, 2010, 4.0 million and 7.9 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended July 2, 2010 was $14.4 million and $32.3 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and six months ended July 2, 2010 was $89.7 million and $167.2 million, respectively.

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
We sold 595,861 shares of common stock under the ESPP at a price of $13.81 during the six months ended July 2, 2010, and 619,363 shares of common stock under the ESPP at a price of $13.86 during the six months ended June 26, 2009. On May 6, 2010, our stockholders approved an amendment to the ESPP to increase the shares reserved for future issuance by 1 million. As of July 2, 2010, 2.6 million shares were available for future issuance under the ESPP.
VALUATION AND EXPENSE INFORMATION
The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009

ESPP purchase rights:
Expected term (in years)	0.7	0.8	0.7	0.8
Expected stock price volatility	31.2%	50.6%	31.2%	50.6%
Risk-free interest rate	0.3%	0.4%	0.3%	0.4%
Dividend yield	0.8%	1.2%	0.8%	1.2%
Weighted-average estimated fair value	$6.56	$5.09	$6.56	$5.09

RSUs and PRSUs:
Risk-free interest rate	1.2%	1.0%	1.2%	1.1%
Dividend yield	0.8%	1.3%	0.8%	1.4%
Weighted-average estimated fair value	$25.10	$15.10	$23.38	$14.34
In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three and six months ended July 2, 2010 and June 26, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
(In thousands)	2010	2009	2010	2009

Cost of sales	$314	$438	$594	$913
Research and development	6,902	6,129	13,055	12,783
Selling, general, and administrative	8,471	8,026	16,100	16,739

Pre-tax stock-based compensation expense	15,687	14,593	29,749	30,435
Less: income tax benefit	(4,688)	(4,308)	(8,715)	(8,473)

Net stock-based compensation expense	$10,999	$10,285	$21,034	$21,962

No stock-based compensation was capitalized during any period presented above. As of July 2, 2010, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $90.0 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12 — Income Taxes
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended July 2, 2010 was 12.2%, compared with 29.6% for the three months ended June 26, 2009. The significant net decrease in our effective tax rate when comparing these periods was primarily due to two factors. During the quarter ended April 2, 2010, we reversed $11.7 million of liabilities for uncertain tax positions that were originally recorded in the quarter ended June 29, 2009, as a result of a court ruling issued on March 22, 2010, which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. In addition, the decrease in our effective tax rate in the quarter was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
Our effective tax rate for the six months ended July 2, 2010 was 8.8%, compared with 24.5% for the six months ended June 26, 2009. The significant net decrease in our effective tax rate when comparing these periods was primarily due to the impact of certain discrete tax adjustments. As discussed above, during the quarter ended April 2, 2010, we reversed $11.7 million of liabilities, that were originally recorded in the quarter ended June 26, 2009, for uncertain tax positions. In addition, we reversed $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. The decrease in our effective tax rate during the six month period was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
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
As of July 2, 2010 we had $243.1 million of unrecognized tax benefits. On December 31, 2009, we had $244.1 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $44.0 million and $47.1 million for the payment of interest and penalties related to uncertain tax positions as of July 2, 2010 and December 31, 2009, respectively.

Note 13 — Non-Qualified Deferred Compensation Plan
We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of July 2, 2010, there were approximately 114 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $65.1 million and $69.9 million as of July 2, 2010 and December 31, 2009, respectively.
Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain)on deferred compensation plan securities in our consolidated statements of income. The investment (gain) loss also represents an (increase) decrease in the future payout to participants and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.
Note 14 — Restructuring Charges
During the six months ended June 26, 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the six months ended June 26, 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the six months ended July 2, 2010. The remaining restructuring obligations as of July 2, 2010 are not significant.
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

The following table summarizes the valuation of our financial instruments, which was determined by using the following inputs as of July 2, 2010 and December 31, 2009:

		Fair Value Measurements as of July 2, 2010
				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents(1)
Money market funds	$2,013,792	$2,013,792	$—	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	18,053	18,053	—	—
Equity securities	18,617	18,617	—	—
Fixed income securities	5,655	—	5,655	—
Mutual funds	22,778	22,778	—	—

Total	$2,078,895	$2,073,240	$5,655	$—

		Fair Value Measurements as of December 31, 2009
				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
(In thousands)	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents(1)
Money market funds	$1,450,112	$1,450,112	$—	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	18,986	18,986	—	—
Equity securities	22,530	22,530	—	—
Fixed income securities	5,002	—	5,002	—
Mutual funds	23,373	22,523	850	—

Total	$1,520,003	$1,514,151	$5,852	$—

(1)	Included in Cash and cash equivalents in our consolidated balance sheets.

(2)	Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.
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
Note 16 — Subsequent Event
On July 19, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on September 1, 2010 to stockholders of record on August 10, 2010.

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
Our net sales of $469.3 million for the three months ended July 2, 2010 increased by $190.1 million, or 68%, from our net sales of $279.2 million for the three months ended June 26, 2009. Our net sales of $871.6 million for the six months ended July 2, 2010 increased by $327.8 million, or 60%, from our net sales of $543.8 million for the six months ended June 26, 2009. The significant increase in net sales was broad-based, covering large and small customer categories and all geographies. The increase was primarily due to strong growth in sales of our New Products and Mainstream Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP replacement.

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
Net sales by product category were as follows:

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
	2010	2009	2010	Change	Change	2010	2009	Change

New	40%	22%	34%	199%	36%	37%	20%	206%
Mainstream	29%	34%	30%	46%	13%	30%	34%	40%
Mature and Other	31%	44%	36%	18%	1%	33%	46%	15%

Net Sales	100%	100%	100%	68%	17%	100%	100%	60%

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

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
	2010	2009	2010	Change	Change	2010	2009	Change

Telecom & Wireless	42%	48%	40%	45%	21%	41%	47%	39%
Industrial Automation, Military & Auto	23%	21%	24%	87%	14%	23%	21%	81%
Networking, Computer & Storage	13%	13%	13%	74%	21%	13%	14%	51%
Other	22%	18%	23%	103%	11%	23%	18%	100%

Net Sales	100%	100%	100%	68%	17%	100%	100%	60%

Sales of FPGAs and CPLDs
Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX® series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”).
Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
	2010	2009	2010	Change	Change	2010	2009	Change

FPGA	82%	76%	79%	81%	20%	80%	76%	69%
CPLD	12%	16%	14%	28%	(1)%	13%	15%	37%
Other Products	6%	8%	7%	30%	11%	7%	9%	26%

Net Sales	100%	100%	100%	68%	17%	100%	100%	60%

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
Net sales by geography were as follows:

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
	2010	2009	2010	Change	Change	2010	2009	Change

Americas	20%	20%	19%	66%	18%	19%	19%	63%
Asia Pacific	41%	43%	40%	61%	22%	41%	41%	59%
EMEA	24%	21%	24%	86%	14%	24%	23%	69%
Japan	15%	16%	17%	65%	6%	16%	17%	48%

Net Sales	100%	100%	100%	68%	17%	100%	100%	60%

Price Concessions and Product Returns from Distributors
We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors’ sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor’s resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $3.2 billion and $1.5 billion for the six months ended July 2, 2010 and June 26, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $43.3 million and $116.9 million for the six months ended July 2, 2010 and June 26, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.
Gross Margin

	Three Months Ended			Six Months Ended
	July 2,	June 26,	April 2,	July 2,	June 26,
	2010	2009	2010	2010	2009

Gross Margin Percentage	71.7%	66.5%	71.4%	71.6%	65.5%
Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. Our gross margin percentage for the three and six months ended July 2, 2010, increased by 5.2 points and 6.1 points, respectively, compared with the three and six months ended June 26, 2009, primarily as a result of manufacturing cost reductions, specifically due to improved yields on certain of our new products and increased efficiency in our processes. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.
Stock-based compensation expense included in Cost of sales during the three or six months ended July 2, 2010 and June 26, 2009 did not have a significant impact on our gross margin.
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
We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus® II software, our library of IP cores, and other future products.

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
(In millions)	2010	2009	2010	Change	Change	2010	2009	Change

Research and Development Expense	$65.6	$65.0	$64.3	1%	2%	$130.0	$123.2	6%
Percentage of Net Sales	14.0%	23.3%	16.0%			14.9%	22.6%

Research and development expense for the three months ended July 2, 2010 increased by $0.6 million, or 1%, when compared with the three months ended June 26, 2009. The increase was primarily attributable to the following offsetting factors: a $9.1 million increase in variable compensation expense based on higher operating results for the three months ended July 2, 2010 and an $8.3 million decrease in spending on masks and wafers due to the timing of product development activities.
Research and development expense for the six months ended July 2, 2010 increased by $6.8 million, or 6%, when compared with the six months ended June 26, 2009. The increase was primarily attributable to the following offsetting factors: a $16.1 million increase in variable compensation expense based on higher operating results for the six months ended July 2, 2010, the absence of a gain of $3.6 million from the substantive termination of our retiree medical plan during the six months ended June 26, 2009, a $10.1 million decrease in spending on masks and wafers due to the timing of product development activities, and a $3.8 million decrease in labor costs as a result of cost savings from our restructuring activities initiated in 2009.
Selling, General, and Administrative Expense
Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year-		Six Months Ended		Year-
	July 2,	June 26,	April 2,	Over-Year	Sequential	July 2,	June 26,	Over-Year
(In millions)	2010	2009	2010	Change	Change	2010	2009	Change

Selling, General and Administrative Expense	$64.8	$53.7	$62.2	21%	4%	$126.9	$114.3	11%
Percentage of Net Sales	13.8%	19.2%	15.5%			14.6%	21.0%
Selling, general, and administrative expense for the three months ended July 2, 2010 increased by $11.1 million, or 21%, when compared with the three months ended June 26, 2009. The increase was primarily attributable to a $5.3 million increase in variable compensation expense based on higher operating results for the second quarter of 2010, a $1.9 million increase in labor costs due to the hiring activity during the three months ended July 2, 2010, and a $2.5 million increase in commission expenses driven by higher sales volume for the three months ended July 2, 2010.
Selling, general, and administrative expense for the six months ended July 2, 2010 increased by $12.6 million, or 11%, when compared with the six months ended June 26, 2009. The increase was primarily attributable to a $9.2 million increase in variable compensation expense based on higher operating results for the six months ended July 2, 2010, and the absence of a gain of $2.6 million from the substantive termination of our retiree medical plan during the six months ended June 26, 2009.
Deferred Compensation Plan
We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of income. We reported net investment losses of $3.6 million and $1.4 million on NQDC Plan assets for the three and six months ended July 2, 2010, respectively. We reported a net investment gain of $3.6 million on NQDC Plan assets for each of the three and six months ended June 26, 2009. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other
Interest income and other decreased by $1.0 million and $3.8 million, respectively, for the three and six months ended July 2, 2010 when compared with the same periods in 2009. Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds.
Interest Expense
Interest expense for the three and six months ended July 2, 2010 remained relatively flat when compared with the same periods in 2009, as a result of consistency in the amount of outstanding borrowings and the comparability of interest rates in each period. See Note 9 — Long-term Credit Facility to our consolidated financial statements.
Income Tax Expense
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended July 2, 2010 was 12.2%, compared with 29.6% for the three months ended June 26, 2009. The significant net decrease in our effective tax rate when comparing these periods was primarily due to two factors. During the quarter ended April 2, 2010, we reversed $11.7 million of liabilities for uncertain tax positions that were originally recorded in the quarter ended June 29, 2009, as a result of a court ruling issued on March 22, 2010, which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. In addition, the decrease in our effective tax rate in the quarter was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
Our effective tax rate for the six months ended July 2, 2010 was 8.8%, compared with 24.5% for the six months ended June 26, 2009. The significant net decrease in our effective tax rate when comparing these periods was primarily due to the impact of certain discrete tax adjustments. As discussed above, during the quarter ended April 2, 2010, we reversed $11.7 million of liabilities, that were originally recorded in the quarter ended June 26, 2009, for uncertain tax positions. In addition, we reversed $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. The decrease in our effective tax rate during the six month period was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
As of July 2, 2010 we had $243.1 million of unrecognized tax benefits. On December 31, 2009, we had $244.1 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
See Note 12 — Income Taxes to our consolidated financial statements for further discussion.
Restructuring Charges
During the six months ended June 26, 2009, we announced a net reduction of approximately 33 positions which represented 1.2% of our workforce. We incurred restructuring-related charges of approximately $5.2 million in the six months ended June 26, 2009. The charges were comprised of employee severance costs of approximately $2.9 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the six months ended July 2, 2010. The remaining restructuring obligations as of July 2, 2010 are not significant.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of July 2, 2010, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of July 2, 2010, we were in compliance with all such covenants. See Note 9 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.
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
Our cash and cash equivalents balance during the six months ended July 2, 2010 increased by $520.5 million. The change in cash and cash equivalents during the six months ended July 2, 2010 and June 26, 2009 was as follows:

	Six Months Ended
	July 2,	June 26,
(In thousands)	2010	2009

Net cash provided by operating activities	$378,591	$90,871
Net cash used in investing activities	(976)	(8,628)
Net cash provided by (used in) financing activities	142,928	(24,011)

Net increase in cash and cash equivalents	$520,543	$58,232

Operating Activities
For the six months ended July 2, 2010, our operating activities provided $378.6 million in cash, primarily attributable to net income of $333.8 million, adjusted for non-cash stock-based compensation expense of $30.3 million (net of related tax effects), depreciation and amortization of $13.5 million, and deferred income tax benefit of $11.3 million. The net increase of $12.3 million in working capital accounts (excluding cash and cash equivalents) was primarily due to a $63.8 million increase in Accounts payable and other liabilities, a $113.5 million increase in Deferred income and allowances on sales to distributors and a $24.1 million increase in Income tax payable, partially offset by a $139.9 million increase in Accounts receivable, net, and a $30.3 million increase in Inventories.
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
The $139.9 million increase in Accounts receivable, net, principally related to increased gross billings to distributors and OEMs associated with an upward trend in demand for our products in June 2010 compared with December 2009. The $113.5 million increase in Deferred income and allowances on sales to distributors was not as significant an increase as was experienced in Accounts receivable, net, from the increased gross billings, due to the timing factors discussed above. As previously mentioned, gross billings were significantly higher in June 2010 than in December 2009, but were slightly outpaced by sell-through to end customers when comparing the same periods, thus lessening the impact of the increase in gross billings on Deferred income and allowances on sales to distributors. In addition, as a result of the increased gross billings, advances to distributors increased by $96.5 million, which also lessened the impact of the higher gross billings. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.
The $30.3 million increase in Inventories was primarily attributable to our plan to get back to a desired inventory level. The $63.8 million increase in Accounts payable and other liabilities was primarily due to the increase in inventory purchased during the six months ended July 2, 2010 and higher accruals associated with increased business volume. The $24.1 million increase in Income tax payable primarily resulted from higher tax liabilities due to increases in earnings.

Investing Activities
Cash used in investing activities in the six months ended July 2, 2010 primarily consisted of net sales of deferred compensation plan securities of $3.4 million and purchases of property and equipment of $4.4 million.
Financing Activities
Cash provided by financing activities in the six months ended July 2, 2010 primarily consisted of proceeds of $175.4 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $30.1 million, principal payments on capital lease obligations of $2.6 million and minimum statutory withholding for vested restricted stock units of $6.2 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.
CONTRACTUAL OBLIGATIONS
We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of July 2, 2010, we had approximately $235.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.
We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2009. The balance of our capital lease obligations included in our consolidated balance sheets was $0.2 million as of July 2, 2010 and $2.9 million as of December 31, 2009.
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
As of July 2, 2010, we had $243.1 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of July 2, 2010, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.
OFF-BALANCE SHEET ARRANGEMENTS
As of July 2, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
IMPACT OF FOREIGN CURRENCY AND INFLATION
We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three or six months ended July 2, 2010 and June 26, 2009 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT
On July 19, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on September 1, 2010 to stockholders of record on August 10, 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in the Six Months Ended July 2, 2010
Fair Value Measurements and Disclosures
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
In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of July 2, 2010 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of July 2, 2010 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of July 2, 2010.
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
Foreign Currency Risk
We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at July 2, 2010, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.
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
2(c) Issuer Purchases of Equity Securities
Except for the shares tendered by employees to satisfy minimum statutory withholding requirements on employee stock award transactions, we did not repurchase any of our common stock during the six months ended July 2, 2010. Since the inception of our stock repurchase program in 1996 through July 2, 2010, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of July 2, 2010, 14.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

ITEM 6: Exhibits

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 6, 2010.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 6, 2010

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION
By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 6, 2010.

#10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 6, 2010.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-Q pursuant to Item 6 thereof.