Form 10-Q
period 2010-10-01
ALTERA CORP
filed 2010-10-22
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at October 13, 2010: 312,563,496

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	26

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6. Exhibits	28

Signatures	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:     Financial Statements

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	October 1, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,414,416	$1,546,672
Accounts receivable, net	346,812	218,144
Inventories	108,153	69,705
Deferred income taxes — current	73,624	79,164
Deferred compensation plan — marketable securities	49,321	50,905
Deferred compensation plan — restricted cash equivalents	20,975	18,986
Other current assets	115,579	58,194
Total current assets	3,128,880	2,041,770
Property and equipment, net	163,151	174,516
Deferred income taxes — non-current	38,498	59,249
Other assets, net	20,921	17,696
Total assets	$3,351,450	$2,293,231

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$138,315	$50,520
Accrued liabilities	23,717	32,256
Accrued compensation and related liabilities	85,972	49,862
Deferred compensation plan obligations	70,296	69,891
Deferred income and allowances on sales to distributors	385,550	281,885
Income taxes payable	1,009	5,547
Total current liabilities	704,859	489,961
Income taxes payable — non-current	215,079	210,967
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,254	6,967
Total liabilities	1,427,192	1,207,895
Commitments and contingencies
(See “Note 10 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 312,445 at October 1, 2010 and 296,817 shares at December 31, 2009	312	297
Capital in excess of par value	722,017	372,098
Retained earnings	1,201,929	712,941
Total stockholders' equity	1,924,258	1,085,336
Total liabilities and stockholders' equity	$3,351,450	$2,293,231

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009
Net sales	$527,453	$286,612	$1,399,048	$830,415
Cost of sales	157,899	93,686	405,646	281,303
Gross margin	369,554	192,926	993,402	549,112
Research and development expense	67,896	70,097	197,861	193,268
Selling, general, and administrative expense	63,473	56,332	190,421	170,670
Compensation expense — deferred compensation plan	4,699	5,538	3,285	9,147
Gain on deferred compensation plan securities	(4,699)	(5,538)	(3,285)	(9,147)
Interest income and other	(1,092)	(740)	(2,394)	(5,835)
Interest expense	1,098	1,225	3,492	3,884
Income before income taxes	238,179	66,012	604,022	187,125
Income tax expense	20,688	9,308	52,751	39,037
Net income	$217,491	$56,704	$551,271	$148,088

Net income per share:
Basic	$0.70	$0.19	$1.81	$0.50
Diluted	$0.69	$0.19	$1.78	$0.50

Shares used in computing per share amounts:
Basic	309,766	294,758	304,267	293,935
Diluted	317,069	297,545	310,367	295,961

Cash dividends per common share	$0.06	$0.05	$0.16	$0.15

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2010	September 25, 2009

Cash Flows from Operating Activities:
Net income	$551,271	$148,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,276	22,139
Stock-based compensation	44,898	47,840
Deferred income tax (benefit)/expense	(16,493)	1,441
Tax effect of employee stock plans	14,602	(2,642)
Excess tax benefit from employee stock plans	(12,879)	(510)
Gain on substantive termination of retiree medical plan	—	(6,488)
Changes in assets and liabilities:
Accounts receivable, net	(128,668)	(172,779)
Inventories	(38,448)	18,811
Other assets	(43,946)	29,164
Accounts payable and other liabilities	112,788	(9,078)
Deferred income and allowances on sales to distributors	103,665	87,458
Income taxes payable	42,358	31,246
Deferred compensation plan obligations	(2,880)	1,664
Net cash provided by operating activities	646,544	196,354
Cash Flows from Investing Activities:
Purchases of property and equipment	(6,325)	(9,236)
Sales (purchases) of deferred compensation plan securities, net	2,880	(1,664)
Purchases of intangible assets	(1,500)	(690)
Net cash used in investing activities	(4,945)	(11,590)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	284,776	19,049
Shares withheld for employee taxes	(19,880)	(10,632)
Payment of dividends to stockholders	(48,764)	(44,120)
Excess tax benefit from stock-based compensation	12,879	510
Principal payments on capital lease obligations	(2,866)	(2,375)
Net cash provided by (used in) financing activities	226,145	(37,568)
Net increase in cash and cash equivalents	867,744	147,196
Cash and cash equivalents at beginning of period	1,546,672	1,216,743
Cash and cash equivalents at end of period	$2,414,416	$1,363,939

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K, as filed on February 17, 2010 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three or nine months ended October 1, 2010 are not necessarily indicative of the results to be expected for any future period.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Adopted in the Nine Months Ended October 1, 2010

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements that will be adopted in 2011. See Note 15 — Fair Value of Financial Instruments to our consolidated financial statements.

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

Note 3 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	October 1, 2010	December 31, 2009
Gross accounts receivable	$347,612	$218,647
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(300)	(3)
Accounts receivable, net	$346,812	$218,144

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Sales to distributors	77%	85%	82%	81%
Sales to OEMs	23%	15%	18%	19%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	45%	43%	47%	42%
Macnica, Inc. (“Macnica”)	19%	16%	19%	14%

(1)    Except as presented above, no other distributor accounted for greater than 10% of our net sales for the quarterly or year-to-date periods ended October 1, 2010 or September 25, 2009.

Huawei Technologies Co., Ltd., an OEM, accounted for 14% and 11% of our net sales for the quarterly and year-to-date periods ended October 1, 2010, respectively, and accounted for 11% of our net sales for the year-to-date period ended September 25, 2009. No other individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended October 1, 2010 or September 25, 2009.

As of October 1, 2010, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 20%, 46% and 12%, respectively, of our total accounts receivable. As of December 31, 2009, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 36%, 21% and 14%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of October 1, 2010 or December 31, 2009.

Note 4 — Inventories

Inventories were comprised of the following:

(In thousands)	October 1, 2010	December 31, 2009
Raw materials	$11,316	$7,158
Work in process	58,015	39,652
Finished goods	38,822	22,895
Total inventories	$108,153	$69,705

Note 5 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	October 1, 2010	December 31, 2009
Land and land rights	$23,108	$23,108
Buildings	146,998	152,557
Equipment and software	208,824	213,187
Office furniture and fixtures	23,048	20,798
Leasehold improvements	6,797	6,930
Construction in progress	2,360	1,464
Property and equipment, at cost	411,135	418,044
Accumulated depreciation and amortization	(247,984)	(243,528)
Property and equipment, net	$163,151	$174,516

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $6.5 million and $19.9 million for the three and nine months ended October 1, 2010, respectively. Depreciation expense was $7.4 million and $22.0 million for the three and nine months ended September 25, 2009, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $5.3 million (net of accumulated amortization of $10.2 million) as of October 1, 2010 and $8.6 million (net of accumulated amortization of $6.9 million) as of December 31, 2009.

Note 6 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	October 1, 2010	December 31, 2009

Deferred revenue on shipment to distributors	$572,966	$363,448
Deferred cost of sales on shipment to distributors	(42,713)	(28,971)
Deferred income on shipment to distributors	530,253	334,477
Advances to distributors	(151,685)	(60,877)
Other deferred revenue (1)	6,982	8,285
Total	$385,550	$281,885

(1)    Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the nine months ended October 1, 2010 and September 25, 2009 was as follows:

	Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009

Balance at beginning of period	$281,885	$205,674
Deferred revenue recognized upon shipment to distributors	6,384,863	3,229,414
Deferred costs of sales recognized upon shipment to distributors	(431,293)	(227,197)
(Increase)/decrease in advances to distributors	(90,808)	42,181
Revenue recognized upon sell-through to end customers	(1,221,097)	(639,333)
Costs of sales recognized upon sell-through to end customers	363,645	217,187
Earned distributor price concessions (1)	(4,827,363)	(2,372,675)
Returns	(72,979)	(163,790)
(Decrease)/increase in other deferred revenue	(1,303)	271
Balance at end of period	$385,550	$291,732

(1)    Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes, and factors associated with timing of shipments to distributors.

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be cancelled by us at any time.

We also enter into arrangements that, in substance, finance distributors' accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $62.8 million as of October 1, 2010 and $33.0 million as of December 31, 2009. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.

Note 7 — Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Net income	$217,491	$56,704	$551,271	$148,088
Reversal of accumulated unrecognized loss on retiree medical plan, net of tax effect	—	—	—	1,118
Comprehensive income	$217,491	$56,704	$551,271	$149,206

Note 8 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Basic:

Net income	$217,491	$56,704	$551,271	$148,088
Basic weighted shares outstanding	309,766	294,758	304,267	293,935
Net income per share	$0.70	$0.19	$1.81	$0.50

Diluted:

Net income	$217,491	$56,704	$551,271	$148,088

Weighted shares outstanding	309,766	294,758	304,267	293,935
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	7,303	2,787	6,100	2,026

Diluted weighted shares outstanding	317,069	297,545	310,367	295,961

Net income per share	$0.69	$0.19	$1.78	$0.50

In applying the treasury stock method, we excluded 1.0 million and 4.7 million stock option shares for the three and nine months ended October 1, 2010, respectively, and 27.9 million and 31.5 million stock option shares for the three and nine months ended September 25, 2009, respectively, because their effect was anti-dilutive. While these stock option shares have been anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of October 1, 2010 and September 25, 2009 were included in our treasury stock method calculation.

Note 9 — Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of October 1, 2010 and December 31, 2009 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of October 1, 2010 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of October 1, 2010. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of October 1, 2010, $250 million was available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of October 1, 2010, we were in compliance with all such covenants.

Note 10 — Commitments and Contingencies

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney's fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights including patents, trade secrets, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our devices for one year, against defects in materials, workmanship and material non-conformance to our specifications. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated but unidentified issues based on historical activity. If there is a material increase in customer claims compared with our historical experience or if the costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales. Warranty expense was not significant for any period presented in our consolidated statements of income.

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of October 1, 2010, we had approximately $251.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Legal Proceedings

We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject plantiff's demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint. In October 2010, the court dismissed plaintiff's fourth amended complaint and granted plaintiff leave to file a fifth amended complaint.

Plaintiff asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff's claims concern the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims are asserted derivatively on behalf of Altera. Plaintiff seeks, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

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

Note 11 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. On May 6, 2010, our stockholders approved an amendment to the 2005 Plan to increase the shares reserved for future issuance by 5 million. As of October 1, 2010, the 2005 Plan had a total of 27.9 million shares reserved for future issuance, of which 17.9 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the nine months ended October 1, 2010 and information regarding RSUs and PRSUs outstanding and expected to vest as of October 1, 2010 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2009	6,952	$19.36
Grants	3,075	$26.89
Vested	(2,446)	$19.60
Forfeited	(303)	$20.46
Outstanding, October 1, 2010	7,278	$22.42	1.8	$218,999
Vested and expected to vest, October 1, 2010	6,292	$22.42	1.7	$189,338

(1)    Aggregate intrinsic value represents the closing price per share of our stock on October 1, 2010, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of October 1, 2010.

A summary of stock option activity for the nine months ended October 1, 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of October 1, 2010 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2009	30,834	$21.89
Grants	75	$21.88
Exercises	(13,360)	$21.60
Forfeited/Cancelled/Expired	(769)	$37.59
Outstanding, October 1, 2010	16,780	$21.40	3.2	$145,913
Exercisable, October 1, 2010	16,334	$21.43	3.1	$141,651
Vested and expected to vest, October 1, 2010	16,747	$21.40	3.2	$145,600

(1)    For those stock options with an exercise price below the closing price per share on October 1, 2010, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on October 1, 2010, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of October 1, 2010.

For the three and nine months ended October 1, 2010, 5.5 million and 13.4 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended October 1, 2010 was $33.7 million and $66.0 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended October 1, 2010 was $109.4 million and $284.8 million, respectively.

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

We sold 595,861 shares of common stock under the ESPP at a price of $13.81 during the nine months ended October 1, 2010, and 619,363 shares of common stock under the ESPP at a price of $13.86 during the nine months ended September 25, 2009. On May 6, 2010, our stockholders approved an amendment to the ESPP to increase the shares reserved for future issuance by 1 million. As of October 1, 2010, 2.6 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

ESPP purchase rights:
Expected term (in years)	—	—	0.7	0.8
Expected stock price volatility	—	—	31.2%	50.6%
Risk-free interest rate	—	—	0.3%	0.4%
Dividend yield	—	—	0.8%	1.2%
Weighted-average estimated fair value	$—	$—	$6.56	$5.09

RSUs and PRSUs:
Risk-free interest rate	0.7%	1.3%	0.8%	1.3%
Dividend yield	0.9%	1.1%	0.9%	1.2%
Weighted-average estimated fair value	$27.33	$18.49	$26.32	$17.15

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three and nine months ended October 1, 2010 and September 25, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009	October 1, 2010	September 25, 2009

Cost of sales	$303	$522	$897	$1,435
Research and development	6,666	7,310	19,721	20,093
Selling, general, and administrative	8,180	9,573	24,280	26,312
Pre-tax stock-based compensation expense	15,149	17,405	44,898	47,840
Less: income tax benefit	(4,330)	(4,931)	(13,045)	(13,404)
Net stock-based compensation expense	$10,819	$12,474	$31,853	$34,436

No stock-based compensation was capitalized during any period presented above. As of October 1, 2010, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $125.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12 — Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our effective tax rate for the three months ended October 1, 2010 was 8.7%, compared with 14.1% for the three months ended September 25, 2009. The significant net decrease in our effective tax rate was primarily due to the following factors. During the quarter ended October 1, 2010, we reversed $4.3 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. We also recognized a $2.1 million benefit related to the filing of our U.S. income tax returns. In addition, the decrease in our effective tax rate in the quarter was due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
Our effective tax rate for the nine months ended October 1, 2010 was 8.7%, compared with 20.9% for the nine months ended September 25, 2009. The significant net decrease in our effective tax rate was primarily due to the following factors. During the quarter ended April 2, 2010, we reversed $11.7 million of liabilities, that were originally recorded in the quarter ended June 26, 2009, for uncertain tax positions. In addition, we reversed $7.7 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. We also recognized a $2.1 million benefit related to the filing of our U.S. income tax returns. In addition, the decrease in our effective tax rate during the nine month period was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
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
As of October 1, 2010 we had $243.9 million of unrecognized tax benefits. On December 31, 2009, we had $244.1 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $49.5 million and $47.1 million for the payment of interest and penalties related to uncertain tax positions as of October 1, 2010 and December 31, 2009, respectively.

Note 13 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of October 1, 2010, there were approximately 114 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $70.3 million and $69.9 million as of October 1, 2010 and December 31, 2009, respectively.

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

Note 14 — Restructuring Charges

During the nine months ended September 25, 2009, we announced a net reduction of approximately 120 positions. We incurred restructuring-related charges of approximately $10.0 million in the nine months ended September 25, 2009. The charges were comprised of employee severance costs of approximately $7.6 million, charges related to the impairment of operating leases of approximately $0.1 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the nine months ended October 1, 2010. The remaining restructuring obligations as of October 1, 2010 are not significant.

Note 15 — Fair Value of Financial Instruments

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

The following table summarizes the valuation of our financial instruments, which was determined by using the following inputs as of October 1, 2010 and December 31, 2009:

		Fair Value Measurements as of October 1, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$2,357,300	$2,357,300	$—
U.S. government and agency securities	25,009	—	25,009

Deferred compensation plan assets(2)
Restricted cash equivalents	20,975	20,975	—
Equity securities	18,956	18,956	—
Fixed income securities	4,982	—	4,982
Mutual funds	25,383	25,383	—
Total	$2,452,605	$2,422,614	$29,991

		Fair Value Measurements as of December 31, 2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$1,450,112	$1,450,112	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	18,986	18,986	—
Equity securities	22,530	22,530	—
Fixed income securities	5,002	—	5,002
Mutual funds	23,373	22,523	850
Total	$1,520,003	$1,514,151	$5,852

(1)    Included in Cash and cash equivalents in our consolidated balance sheets.

(2)    Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.

Our cash equivalents and investment securities are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds, exchange traded stocks and open-end mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Note 16 — Subsequent Event

On October 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on December 1, 2010 to stockholders of record on November 10, 2010.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $527.5 million for the three months ended October 1, 2010 increased by $240.9 million, or 84%, from our net sales of $286.6 million for the three months ended September 25, 2009. Our net sales of $1,399.0 million for the nine months ended October 1, 2010 increased by $568.6 million, or 68%, from our net sales of $830.4 million for the nine months ended September 25, 2009. The significant increase in net sales was broad-based, covering large and small customer categories and all geographies. The increase was primarily due to strong growth in sales of our New Products and Mainstream Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP replacement.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® III, Stratix IV (including E, GX and GT), Arria® II GX, Cyclone® III, Cyclone IV (including E and GX), MAX® II, HardCopy® III , and HardCopy IV devices;

•	Mainstream Products include the Stratix II (and GX), Arria GX, Cyclone II, and HardCopy II devices; and

•
Mature and Other Products include the Stratix (and GX), Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy, FLEX® series, APEX™ series, ACEX® series, Mercury™, and Excalibur™ devices, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories' compositions are adjusted approximately every two to three years. During the three months ended April 2, 2010, we adjusted product categories to move certain products from New Products to Mainstream Products and certain products from Mainstream Products to Mature and Other Products. All prior period data has been adjusted to conform to the current classification. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers' later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

New	44%	26%	40%	211%	24%	40%	22%	208%
Mainstream	29%	34%	29%	57%	9%	29%	34%	45%
Mature and Other	27%	40%	31%	25%	—	31%	44%	18%
Net Sales	100%	100%	100%	84%	12%	100%	100%	68%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

Telecom & Wireless	45%	40%	42%	107%	21%	42%	44%	60%
Industrial Automation, Military & Auto	22%	23%	23%	69%	5%	23%	22%	77%
Networking, Computer & Storage	13%	16%	13%	55%	14%	13%	15%	53%
Other	20%	21%	22%	80%	3%	22%	19%	92%
Net Sales	100%	100%	100%	84%	12%	100%	100%	68%

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

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

FPGA	82%	77%	82%	96%	13%	81%	77%	78%
CPLD	11%	15%	12%	36%	6%	12%	15%	37%
Other Products	7%	8%	6%	56%	12%	7%	8%	35%
Net Sales	100%	100%	100%	84%	12%	100%	100%	68%

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

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

Americas	20%	23%	20%	64%	16%	20%	20%	63%
Asia Pacific	44%	38%	41%	115%	19%	42%	40%	77%
EMEA	21%	21%	24%	82%	1%	23%	22%	73%
Japan	15%	18%	15%	47%	9%	15%	18%	48%
Net Sales	100%	100%	100%	84%	12%	100%	100%	68%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $4.8 billion and $2.4 billion for the nine months ended October 1, 2010 and September 25, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $73.0 million and $163.8 million for the nine months ended October 1, 2010 and September 25, 2009, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	Three Months Ended			Nine Months Ended
	October 1, 2010	September 25, 2009	July 2, 2010	October 1, 2010	September 25, 2009

Gross Margin Percentage	70.1%	67.3%	71.7%	71.0%	66.1%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. Our gross margin percentage for the three and nine months ended October 1, 2010, increased by 2.8 points and 4.9 points, respectively, compared with the three and nine months ended September 25, 2009, primarily as a result of manufacturing cost reductions, specifically due to improved yields on certain of our new products and increased efficiency in our processes. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Stock-based compensation expense included in Cost of sales during the three or nine months ended October 1, 2010 and September 25, 2009 did not have a significant impact on our gross margin.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

Research and Development Expense	$67.9	$70.1	$65.6	(3)%	4%	$197.9	$193.3	2%
Percentage of Net Sales	12.9%	24.5%	14.0%			14.1%	23.3%

Research and development expense for the three months ended October 1, 2010 decreased by $2.2 million, or 3%, when compared with the three months ended September 25, 2009. The decrease was primarily attributable to the following offsetting factors: a $4.2 million decrease in labor costs primarily due to the absence of $3.9 million of restructuring charges incurred in the three months ended September 25, 2009, a $6.0 million decrease in spending on masks and wafers due to the timing of product development activities, and a $6.1 million increase in variable compensation expense based on higher operating results for the three months ended October 1, 2010.

Research and development expense for the nine months ended October 1, 2010 increased by $4.6 million, or 2%, when compared with the nine months ended September 25, 2009. The increase was primarily attributable to the following offsetting factors: a $22.2 million increase in variable compensation expense based on higher operating results for the nine months ended October 1, 2010, the absence of a gain of $3.6 million from the substantive termination of our retiree medical plan during the nine months ended September 25, 2009, a $16.0 million decrease in spending on masks and wafers due to the timing of product development activities, and an $8.0 million decrease in labor costs as a result of cost savings from our restructuring activities initiated in 2009.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	October 1, 2010	September 25, 2009	July 2, 2010			October 1, 2010	September 25, 2009

Selling, General and Administrative Expense	$63.5	$56.3	$64.8	13%	(2)%	$190.4	$170.7	12%
Percentage of Net Sales	12.0%	19.7%	13.8%			13.6%	20.6%

Selling, general, and administrative expense for the three months ended October 1, 2010 increased by $7.2 million, or 13%, when compared with the three months ended September 25, 2009. The increase was primarily attributable to a $3.2 million increase in variable compensation expense based on higher operating results for the three months ended October 1, 2010, a $2.2 million increase in commission expenses driven by higher sales volume for the three months ended October 1, 2010, and the absence of a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts during the three months ended September 25, 2009.

Selling, general, and administrative expense for the nine months ended October 1, 2010 increased by $19.7 million, or 12%,when compared with the nine months ended September 25, 2009. The increase was primarily attributable to a $12.4 million increase in variable compensation expense based on higher operating results for the nine months ended October 1, 2010, the absence of a gain of $2.6 million from the substantive termination of our retiree medical plan during the nine months ended September 25, 2009, a $2.4 million increase in commission expenses driven by higher sales volume, and the absence of a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts during 2009.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of income. We reported net investment gains of $4.7 million and $3.3 million on NQDC Plan assets for the three and nine months ended October 1, 2010, respectively. We reported a net investment gain of $5.5 million and $9.1 million on NQDC Plan assets for the three and nine months ended September 25, 2009. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $0.4 million for the three months ended October 1, 2010 when compared with the same period in 2009, primarily due to higher cash balances during the three months ended October 1, 2010. Interest income and other decreased by $3.4 million for the nine months ended October 1, 2010 when compared with the same period in 2009. The decrease was primarily due to a decrease in interest income as a result of lower returns on our money market funds, partially offset by higher cash balances in 2010.

Interest Expense
Interest expense for the three and nine months ended October 1, 2010 remained relatively flat when compared with the same periods in 2009, as a result of consistency in the amount of outstanding borrowings and the comparability of interest rates in each period. See Note 9 — Long-term Credit Facility to our consolidated financial statements.

Income Tax Expense
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended October 1, 2010 was 8.7%, compared with 14.1% for the three months ended September 25, 2009. The significant net decrease in our effective tax rate was primarily due to the following factors. During the three months ended October 1, 2010, we reversed $4.3 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. We also recognized a $2.1 million benefit related to the filing of our U.S. income tax returns. In addition, the decrease in our effective tax rate in the quarter was due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
Our effective tax rate for the nine months ended October 1, 2010 was 8.7%, compared with 20.9% for the nine months ended September 25, 2009. The significant net decrease in our effective tax rate was primarily due to the following factors. During the three months ended April 2, 2010, we reversed $11.7 million of liabilities that were originally recorded in the quarter ended June 26, 2009, for uncertain tax positions. In addition, we reversed $7.7 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. We also recognized a $2.1 million benefit related to the filing of our U.S. income tax returns. In addition, the decrease in our effective tax rate during the nine month period was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the expiration of the U.S. Federal Research and Development Tax Credit.
As of October 1, 2010 we had $243.9 million of unrecognized tax benefits. On December 31, 2009, we had $244.1 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

See Note 12 — Income Taxes to our consolidated financial statements for further discussion.

Restructuring Charges

During the nine months ended September 25, 2009, we announced a net reduction of approximately 120 positions. We incurred restructuring-related charges of approximately $10.0 million in the nine months ended September 25, 2009. The charges were comprised of employee severance costs of approximately $7.6 million, charges related to the impairment of operating leases of approximately $0.1 million and charges related to the termination of certain external sales representatives of approximately $2.3 million. No significant restructuring activities were initiated in the nine months ended October 1, 2010. The remaining restructuring obligations as of October 1, 2010 are not significant.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of October 1, 2010, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of October 1, 2010, we were in compliance with all such covenants. See Note 9 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance during the nine months ended October 1, 2010 increased by $867.7 million. The change in cash and cash equivalents during the nine months ended October 1, 2010 and September 25, 2009 was as follows:

	Nine Months Ended
(In thousands)	October 1, 2010	September 25, 2009

Net cash provided by operating activities	$646,544	$196,354
Net cash used in investing activities	(4,945)	(11,590)
Net cash provided by (used in) financing activities	226,145	(37,568)
Net increase in cash and cash equivalents	$867,744	$147,196

Operating Activities

For the nine months ended October 1, 2010, our operating activities provided $646.5 million in cash, primarily attributable to net income of $551.3 million, adjusted for non-cash stock-based compensation expense of $46.6 million (net of related tax effects), depreciation and amortization of $20.3 million, and deferred income tax benefit of $16.5 million. The net increase of $44.9 million in working capital accounts (excluding cash and cash equivalents) was primarily due to a $112.8 million increase in Accounts payable and other liabilities, a $103.7 million increase in Deferred income and allowances on sales to distributors and a $42.4 million increase in Income tax payable, partially offset by a $128.7 million increase in Accounts receivable, net, a $38.4 million increase in Inventories, and a $43.9 million increase in Other assets.

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

The $128.7 million increase in Accounts receivable, net, principally related to increased gross billings to distributors and OEMs associated with an upward trend in demand for our products in September 2010 compared with December 2009. The $103.7 million increase in Deferred income and allowances on sales to distributors was not as significant an increase as was experienced in Accounts receivable, net, from the increased gross billings, due to the timing factors discussed in the preceding paragraph. As previously mentioned, gross billings were significantly higher in September 2010 than in December 2009, but were slightly outpaced by sell-through to end customers when comparing the same periods, thus lessening the impact of the increase in gross billings on Deferred income and allowances on sales to distributors. In addition, as a result of the increased gross billings, advances to distributors increased by $90.8 million, which also lessened the impact of the higher gross billings. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

The $38.4 million increase in Inventories was primarily driven by increased product demand. The $43.9 million increase in Other assets primarily resulted from prepayment of estimated tax and an increase in advances to distributors during the nine months ended October 1, 2010. The $112.8 million increase in Accounts payable and other liabilities was primarily due to the increase in inventory purchased during the nine months ended October 1, 2010 and higher accruals associated with increased business volume. The $42.4 million increase in Income tax payable primarily resulted from higher tax liabilities due to increases in earnings.

Investing Activities

Cash used in investing activities in the nine months ended October 1, 2010 primarily consisted of net sales of deferred compensation plan securities of $2.9 million, purchases of property and equipment of $6.3 million, and intangible assets of $1.5 million.

Financing Activities

Cash provided by financing activities in the nine months ended October 1, 2010 primarily consisted of proceeds of $284.8 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $48.8 million, principal payments on capital lease obligations of $2.9 million, and minimum statutory withholding for vested restricted stock units of $19.9 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of October 1, 2010, we had approximately $251.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2015. There have been no significant changes to our operating lease obligations since December 31, 2009. Our capital lease obligations had been fully paid as of October 1, 2010. The balance of our capital lease obligations included in our consolidated balance sheets was $2.9 million as of December 31, 2009.

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

As of October 1, 2010, we had $243.9 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of October 1, 2010, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 1, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three or nine months ended October 1, 2010 and September 25, 2009 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

On October 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on December 1, 2010 to stockholders of record on November 10, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in the Nine Months Ended October 1, 2010

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements that will be adopted in 2011. See Note 15 — Fair Value of Financial Instruments to our consolidated financial statements.

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

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, certain interest-rate sensitive assets held under the NQDC Plan and our long-term credit facility. Our NQDC Plan assets include holdings of various issuers, types and maturity dates.

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

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of October 1, 2010 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of October 1, 2010 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of October 1, 2010.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at October 1, 2010, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2(c) Issuer Purchases of Equity Securities

Except for the shares tendered by employees to satisfy minimum statutory withholding requirements on employee stock award transactions, we did not repurchase any of our common stock during the nine months ended October 1, 2010. Since the inception of our stock repurchase program in 1996 through October 1, 2010, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of October 1, 2010, 14.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

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
_________________
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
_________________
#    Filed herewith.