Form 10-K
period 2010-12-31
ALTERA CORP
filed 2011-02-16
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,654,517,394 as of July 2, 2010 based upon the closing sale price on the NASDAQ Global Select Market for that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

There were 319,961,257 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding as of January 28, 2011 .

DOCUMENTS INCORPORATED BY REFERENCE

Item 5 of Part II, Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the Proxy Statement for the Annual Meeting of Stockholders which will be held on May 10, 2011 at 1:30 p.m. local time, at Altera's offices at 101 Innovation Drive, San Jose, California.

FORWARD-LOOKING STATEMENTS
This report and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Examples of forward-looking statements include statements regarding:

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
• the timing of initial shipments of our series V FPGAs (see “Item 1: Business — Strategy and Competition”);
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
• the growth opportunity offered by our Embedded Initiative (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview”);
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
• future payments required pursuant to other agreements and commitments (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and “Note 9 — Commitments and Contingencies to our consolidated financial statements”);

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

PART I
ITEM 1. BUSINESS.

Founded in 1983, Altera Corporation is a global semiconductor company, serving over 13,000 customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage, and Other market segments. The Other market segment includes sub-segments of broadcast, consumer, medical and test. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR.

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

We were one of the first suppliers of complementary metal oxide semiconductor (“CMOS”) PLDs and are currently a global leader in this market. Our broad range of PLDs offers unique features as well as differing densities and performance specifications, and serve a wide range of customers. An overview of typical PLD applications within these markets is shown in the table below.

VERTICAL MARKET	SUB-VERTICAL MARKET	APPLICATION/PRODUCT
TELECOM AND WIRELESS	TELECOM	• Transmission
• Access
	WIRELESS	• Cellular infrastructure
• Wireless local area networks ("LANs")
INDUSTRIAL AUTOMATION, MILITARY AND AUTOMOTIVE	INDUSTRIAL AUTOMATION	• Process control
• Security/energy
• Safety
	MILITARY	• Secure communications
• Radar
• Intelligence
	AUTOMOTIVE	• Navigation
• Entertainment
NETWORKING, COMPUTER AND STORAGE	NETWORKING	• Routers
• Switches
	COMPUTER	• Servers
• Mainframes
	STORAGE	• Redundant array of inexpensive disks ("RAID") systems
• Storage area networks ("SANs")
	OFFICE AUTOMATION	• Copiers
• Printers
OTHER	BROADCAST	• Studio
• Audio/video
	CONSUMER	• Set-top decoder boxes
• High definition television ("HDTV")
	MEDICAL	• Diagnostic imaging
	TEST	• Semiconductor
• Communications

Digital Logic Overview

Most electronic systems use three types of digital integrated circuits:

•	Processors, which include microprocessors, microcontrollers, and digital signal processors, control central computing tasks and signal processing.

•	Memory stores programming instructions and data.

•	Logic manages the interchange and manipulation of digital signals within a system.

System designers typically use standard architectures to meet their processor and memory needs, but need a wide variety of logic circuits to differentiate their end products. Most applications use one or more of the following types of logic in their designs:

•
ASICs - Often referred to as standard cells, ASICs are manufactured with custom designs created by the customer. As a result, each ASIC has a fixed function used by a single customer in a single application.

•	Application-specific standard products (“ASSPs”) - ASSPs are standard devices that usually cannot be customized by the end user. In contrast to an ASIC, which is built for a single customer, an ASSP is built for a specific type of application targeted to a small number of customers. ASSPs are sometimes described as ASICs developed for multiple customers.

•
PLDs - Unlike ASICs and ASSPs, PLDs are standard products that can be customized for a wide range of applications. As a result, PLDs are typically sold to hundreds or thousands of customers. This flexibility offers many advantages, including simple design changes, shorter design cycles, and lower development costs.

In a broad sense, these products compete with each other as they may be used in the same types of applications in electronic systems. However, differences in cost, performance, density, flexibility, ease-of-use, and time-to-market dictate how much they directly compete for particular applications. The table below summarizes key characteristics of ASICs, ASSPs, and PLDs.

	ASIC	ASSP	PLD
CUSTOMIZABLE	Yes, by chip fabrication facility	No	Yes, by end user
ERASABILITY/REPROGRAMMABILITY	No	No	Yes
RELATIVE TIME TO MARKET	Slow	Immediate	Fast
RELATIVE UNIT COST	Low	Moderate	Moderate to high
CUSTOMER'S DEVELOPMENT COST	High	Low	Moderate
FIELD UPGRADABILITY	No	No	Yes

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

These design flexibility advantages historically resulted in a relatively high unit cost for PLDs. Programmability required a larger die size, which typically translated into a higher per-unit cost when compared to ASICs or ASSPs manufactured using the same process technology. As a result, unit volume for PLDs was typically lower than for ASICs or ASSPs. In addition to driving higher cost, the larger die area caused by programmable circuitry may also have disadvantages in terms of performance and power consumption for PLDs when compared to ASICs or ASSPs manufactured using the same process technology.

While PLDs carry the burden of extra die area needed for programmablility, the die size difference versus ASICs and ASSPs has decreased in recent years due to the fact that PLDs are being manufactured on more advanced process technology. For our most current designs, PLD process technology is typically two or three process generations more advanced than ASIC and ASSP process technology. As chip manufacturing becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. As a result, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs to reduce costs. We believe this has brought us to a “tipping point” with respect to our opportunity to displace ASICs and ASSPs. It is no longer technologically feasible for ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and at the same time it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and, when combined with the traditional PLD advantages of greater flexibility, lower development cost, and faster time-to-market, should drive the accelerated adoption of PLDs in the years ahead.

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

Strategy and Competition

PLD vendors have innovated and used the most advanced process technology to rapidly reduce PLD cost structure and power consumption while increasing device speed and density. This makes programmable logic an increasingly competitive alternative to ASICs and ASSPs and will likely increase the use of PLDs. In addition, the ability to quickly and efficiently integrate system-level IP within a PLD not only provides advantages relative to ASICs and ASSPs, but it also allows the displacement of other semiconductor products including embedded processors, digital signal processors and microcontrollers.

Our strategy in recent years has not only been to add more prototyping customers, but more importantly, to use cost-optimized products to increase our penetration into higher-volume applications and end markets. Our greatest growth opportunity is in the displacement of ASICs and ASSPs in the development of next generation electronic systems. We believe that the increasing cost of advanced chip manufacturing technology drives the development and use of standard programmable digital integrated circuits. As with microprocessors and memory, PLDs provide the flexibility for the customer to define and change functions without incurring the cost, risk, and delays of custom chip fabrication. Furthermore, we see additional growth opportunity in the efficient integration of PLDs and adjacent semiconductors, including embedded processors.

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

Not only do we compete with other PLD vendors such as Lattice Semiconductor Corporation, Microsemi Corporation, and Xilinx Inc., but we may also encounter a variety of other semiconductor vendors during a given customer engagement. Semiconductor companies with whom we may compete include Analog Devices Inc., Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor Inc., Intel Corporation, LSI Corporation, Marvell Technology Group, Ltd.,
Microchip Technology Inc., NEC Corporation, Nvidia Corporation, PMC-Sierra Inc., ST Microelectronics, Texas Instruments Inc., Toshiba Semiconductor Company, and Vitesse Semiconductor Corporation.

Within the PLD market, there are two distinct sub-segments, CPLDs and FPGAs, which comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now account for approximately 84% of total PLD sales and are expected to continue to be the fastest growing segment of the PLD market. Based on our estimates, we believe that our share of the FPGA market increased from 32% in 2005 to 39% in 2010, and that maintaining or increasing our FPGA market share is important to our long-term growth.

Competition is most intense in the “design-win” phase of the customer's design, when customers select products for use in their systems. Because each vendor's products are proprietary, "drop-in replacement" devices are not available and the cost to switch to a different vendor's product after a system has been designed and prototyped is very high. Therefore, customers rarely switch vendors after the initial selection for a particular design. From the time a design win is secured, it can be two or more years before the customer starts volume purchases of selected devices. When the customer selects a PLD vendor, the selection may take place relatively early in the design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in PLD market share, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success or timing of a customer's product, and because the end markets are highly fragmented (we have over 13,000 PLD customers), it is difficult even for PLD vendors to gauge their competitive strength in winning designs at a particular point in time.

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

We believe that we compete favorably with respect to these factors and that our proprietary device architecture and installed base of software development systems provides some competitive advantage. Due to unique architectural innovation and advanced technologies, our new product families provide greater functionality and lower power consumption at a lower price for any given density compared to their predecessors. Newer product features such as multi-gigabit transceivers and Programmable Power Technology have enhanced our design-win rate relative to other PLD vendors.

We also believe that our new product families offer capabilities that allow us to compete more favorably against ASICs and ASSPs, as well as against other types of chips such as microcontrollers, microprocessors, and digital signal processors. Designers can add some of the functionality of these other chips to PLDs using pre-built and pre-verified IP cores. An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips. A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

As is true of the semiconductor industry as a whole, the digital logic segment and the PLD sub-segment are intensely competitive, and each successive product generation is characterized by rapid technological change and price decline. All of these factors may adversely affect our future operating results.

Products

Our products consist primarily of devices, IP cores, and proprietary development tools. A brief overview of these products follows.

DEVICES

Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:

•	FPGAs

•	CPLDs

•	HardCopy ASICs

•	Configuration devices that store the programming code for our FPGAs

Our percentage of net sales by product category is as follows:

Product	2010	2009	2008

FPGAs	82%	77%	74%
CPLDs	12%	15%	18%
Other products (1)	6%	8%	8%
(1) Including HardCopy ASICs, configuration devices, IP cores, and development tools

Each device family has unique functional benefits and different density and performance specifications. Some of our latest device families, typically designed into new equipment, are summarized and described below.

Stratix Series High-End, System-Level FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications requiring system integration across all our markets. Programmable Power Technology in Stratix FPGAs help provide high performance and low total power consumption. Embedded HardCopy Blocks within our Stratix V FPGA architecture enable

Altera to quickly create application-targeted devices by efficient hardening of standard or logic-intensive functions, providing further improvements in speed and lower power consumption while offering flexible embedded system functionality. Additionally, our Stratix V GX and Stratix V GT FPGAs offer advanced transceiver capabilities for applications that require reliable, multi-gigabit serial data transfer rates of up to 28 Gbps. Our Stratix V GS FPGAs are optimized for applications requiring high performance, variable precision DSP. Initial shipments of our Stratix V FPGAs are planned in early 2011.

Arria Series Mid-Range, Transceiver-Equipped FPGAs

Our Arria® product families are built using advanced CMOS process technology and enable a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Arria V GX FPGAs offer best-in-class signal integrity with data transfer rates of up to 10 Gbps, providing designers a high-quality and reliable solution for next-generation high-bandwidth systems across all our markets. Initial shipments of our Arria V GX FPGAs are planned in 2011.

Cyclone Series Low-Cost FPGAs

Our Cyclone® product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications in all our markets. Our Cyclone IV and Cyclone V FPGAs use low-power process technology to meet market requirements for low power consumption. Additionally, our Cyclone V GX FPGAs incorporate up to 12 integrated transceivers with data rates up to 5 Gbps. Architectural innovation allows Cyclone FPGAs to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications. Initial shipments of our Cyclone V GX FPGAs are planned in 2011.

MAX Series CPLDs

Our MAX® families are instant-on, non-volatile CPLDs that are used in general purpose and portable designs for a broad range of electronics equipment. Our MAX V CPLDs have a revolutionary architecture that significantly reduces total power consumption when compared to competing CPLDs. For the most demanding low-power and battery-operated portable applications, our MAX V CPLDs offer microamp standby current in ultra-small-chip packaging.

HardCopy ASICs

Our HardCopy ASICs offer customers a migration path from high density FPGA families to a low-cost ASIC for high-volume production. For a given process technology, HardCopy ASICs deliver nearly the performance of comparable cell-based ASICs, but with reduced development costs and shorter production lead-times.

In contrast to traditional cell-based ASICs, in which every mask layer is custom and unique to the customer's design, our HardCopy ASICs share a common set of base layers so only the last few mask layers are customized to implement the customer's design. By removing the configuration circuitry, programmable routing, and programmability for logic and memory, we reduce the die size and therefore device cost, but deliver functionality, performance and power characteristics that are equivalent to or more favorable than that of an FPGA.

As a result, customers get the flexibility and time-to-market advantages of a high-density FPGA during the prototyping and early production phases, and then convert the design to a HardCopy ASIC for high volume. This allows HardCopy ASICs to be used in high-volume cost-sensitive applications historically served by traditional cell-based ASICs.

INTELLECTUAL PROPERTY CORES

IP cores are pre-verified building blocks that execute system-level functions. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips, which yields a small die area and typically provides advantages in cost, performance, and power consumption. Our recent FPGA product generations have introduced hard IP cores such as variable-precision DSP blocks, multi-gigabit trasnceivers, and a variety of interface protocols.

A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. Customers integrate IP cores in their PLD designs with our proprietary development software. Soft IP cores available for use in our devices include our Nios® series of embedded processors, our portfolio of MegaCore® functions that we license to our customers, and our Altera Megafunction Partners Program ("AMPPSM") cores, which are pre-verified by us and licensed to our customers by third parties.

The Nios series of embedded processors use a reduced instruction-set computing (“RISC”) architecture and can be efficiently used in our FPGAs and HardCopy ASIC devices as a cost-competitive and flexible alternative to discrete microcontroller solutions. The Nios series of embedded processors compete favorably with many discrete microcontrollers. Other embedded processor IP cores, both hard and soft implementations, are also offered and supported by Altera through partnership agreements with companies including ARM Ltd. and MIPS Technologies.

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

Designers can use our development tools on a variety of computing platforms, including Microsoft Windows, UNIX (including Solaris and HP-UX), and Linux operating environments, with built-in interfaces to many industry-standard EDA tools offered by Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc., and others.

Like IP cores, our development tools generate less than 10% of our net sales, but are a critical and necessary element of our product portfolio because they are used to program our devices and can drive our success in competing for design wins against PLD, ASIC, and ASSP vendors.

Research and Development

Our research and development activities focus primarily on PLDs, HardCopy ASICs, IP cores, development software, and hardware. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of new families in recent years, including the Stratix V (including E, GX, GS and GT), Stratix IV (including E, GX and GT), Stratix III, Cyclone V, Cyclone IV (including E and GX), Cyclone III, Arria V, Arria II GX, MAX V, MAX II, HardCopy IV and HardCopy III device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.

Our research and development costs, which are charged to expense as incurred, were $264.6 million in 2010, $260.2 million in 2009, and $257.7 million in 2008.

Patents, Trademarks, and Licenses

We rely on intellectual property laws-including patent, copyright, trademark, and trade secret laws-to establish and maintain our proprietary rights in products and technology. Activities include:

•	Patents - As of December 31, 2010, we owned more than 2,280 United States and 260 foreign patents. We also had more than 1,090 patent applications pending worldwide.

•	Trademarks - We use, register, and apply to register certain trademarks and service marks in the United States and foreign countries.

•	Product registrations - We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

•	When appropriate, we file lawsuits to protect our intellectual property rights.

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

All of our distributors stock inventory of our products. Distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss transfer upon shipment from our stocking locations, which are located in the Asia Pacific region at the independent subcontractors we employ for test and assembly services or at our warehouse in San Jose. When products are shipped to a distributor, we defer revenue on the sale until the distributor sells the products in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption Deferred income and allowances on sales to distributors. All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see Note 2 - Significant Accounting Policies - Revenue Recognition to our consolidated financial statements.

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

Our distributors periodically return certain amounts of unsold product and receive price concessions for unsold product if we reduce prices. For high-volume or competitive situations, we often provide price concessions to our distributors. A customer purchasing a small quantity of product from a distributor usually pays list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often negotiate a substantial price discount from the distributor. Under these circumstances, the distributor will often negotiate and receive a price concession from Altera. These price concessions are negotiated in U.S. dollars. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing. This is a standard practice in the semiconductor industry, and we generally provide some level of price concession to every distributor.

Our net sales are the sum of our own direct sales to original equipment manufacturers, or OEMs, plus our distributors' resale of Altera products. For 2010, 2009 and 2008, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 81%, 82% and 91% respectively, of our net sales. Arrow Electronics, Inc. including its affiliates (“Arrow”), our largest distributor, accounted for 46% of our net sales in 2010, 45% in 2009 and 46% in 2008. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for 20% of our net sales in 2010, 15% in 2009, and 14% in 2008. No other distributor accounted for more than 10% of our net sales in 2010, 2009 or 2008.

See Note 4 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

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

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 13% of net sales in 2010, and 11% in 2009. No other individual OEM accounted for more than 10% of net sales in 2010 or 2009. No single end customer accounted for more than 10% of net sales in 2008. See Note 4 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

INTERNATIONAL SALES

Sales outside of the U.S. and Canada constituted 81% of net sales in 2010, 80% of net sales in 2009, and 77% of net sales in 2008. Sales to Japan accounted for 16% of net sales in 2010, 18% of net sales in 2009, and 19% of net sales in 2008. Sales to China accounted for 33% of net sales in 2010, 27% of net sales in 2009, and 19% of net sales in 2008. Except for the United States, China, and Japan, no other country accounted for sales in excess of 10% of net sales during 2010, 2009 or 2008. For a detailed description of our sales by geographic region, see Item 7: Results of Operations - Sales by Geography, and Note 14 - Segment and Geographic Information to our consolidated financial statements.

Backlog

Our backlog consists mostly of distributor orders, as well as limited OEM orders, that are for delivery within the next three months. Our backlog of orders as of December 31, 2010, was approximately $2.0 billion, compared to $1.6 billion as of December 31, 2009.

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

Manufacturing

WAFER SUPPLY

Die, cut from silicon wafers, are the essential components of all our devices and comprise a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we purchase our silicon wafers from independent semiconductor foundries instead of manufacturing them ourselves. This strategy allows us to take advantage of these suppliers' economies of scale and gives us direct and timely access to advanced process technology. We purchase nearly all of our silicon wafers from Taiwan Semiconductor Manufacturing Company (“TSMC”), an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In the past, we have used other foundry vendors, and we may establish additional foundry relationships as they become economically beneficial or technically necessary.

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

Executive Officers

Our executive officers and their ages as of February 15, 2011 are as follows:

Name	Age	Position
John P. Daane	47	Chairman, President, and Chief Executive Officer
Danny K. Biran	54	Senior Vice President, Marketing
Misha R. Burich	63	Senior Vice President, Research and Development
William Y. Hata	51	Senior Vice President, Worldwide Operations and Engineering
Lance M. Lissner	61	Senior Vice President, Business Development
Kevin H. Lyman	56	Senior Vice President, Human Resources
George A. Papa	62	Senior Vice President, Worldwide Sales
Ronald J. Pasek	50	Senior Vice President and Chief Financial Officer
Jordan S. Plofsky	50	Senior Vice President and General Manager, Altera Penang
Katherine E. Schuelke	48	Senior Vice President, General Counsel, and Secretary
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

Kevin H. Lyman joined us in January 2008 as our vice president of human resources and was promoted to senior vice president of human resources in February 2011. Before joining us, Mr. Lyman most recently served as senior vice president of corporate human resources at Advanced Micro Devices. Before that, Mr. Lyman held a variety of human resources management roles at Lockheed, GenRad, and General DataComm Industries.

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

Katherine E. Schuelke joined us in March 1996 as corporate attorney. She became senior corporate attorney in July 1997, assistant general counsel and assistant secretary in July 1999, and vice president, general counsel and secretary in October 2001. In February 2011, she was promoted to senior vice president, general counsel and secretary. Before joining us, Ms. Schuelke was an attorney at the law firm of Morrison & Foerster LLP for seven years.

Employees

As of December 31, 2010, we had 2,666 employees, of which 1,154 were located in the United States. We have not had any work stoppages, and we believe that our employee relations are good.

Access to Altera's Reports

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

Our SEC filings are available at the SEC's website at www.sec.gov, and may be read and copied at the SEC's public reference room at 100 F Street NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information.

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

Semiconductor companies, such as Altera, experience significant fluctuations in sales and profitability. The semiconductor industry has experienced economic downturns and business contractions from time to time, which can be severe and prolonged. The fluctuations follow the turns of the global economy and in a downturn can result in significant reductions in product demand and excess customer inventories. Global economic weakness or cyclical downturns have previously resulted from periods of economic recession, reduced access to credit markets, weakening or strengthening of the U.S. dollar relative to other currencies, weak end-user demand, excess industry capacity or general reductions in inventory levels by customers. It is difficult for our customers, our vendors and us to accurately forecast and plan future business activities in today's global economy.

Our ability to predict the quantity and type of products our customers will need in the future is challenging because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer's product, and because our end markets are highly fragmented (we have over 13,000 PLD customers), our ability to forecast end customer demand is difficult. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our customers' business and their ability to access financing, which could adversely affect demand for our products. Our operating cash flows are highly dependent on the continued collection of receivables and our ability to sell inventories. Declines in overall economic conditions could lead to deterioration in the quality of our receivables. In addition to reductions in sales and elevated risk associated with the collection of receivables, our profitability and cash flows may suffer during downturns because we may not be able to reduce costs at the same rate as our sales decline.

As further described below, we depend entirely on independent subcontractors to supply us with finished silicon wafers and to assemble, test and ship our semiconductor products. Uncertainties in the capital and credit market, however, may adversely affect the ability of our suppliers to obtain financing for operations. If our subcontractors' capital structures weaken, they may fail to satisfy our demand and our business could be materially disrupted.

If global economic and market conditions remain uncertain or persist, spread or deteriorate further, we could experience a material impact on our business, financial condition, results of operations or cash flows.

Our gross margins are subject to fluctuations due to many factors.

Our gross margins may fluctuate due to many factors, including:

•	Vertical market pricing mix

•	Changes in the mix of our prototyping and production-based business

•	Competitive pricing dynamics and customer mix

•	Various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory, and absorption of manufacturing overhead

Additionally, since the majority of our sales are booked and shipped through our distributors within the same quarter, forecasting our gross margins is difficult.

Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects.

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry depends on our ability to provide our customers with solutions providing greater value than those offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us. Because we develop PLDs for applications that are presently served by ASIC, ASSP, FPGA, CPLD, digital signal processing (“DSP”), and microprocessor/microcontroller vendors, we compete against these vendors.
To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected. Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs

•	ASICs and ASSPs with incremental amounts of embedded programmable logic

•	high-speed, low-density CPLDs

•	high-performance DSP devices

•	products with embedded multi-gigabit transceivers

•	other new or emerging programmable logic products

Many of these competitors have substantially more financial, technical, and marketing resources than we do and have well-established market positions and solutions that have proven technically feasible and economically competitive over several decades. We may be unable to displace these vendors in the targeted applications and densities. Several companies have introduced products that compete with ours or have announced their intention to sell PLD products. The benefits of programmable logic have attracted a number of competitors to this segment. We recognize that different applications require different programmable technologies, and we are developing architectures, processes and products to meet these varying customer needs. Recognizing the increasing importance of standard software solutions, we have developed common software design tools that support the full range of our IC products. We believe that automation and ease of design are significant competitive factors in this segment.

The highly competitive environment of the semiconductor industry and the high costs associated with manufacturing technologies and developing marketable products have resulted in significant consolidation in the industry and are likely to lead to further consolidation in the future. We recently acquired all of the outstanding equity of Avalon Microelectronics, Inc., a leading provider of FPGA-based Optical Transport Network solutions. We may continue to pursue business combination opportunities to improve our market share and the applications and products we can market. However, we may be outbid for the best assets. We also may become a target for a company looking to improve its competitive position. Such an occurrence may take place at any time with consequences that may not be predictable and that could have a materially adverse effect on our results of operations and financial condition.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Approximately 44% of our net sales for 2010 was derived from customers participating in the telecom and wireless vertical market. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communication end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

The length of our design-in and sales cycles could affect our ability to forecast future sales.

Our sales depend on our products being designed into end customers' products, and on those products being produced in volume. Our products are very complex, and the time from design-in to volume production ranges from six months to three years or more. From initial product design-in to volume production, many factors can affect the timing and/or volume of our sales. These factors include, but are not limited to, changes in the competitive position of our technology, the competitiveness of our end customers' products in the markets they serve, our customers' financial stability, end customer program delays and cancellations, and our ability to ship products according to customer schedules.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. During 2010, sales outside of the U.S. and Canada constituted approximately 81% of our net sales, and we expect that international sales will continue to account for a significant portion of our net sales. Risks related to our foreign operations include:

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

Worldwide sales through distributors accounted for 81% of our net sales during 2010. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders, and stock our products. Our contracts with our distributors may be terminated by either party upon notice.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets, and higher interest rates could potentially affect our distributors' operations.

We are highly dependent on Arrow Electronics, Inc. including its affiliates (“Arrow”), in many locations across the world, particularly in North America.

During 2010, Arrow accounted for approximately 46% of net sales on a worldwide basis, while our next-largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for approximately 20% of net sales. As of December 31, 2010, accounts receivable from Arrow and Macnica individually accounted for 18% and 51%, respectively, of our total accounts receivable.

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

In addition, our distributors' expertise in the determination and stocking of acceptable inventory levels may not be easily transferable to a new distributor. Also, end customers may be hesitant to accept the addition or replacement of a distributor.

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

Because we rely on independent subcontractors to assemble, test, and ship our semiconductor products and to provide package piece parts, we cannot directly control our product delivery schedules or quality levels. We are dependent upon sufficient subcontractor assembly and test capacities, both in raw materials and services, to meet the demand for our own products. Our future success also depends on the financial viability of our independent subcontractors. If market demand for subcontractor material and services exceeds available supply or if the subcontractors' capital structures weaken, we may experience product shortages, quality assurance problems, and/or increased manufacturing costs.

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

We operate in a dynamic market characterized by rapid technological change. Our products are manufactured using a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware, and advanced semiconductor wafer fabrication processes. Our development efforts may impact the timely introduction of competitive new products or product enhancements. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, the Stratix V (including E, GX, GS and GT) families, are manufactured on a 28-nanometer process technology, but our next-generation product families will be manufactured on smaller circuit geometries that we have not used before. The use of advanced process technology has technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs, and product delivery timeliness.

Any prolonged disruption to our global communications infrastructure could impair our ability to plan factory activity and respond to customer demand.

Demand for our products is highly volatile, especially at the detailed ordering code level. To achieve short delivery lead times and superior levels of customer service while maintaining low levels of inventory, we constantly adjust our manufacturing subcontractors' production schedules. We develop and adjust these schedules based on end customer demand as communicated by our distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We combine and distribute all of this information electronically over a complex global communications network. Our ability to estimate demand and to adjust our production schedules is highly dependent on this network; we have no manual back-up. A prolonged disruption or service failure in a portion of this network would impair our ability to plan factory activity and respond to demand.

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

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. The current administration and Congress have announced proposals for new U.S. tax legislation that, if adopted, could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. The potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. We cannot predict the outcome of any specific legislative proposals. However, any of these changes could have a material adverse affect on our profitability.
We may not be able to maintain a competitive worldwide effective corporate tax rate.
We cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. As a result, our actual effective tax rate may vary from our expectations and that variance may be material. Additionally, the tax laws of the jurisdictions in which we operate could change in the future, and such changes could cause a material change in our effective tax rate.

The failure of our intellectual property rights to provide meaningful protection from our competitors could harm our competitive position.

We rely on patent, trademark, trade secret, copyright, and mask work laws to protect our intellectual property, proprietary information, and technology rights. As of December 31, 2010, we owned more than 2,280 U.S. patents and 260 foreign patents, and had more than 1,090 patents applications pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain, or use our proprietary information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters facility currently consists of four interconnected buildings totaling approximately 500,000 square feet, located on approximately 25 acres of land that we own in San Jose, California. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 465,000-square-foot design, test engineering, operation and administrative facility in Penang, Malaysia, located on land leased on a long-term basis. Also, we lease our domestic and international offices, including our technology centers in the United Kingdom and Toronto, Canada. We believe that our facilities are adequate for our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject plantiff's demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint. In October 2010, the court dismissed plaintiff's fourth amended complaint and granted plaintiff leave to file a fifth amended complaint. On November 4, 2010, the plaintiff filed a fifth amended complaint, alleging that Altera's board of directors wrongfully refused his demand. On December 10, 2010, Altera, joined by the individual defendants, demurred to the fifth amended complaint.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents.  The complaint requests unspecified monetary damages including enhanced damages for willful infringement.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR. As of January 28, 2011, there were approximately 412 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 105,082 stockholders as of January 28, 2011.

The closing price of our common stock on January 28, 2011 was $37.41 per share as reported by the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by the NASDAQ Global Select Market:

	2010		2009
	High	Low	High	Low
First Quarter	$25.66	$21.16	$18.40	$13.97
Second Quarter	$26.75	$22.85	$18.08	$15.01
Third Quarter	$30.62	$24.65	$21.01	$15.41
Fourth Quarter	$37.99	$28.95	$23.14	$19.61

On January 24, 2011, our board of directors declared a cash dividend of $0.06 per common share payable on March 1, 2011 to stockholders of record on February 10, 2011. We periodically review our policy regarding share repurchases and cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

No shares were repurchased in 2010 or 2009. We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program. See Note 11 - Stockholders' Equity to our consolidated financial statements for additional information.

During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

Company Performance

The following graph shows a comparison, since December 30, 2005, of cumulative total return for Altera, the Standard and Poor's 500 Index, and the Standard and Poor's 500 Semiconductors Sub-Industry Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested in our common stock, Standard & Poor's 500 Index and Standard and Poor's 500 Semiconductors Sub-Industry Index on January 3, 2006, the first trading day subsequent to December 30, 2005.

*    Total return is based on historical results and is not intended to indicate future performance. Total return assumes reinvestment of dividends for Altera common stock, Standard & Poor's 500 Index and Standard and Poor's 500 Semiconductors Sub-Industry Index.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and related notes thereto.

(In thousands, except per share amounts)	2010		2009		2008		2007		2006

Statements of Income Data
Net sales	$1,954,426		$1,195,413		$1,367,224		$1,263,548		$1,285,535
Cost of sales	566,942		396,584		449,750		447,969		427,876
Gross margin	1,387,484		798,829		917,474		815,579		857,659
Research and development expense	264,649		260,208		257,717		261,786		246,104
Selling, general, and administrative expense	254,495		234,074		255,391		272,141		304,582
Compensation expense (benefit) - deferred compensation plan	6,839		11,776		(18,106)		6,699		5,898
(Gain) loss on deferred compensation plan securities	(6,839)		(11,776)		18,106		(6,699)		(5,898)
Interest income and other	(3,330)		(6,083)		(30,300)		(57,681)		(53,609)
Interest expense	3,843		5,092		15,492		1,705		912
Income before income taxes	867,827		305,538		419,174		337,628		359,670
Income tax expense	84,943		54,476		59,523		47,605		36,434
Net income	$782,884		$251,062		$359,651		$290,023		$323,236

Net income per share:
Basic	$2.55		$0.85		$1.20		$0.84		$0.90
Diluted	$2.49		$0.84		$1.18		$0.82		$0.88

Shares used in computing per share amounts:
Basic	307,302		294,493		300,951		345,382		361,096
Diluted	313,912		297,180		304,604		351,906		367,372

Cash dividends declared per common share	$0.22		$0.20		$0.19		$0.12		$—

Balance Sheet Data
Working capital	$2,834,523		$1,551,809		$1,241,139		$1,044,430		$1,139,869
Total assets	$3,759,837		$2,293,231		$1,879,907		$1,769,918		$2,233,260
Long-term credit facililty	$500,000		$500,000		$500,000		$250,000		$—
Other non-current liabilities	$239,698	(1)	$217,934	(1)	$194,008	(1)	$168,810	(1)	$13,916
Stockholders' equity	$2,323,652		$1,085,336		$799,877		$861,450		$1,608,161
Book value per share	$7.27		$3.66		$2.73		$2.74		$4.46

(1)
Reflects the classification of certain income taxes payable as non-current based on the FASB guidance on accounting for uncertainty in income taxes. See Note 13 - Income Taxes to our consolidated financial statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of this annual report.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 13,000 customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage, and Other market segments. The Other market segment includes sub-segments of broadcast, consumer, medical and test. We design, manufacture, and market a variety of products:

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

In 2010, sales of PLDs generated 94% of our net sales, with FPGA and CPLD sales comprising approximately 82% and 12% of our net sales, respectively. The remainder of our sales is comprised of our HardCopy devices and configuration devices used in conjunction with our FPGAs, as well as licensing of IP cores and proprietary development tools.

Market Opportunity

Based on publicly available data and information derived from Gartner Dataquest, we estimate that the PLD market was approximately $4.8 billion in 2010. We also estimate that the combined ASIC and ASSP market in 2010 was approximately $97.0 billion, comprised of the ASIC market at approximately $22.0 billion and the ASSP market at approximately $75.0 billion. Due to the low priced nature of some very high volume ASIC and ASSP applications, including mobile phones and certain consumer applications such as PC-related equipment, video games and portable media applications, we do not believe that the entire ASIC and ASSP market is available for displacement by PLDs. As such, we estimate that the PLD accessible ASIC and ASSP market was approximately $38.0 billion in 2010 ($11.0 billion in accessible ASICs and $27.0 billion in accessible ASSPs) and that this represents significant PLD growth potential.

In addition to the accessible portion of the ASIC and ASSP market of $38.0 billion in 2010, our Embedded Initiative, which is a strategy to displace embedded processors and microcontrollers by integrating them within our FPGAs, offers an additional growth opportunity of approximately $9.0 billion. By investing in and developing software, hard and soft IP, as well as application-targeted FPGAs, we believe that we can capture a higher percentage of the semiconductor bill of materials in an embedded system. With a combined $47.0 billion ASIC, ASSP and embedded market replacement opportunity, our goal is that, over time, the average growth rate of our revenue can double that of the total semiconductor industry.

For our most current designs, PLD process technology is typically two or three process generations more advanced than ASIC and ASSP process technology. As chip manufacturing becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. As a result, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs to reduce development costs. We believe this has brought us to a “tipping point” with respect to our opportunity to displace ASICs and ASSPs. It may no longer be technologically feasible for many ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and at the same time it may not be economically feasible for them to use new generations of technology for low and mid-range volume applications. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and, when combined with the traditional PLD advantages of greater flexibility, lower development cost, and faster time-to-market, should drive the accelerated adoption of PLDs in the years ahead. We have seen evidence of the tipping point as an increasing number of ASIC and ASSP opportunities are being displaced by Stratix IV FPGAs and, to date, the Stratix IV family has been the fastest ramping FPGA product in the history of the PLD industry. We believe our 28-nm-based Stratix V FPGAs, which we will begin shipping in early 2011, will further widen the technology gap between PLDs and ASICs and ASSPs, and drive increases in the rate of adoption of PLDs from ASICs and ASSPs.

While we have had some degree of success winning customer designs over ASICs, ASSPs, embedded processors and microcontrollers, the rate at which customers will adopt the use of PLDs is unclear. Technological issues including those related to power consumption, performance specifications and design methodology, may inhibit some customers from the broad adoption of PLDs. Despite having success in winning new designs and a potentially higher average growth rate of PLDs relative to ASICs, ASSPs, embedded processors and microcontrollers, our share gains versus these alternatives may take many years to become significant due to the small size of the PLD market when compared to the combined accessible revenue of ASICs, ASSPs, embedded processors and microcontrollers. This is compounded by the fact that it may take a very long period of time for revenue from new designs to become meaningful when compared to the existing legacy revenue stream.

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

We believe that our early and continued focus on cost reduction and productivity enhancement before the business slowdown related to the global financial crisis during 2008 and 2009 provided us with some benefits compared to other semiconductor companies. Our ability to maintain investment in the research and development of future products, which has been aided by our early and ongoing cost savings initiatives, is a vital factor for our future sales and earnings growth. In addition, our prior work in analyzing business processes has not only allowed us to effectively identify and implement simplification and cost reduction initiatives, but the concept of “workflow efficiency” has become a valued aspect of our business culture.

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

Competing for Design Wins

We compete with other PLD vendors to displace fixed-chip logic alternatives and for market share within the PLD market. Competition between PLD vendors is most intense in the “design-win” phase of the customer's design, when customers select products for use in the customer's electronic system. A customer has a tendency to use products from the same PLD vendor as was used on the most recent design. This "incumbency advantage" is driven by a customer's investment in building expertise with the PLD vendor's software. In addition, because each PLD vendor's products are proprietary, the cost to switch PLDs after a system has been designed and prototyped is very high. Therefore, a design win can provide the PLD vendor with a profitable revenue stream through the life of the customer's program.

From the time a design win is secured, it can be two or more years before a customer starts volume production of its system. Typically, the customer selects the PLD vendor relatively early in a customer's design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications, and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in the PLD market, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success and timing of customer programs, and because the end markets are highly fragmented (we have over 13,000 PLD customers), it is difficult even for PLD vendors to gauge their own competitive strength in winning designs at a particular point in time.

Developing Competitive Products

A PLD vendor's ability to secure design wins and to maintain or increase market share is highly dependent on the cost and quality of its products, particularly the effectiveness and reliability of its proprietary development software. Development software, working in tandem with device logic architecture and features, creates the functionality desired by the customer. As customers gain familiarity with a particular PLD vendor's software, they often want to use that same software again in another design, giving that PLD vendor a potential advantage as the next system is designed. We develop our software in parallel with our devices, and there are schedule and integration risks between the two processes. If we fail to create adequate software to support our new devices as they are introduced, we weaken our competitive position, which can have long-lasting effects if customers switch to competing solutions and become less familiar and less skilled with our software.

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

Market Share	2005	2010
PLD	34%	40%
FPGA	32%	39%
CPLD	37%	42%

Complementing our Stratix FPGAs is our HardCopy family of ASICs. The availability of a HardCopy conversion path for high-density FPGA designs is a competitive advantage. We first shipped HardCopy devices in 2001, offering customers low-cost, non-programmable production devices that use our highest density FPGAs as an integrated development vehicle. HardCopy devices are targeted specifically at those applications and customers that have used PLDs for prototyping and development and traditional cell-based ASICs from other vendors for their volume production needs.

We have improved our CPLD offering by introducing the MAX II family in 2004, the MAX IIZ family in 2007, and the MAX V family in 2010. MAX V CPLDs offer pricing and features that we believe are competitively attractive, with cost, performance, power consumption, and density that are superior to our previous offerings.

An FPGA family typically reaches peak sales four to five years after initial product shipment. As a result, the Stratix II and Cyclone II families we introduced in 2004, which comprised approximately 25% of our net sales in 2010, may be at or near peak sales. We believe that the products we introduced from 2006 to 2010 have yet to reach peak sales, but will eventually experience sales declines. To improve or even sustain our growth rate, we must successfully introduce successor generations of devices. The degree to which other PLD vendors improve the competitiveness and execution of their products may impair our ability to improve our growth rate.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make certain judgments and estimates that affect the amounts reported in our consolidated financial statements. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) income taxes.

Revenue Recognition

We sell the majority of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns. We defer recognition of revenue and costs until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us with periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. We maintain system controls to validate distributor data and to verify that reported data is accurate. At times, we must use estimates and apply judgments to reconcile distributors' reported inventories to their activities. This reconciliation process requires us to estimate the amount of in-transit shipments (net of in-transit returns) to our distributors. In-transit days can significantly vary among geographies and individual distributors. We also apply judgment when estimating the total value of price concessions earned by our distributors but not claimed by the end of the reporting period. This is because there is a time lag between the price concessions earned and claimed by the distributors for any underlying resale of products. Any error in our judgment could lead to inaccurate reporting of our revenues, deferred income and allowances on sales to distributors, and net income.

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

The calculation of our tax liabilities involves the inherent uncertainty associated with the application of U.S. GAAP and complex tax laws. We are subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Note 13 - Income Taxes to our consolidated financial statements for additional information.

Results of Operations

On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change was effective beginning with our fiscal year 2008. As a result of the change in our fiscal year end, our fiscal years ended December 31, 2010 (2010) and December 31, 2009 (2009) each contain 365 days and our fiscal year ended December 31, 2008 (2008) contains 369 days.
Results of operations expressed as a percentage of net sales were as follows:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	29.0%	33.2%	32.9%
Gross margin	71.0%	66.8%	67.1%
Research and development expense	13.5%	21.8%	18.8%
Selling, general, and administrative expense	13.0%	19.6%	18.7%
Compensation expense (benefit) - deferred compensation plan	0.3%	1.0%	(1.3)%
(Gain) loss on deferred compensation plan securities	(0.3)%	(1.0)%	1.3%
Interest income and other	(0.2)%	(0.5)%	(2.2)%
Interest expense	0.2%	0.4%	1.0%
Income tax expense	4.3%	4.6%	4.4%
Net income	40.1%	21.0%	26.3%

Sales Overview

Net sales were $1.95 billion in 2010, $1.20 billion in 2009 and $1.37 billion in 2008. Net sales increased by 64% in 2010 from 2009, outpacing the general semiconductor, ASIC, ASSP and PLD markets by a wide margin. Improved end-market conditions and increased PLD content in new generation systems were both contributors to the PLD industry growth. Our market success with 65 nanometer and 40 nanometer FPGAs led to Altera's significant outgrowth of the PLD industry. The significant increase in net sales, primarily due to strong growth in sales of our New Products, was broad-based, covering large and small customer categories and all geographies.

The decrease in Net sales in 2009 from 2008 was due to a general decline in demand associated with the 2009 economic downturn.

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 13% of net sales in 2010 and 11% in 2009. No other individual OEM accounted for more than 10% of net sales in 2010 or 2009. No single end customer accounted for more than 10% of net sales in 2008. See also Note 4 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

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

The product categories above have been constructed to approximate the relative life cycle stages of our products. The product categories' compositions are adjusted approximately every two to three years. During 2010, we adjusted product categories to move certain products from New Products to Mainstream Products and certain products from Mainstream Products to Mature and Other Products. All prior period data has been adjusted to conform to the current classification. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers' later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Net Sales by product category were as follows:

				Annual Growth Rate
	2010	2009	2008	2010	2009

New	43%	24%	9%	196%	122%
Mainstream	28%	33%	33%	36%	(11)%
Mature and Other	29%	43%	58%	11%	(35)%
Net Sales	100%	100%	100%	64%	(13)%

Sales by Vertical Market

During 2009, we modified vertical market classifications to more closely align with end customer products and product requirements. In addition, we refined our methodology for assigning net sales to vertical markets to better align distributor price discounts with end customer markets. Accordingly, prior year data has been adjusted to conform to this presentation. The following vertical market data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of net sales to a vertical market requires the use of estimates, judgment, and extrapolation. As such, actual results may differ from those reported.

Net Sales by vertical market were as follows:

				Annual Growth Rate
	2010	2009	2008	2010	2009

Telecom & Wireless	44%	44%	36%	64%	4%
Industrial Automation, Military & Automotive	21%	22%	24%	61%	(18)%
Networking, Computer & Storage	14%	14%	16%	55%	(20)%
Other	21%	20%	24%	73%	(28)%
Net Sales	100%	100%	100%	64%	(13)%

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

Net sales of FPGAs and CPLDs, and Other Products were as follows:

				Annual Growth Rate
	2010	2009	2008	2010	2009

FPGA	82%	77%	74%	73%	(9)%
CPLD	12%	15%	18%	29%	(27)%
Other Products	6%	8%	8%	36%	(18)%
Net Sales	100%	100%	100%	64%	(13)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net Sales by geography were as follows:

				Annual Growth Rate
	2010	2009	2008	2010	2009

Americas	19%	20%	23%	50%	(23)%
Asia Pacific	42%	40%	35%	74%	1%
EMEA	23%	22%	23%	71%	(18)%
Japan	16%	18%	19%	47%	(18)%
Net Sales	100%	100%	100%	64%	(13)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. Our distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $6.0 billion and $3.5 billion for 2010 and 2009, respectively. See Note 8 - Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $178.4 million and $182.4 million for 2010 and 2009, respectively. See Note 8 - Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	2010	2009	2008

Gross Margin Percentage	71.0%	66.8%	67.1%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. Our gross margin percentage increased in 2010 by 4.2 points when compared to 2009, primarily as a result of manufacturing cost reductions, specifically due to improved yields on certain of our new products and increased efficiency in our processes. While these variables will continue to fluctuate on a quarterly basis, we continue to target a 65% gross margin over the long term. We believe the 65% gross margin target affords us the right mix of growth opportunities across all served markets.

Gross margin percentages decreased in 2009 by 0.3 points compared to 2008 primarily as a result of a disproportionate decrease in revenue from our smaller, higher margin customer base. We also experienced a more pronounced decline in our highest margin market segments.

Stock-based compensation expense included in Cost of sales did not have a significant impact on our gross margin in 2010, 2009 or 2008.

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

($ in millions)	2010	2009	2008	2010 vs. 2009 Change	2009 vs. 2008 Change

Research and Development Expense	$264.6	$260.2	$257.7	2%	1%

Percentage of Net Sales	13.5%	21.8%	18.8%

Research and development expense for 2010 increased by $4.4 million, or 2%, when compared with 2009. The increase was primarily attributable to the following offsetting factors: a $17.2 million increase in variable compensation expense based on higher operating results for 2010, the absence of a gain of $3.6 million from the substantive termination of our retiree medical plan during 2009, a $3.0 million increase in consulting services, and a $19.5 million decrease in spending on masks and wafers due to the timing of product development activities. See Note 15 - Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan in 2009.

Research and development expense for 2009 increased by $2.5 million, or 1%, when compared with 2008. The increase was primarily attributable to a $21.4 million increase in spending on masks and wafers as a result of tape-outs of various new products in 2009, and a $4.2 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. These increases were partially offset by a $2.6 million decrease in labor costs due to $6.7 million of cost savings from reduced headcount associated with the restructuring activities in 2009, partially offset by $4.1 million of restructuring charges, a gain of $3.6 million from the substantive termination of our retiree medical plan, a $5.8 million decrease in variable compensation expense based on lower 2009 operating results, a $3.3 million decrease in spending on prototype and package tooling and a combined $6.5 million decrease in rental, travel and consulting expenses. See Note 12 - Stock-Based Compensation to our consolidated financial statements for more information on the change in our expected forfeiture rate, Note 15 - Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 17 - Restructuring Charges for further information about our restructuring activities during 2009.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

($ in millions)	2010	2009	2008	2010 vs. 2009 Change	2009 vs. 2008 Change

Selling, General and Administrative Expense	$254.5	$234.1	$255.4	9%	(8)%

Percentage of Net Sales	13.0%	19.6%	18.7%

Selling, general, and administrative expense for 2010 increased by $20.4 million, or 9%, when compared with 2009. The increase was primarily attributable to an $8.3 million increase in variable compensation expense based on higher operating results for 2010, the absence of a gain of $2.6 million from the substantive termination of our retiree medical plan during 2009, a $6.0 million increase in commission expenses driven by higher sales volume, and the absence of a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts during 2009. See Note 4 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements for a detailed discussion of the change in estimate of our allowance for doubtful accounts during 2009, and Note 15 - Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan in 2009.

Selling, general, and administrative expense for 2009 decreased by $21.3 million, or 8%, when compared with 2008. The decrease was primarily due to a gain of $2.6 million from the substantive termination of our retiree medical plan, a $4.0 million decrease in variable compensation expense based on lower 2009 operating results, a benefit of $2.3 million from a change in estimate of our allowance for doubtful accounts, an $11.1 million decrease in commission expenses due to lower sales for 2009 and a combined $9.3 million decrease in maintenance, travel, advertising, depreciation and legal expenses due to our ongoing efforts to improve operating efficiency. These decreases were partially offset by an $11.1 million increase in stock-based compensation expense resulting from higher awards in 2009 and a change in estimate of our expected forfeiture rate. Labor costs for 2009 were relatively flat compared with 2008. The $5.7 million of restructuring charges incurred in 2009 were offset by the savings in labor costs as a result of the restructuring activities. See Note 4 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements for a detailed discussion of the change in estimate of our allowance for doubtful accounts, Note 12 - Stock-Based Compensation for more information on the change in our expected forfeiture rate, Note 15 - Employee Benefit Plans for a detailed discussion of the substantive termination of our retiree medical plan and Note 17 - Restructuring Charges for further information about our restructuring activities during 2009.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of income. We reported losses (gains) on NQDC Plan assets of $(6.8) million, $(11.8) million and $18.1 million in 2010, 2009 and 2008, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation expense (benefit) - deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 15 - Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other consists mainly of interest income generated from investments in high-quality fixed income securities. The year-over-year decrease in Interest income and other was primarily due to a decrease in interest income as a result of lower returns on our money market funds, partially offset by the effect of an increase in invested balances.

Interest Expense

The year-over-year decrease in Interest expense was due primarily to the decrease of the LIBOR rate, which represents the principal basis of our interest rate on the outstanding borrowings under our long term credit facility. See Note 16 - Long-term Credit Facility to our consolidated financial statements.

Income Tax Expense

Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 9.8% for 2010, 17.8% for 2009 and 14.2% for 2008.

The significant net decrease in our effective tax rate in 2010 was primarily due to the following factors. During 2010, we reversed $11.7 million of liabilities that were originally recorded in 2009, for uncertain tax positions, as a result of a court decision issued in March 2010, holding that stock-based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. Due to the expiration of the statute of limitations for certain foreign jurisdictions, we reversed $7.7 million of liabilities for uncertain tax positions. In addition, the decrease in our effective tax rate was also due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, partially offset by the increase in the effective tax rate due to the California law change providing the option to elect an alternative method to attribute taxable income to California effective January 1, 2011. As a result, we revalued our state deferred tax assets that are expected to reverse after the effective date of the change and recognized discrete income tax expense charges of $8.2 million during 2010. See Note 13 - Income Taxes to our consolidated financial statements for further information.

Restructuring Charges

During 2009, we announced a net reduction of approximately 120 positions. We incurred restructuring-related charges of approximately $10.0 million in 2009. The charges were comprised of employee severance costs of approximately $7.6 million, charges related to the termination of certain external sales representatives of approximately $2.3 million and operating lease impairments of approximately $0.1 million. As a result of the workforce reduction, our approximate annual net cost savings are $20.0 million.

The restructuring charges for year 2009 are included in our consolidated statements of income as follows:

(In thousands)
Cost of sales	$137
Research and development expense	4,104
Selling, general, and administrative expense	5,728
$9,969
No significant restructuring activities were initiated in 2010 or 2008.

All restructuring obligations were fully settled as of December 31, 2010. See Note 17 - Restructuring Charges to our consolidated financial statements for additional information.

Financial Condition, Liquidity, Credit Facility and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of December 31, 2010, we have borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2010, we were in compliance with all such covenants. See Note 16 - Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance increased by $1.2 billion during the year ended December 31, 2010. The change in cash and cash equivalents for 2010, 2009 and 2008 was as follows:

(In millions)	2010	2009	2008
Net cash provided by operating activities	$856.7	$372.7	$449.3
Net cash (used in) provided by investing activities	(23.0)	(13.9)	100.5
Net cash provided by (used in) financing activities	384.8	(28.9)	(223.1)
Net increase in cash and cash equivalents	$1,218.5	$329.9	$326.6

Total cash and cash equivalents accounted for 74% and 67% of total assets at December 31, 2010 and 2009, respectively.

Operating Activities

In 2010, our operating activities provided $856.7 million in cash, primarily attributable to net income of $782.9 million, adjusted for non-cash stock-based compensation expense of $67.7 million (net of related tax effects), depreciation and amortization of $27.5 million, and deferred income tax expense of $34.3 million and changes in working capital accounts. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $145.3 million increase in Accounts receivable, net, a $59.2 million increase in Accounts payable and other liabilities, a $146.8 million increase in Deferred income and allowances on sales to distributors, a $76.8 million increase in Inventories, a $52.8 million increase in Other assets and a $15.7 million increase in Income tax payable.

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

The $145.3 million increase in Accounts receivable, net, and the $146.8 million increase in Deferred income and allowances on sales to distributors principally related to increased gross billings to distributors and OEMs associated with a significant demand for our products in the fourth quarter of 2010. See Note 8 - Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

The $76.8 million increase in Inventories was primarily driven by increased product demand. The $52.8 million increase in Other assets primarily resulted from prepayment of estimated tax and an increase in advances to distributors to help finance their accounts receivable and inventory. The $15.7 million increase in Income tax payable was primarily attributable to higher tax liabilities due to increases in earnings. See Note 13 - Income Taxes to our consolidated financial statements for a detailed discussion.

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

Investing Activities

During 2010, our investing activities primarily consisted of net sales of deferred compensation plan securities of $2.5 million, purchases of property and equipment of $12.4 million and purchase of intangible assets of $5.0 million. In addition, we also made payments related to a business acquisition of $8.0 million. See Note 3 - Acquisition to our consolidated financial statements.

Cash used for investing activities in 2009 primarily consisted of net purchases of deferred compensation plan securities of $2.1 million and purchases of property and equipment of $11.1 million. We completed construction of a new office building in Penang, Malaysia and incurred total capital expenditures of $28.5 million, which were principally incurred in 2008.

Financing Activities

During 2010, our financing activities primarily consisted of proceeds of $453.7 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $67.8 million, principal payments on capital lease obligations of $2.9 million, and minimum statutory withholding for vested restricted stock units of $20.2 million.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2010, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$21.3	$7.6	$9.0	$4.0	$0.7
Wafer purchase obligations (2)	185.5	185.5	—	—	—
Long-term credit facility	500.0	—	500.0	—	—
Interest on long-term credit facility (3)	6.3	3.8	2.5	—	—
Obligations under service award program (4)	8.4	2.5	0.7	1.8	3.4
Total contractual cash obligations	$721.5	$199.4	$512.2	$5.8	$4.1

(1)
We lease facilities under non-cancelable lease agreements expiring at various times through 2015. Rental expense under all operating leases amounted to $9.0 million, $9.0 million, and $10.2 million in 2010, 2009 and 2008, respectively.

(2)
Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2011.

(3)
Interest is based on the outstanding credit facility balance and rate in effect as of December 31, 2010. The contractual amounts to be paid are affected by changes in market interest rates. The LIBOR rate used in the calculation of the future interest payments is 0.26% (based on rates in effect as of December 31, 2010). Future changes in market interest rates could materially affect the contractual amounts to be paid.

(4)
We offer to our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty and twenty-five year service anniversaries. See Note 15 - Employee Benefits Plans to our consolidated financial statements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $231.8 million of unrecognized tax benefits classified as Income tax payable- non-current in the accompanying consolidated balance sheet as of December 31, 2010, have been excluded from the contractual obligations table above. See Note 13 - Income Taxes to our consolidated financial statements for a discussion of income taxes.

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

Impact of Foreign Currency and Inflation

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for 2010, 2009 or 2008 was not significant. During 2008, we entered into forward foreign exchange contracts to reduce our exposure to foreign currency rate changes related to the construction cost for our new building in Penang, Malaysia. As of December 31, 2008 all forward contracts had matured. The realized loss from the settlement of the forward contracts was $1.7 million for 2008. We did not enter into any forward contracts in 2010 or 2009. We do not enter into foreign exchange transactions for trading or speculative purposes.

Common Stock Repurchases

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2010, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. As of December 31, 2010, 14.7 million shares remained authorized for repurchase under our stock repurchase program.

No shares were repurchased in 2010 or 2009. Common stock repurchase activities for 2008 was as follows:

(In millions, except per share amounts)

Shares repurchased	26.6
Cost of shares repurchased	$473.229
Average price per share	$17.78

During 2008, we entered into agreements pursuant to SEC Rule 10b5-1 under which we authorized third-party brokers to purchase shares on our behalf during our normal blackout period according to predetermined trading instructions. In addition, we repurchased shares of our common stock under the guidelines of SEC Rule 10b-18.

Off-balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Events

On January 24, 2011, our board of directors declared a cash dividend of $0.06 per common share payable on March 1, 2011 to stockholders of record on February 10, 2011.

New Accounting Pronouncements

Accounting Standards Adopted in 2010

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements that will be adopted in 2011. See Note 18 — Fair Value of Financial Instruments to our consolidated financial statements.

Subsequent Events
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 2, 2010. See Note 19 — Subsequent Event to our consolidated financial statements.

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

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of December 31, 2010 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2010 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of December 31, 2010.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at December 31, 2010, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	41
Consolidated Statements of Income for each of the three years in the period ended December 31, 2010	42
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010	43
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2010	44
Notes to the Consolidated Financial Statements	45
Report of Independent Registered Public Accounting Firm	66
Financial Statement Schedules
All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.
Supplementary Financial Data (unaudited)	66

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,765,196	$1,546,672
Accounts receivable, net	363,614	218,144
Inventories	146,524	69,705
Deferred income taxes - current	66,839	79,164
Deferred compensation plan - marketable securities	54,419	50,905
Deferred compensation plan - restricted cash equivalents	19,817	18,986
Other current assets	114,601	58,194
Total current assets	3,531,010	2,041,770
Property and equipment, net	164,155	174,516
Deferred income taxes - non-current	37,319	59,249
Other assets, net	27,353	17,696
Total assets	$3,759,837	$2,293,231

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$86,061	$50,520
Accrued liabilities	23,278	32,256
Accrued compensation and related liabilities	83,773	49,862
Deferred compensation plan obligations	74,236	69,891
Deferred income and allowances on sales to distributors	428,711	281,885
Income taxes payable	428	5,547
Total current liabilities	696,487	489,961
Income taxes payable - non-current	231,833	210,967
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,865	6,967
Total liabilities	1,436,185	1,207,895
Commitments and contingencies
(See “Note 9-Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 319,494 at December 31, 2010 and 296,817 shares at December 31, 2009	319	297
Capital in excess of par value	908,989	372,098
Retained earnings	1,414,344	712,941
Total stockholders' equity	2,323,652	1,085,336
Total liabilities and stockholders' equity	$3,759,837	$2,293,231
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED
(In thousands, except per share amounts)	December 31, 2010	December 31, 2009	December 31, 2008
Net sales	$1,954,426	$1,195,413	$1,367,224
Cost of sales	566,942	396,584	449,750
Gross margin	1,387,484	798,829	917,474
Research and development expense	264,649	260,208	257,717
Selling, general, and administrative expense	254,495	234,074	255,391
Compensation expense (benefit) - deferred compensation plan	6,839	11,776	(18,106)
(Gain) loss on deferred compensation plan securities	(6,839)	(11,776)	18,106
Interest income and other	(3,330)	(6,083)	(30,300)
Interest expense	3,843	5,092	15,492
Income before income taxes	867,827	305,538	419,174
Income tax expense	84,943	54,476	59,523
Net income	$782,884	$251,062	$359,651

Net income per share:
Basic	$2.55	$0.85	$1.20
Diluted	$2.49	$0.84	$1.18

Shares used in computing per share amounts:
Basic	307,302	294,493	300,951
Diluted	313,912	297,180	304,604

Cash dividends per common share	$0.22	$0.20	$0.19
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net income	$782,884	$251,062	$359,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,535	29,022	29,969
Stock-based compensation	62,118	64,446	48,630
Deferred income tax expense (benefit)	34,256	(5,890)	737
Tax effect of employee stock plans	27,444	(3,648)	1,311
Excess tax benefit from employee stock plans	(21,866)	(990)	(6,767)
Gain on sale of land	—	—	(112)
Gain on substantive termination of retiree medical plan	—	(6,488)	—
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable, net	(145,330)	(136,115)	115,459
Inventories	(76,819)	14,931	(10,527)
Other assets	(52,805)	38,862	(26,173)
Accounts payable and other liabilities	59,200	7,918	2,810
Deferred income and allowances on sales to distributors	146,826	77,611	(74,766)
Income taxes payable	15,746	39,860	9,717
Deferred compensation plan obligations	(2,494)	2,125	(673)
Net cash provided by operating activities	856,695	372,706	449,266
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,442)	(11,060)	(40,273)
Proceeds from the maturities and sales of available-for-sale investments	—	—	131,060
Proceeds from sale of land	—	—	9,063
Acquisition related payments, net of cash acquired	(8,004)	—	—
Sales (purchases) of deferred compensation plan securities, net	2,494	(2,125)	673
Purchases of intangible assets	(5,000)	(690)	—
Net cash (used in) provided by investing activities	(22,952)	(13,875)	100,523
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	453,719	42,144	67,138
Shares withheld for employee taxes	(20,164)	(10,738)	(8,229)
Repurchases of common stock	—	—	(473,229)
Payment of dividends to stockholders	(67,774)	(58,925)	(57,051)
Excess tax benefit from stock-based compensation	21,866	990	6,767
Decrease in book overdrafts	—	—	(320)
Proceeds from long-term credit facility	—	—	250,000
Principal payments on capital lease obligations	(2,866)	(2,373)	(8,217)
Net cash provided by (used in) financing activities	384,781	(28,902)	(223,141)
Net increase in cash and cash equivalents	1,218,524	329,929	326,648
Cash and cash equivalents at beginning of period	1,546,672	1,216,743	890,095
Cash and cash equivalents at end of period	$2,765,196	$1,546,672	$1,216,743
Supplemental cash flow information:
Income taxes paid, net	$29,887	$7,310	$66,503
Interest paid	$3,395	$4,503	$15,666
Noncash Investing and Financing Activities:
Assets acquired under capital leases	$—	$—	$11,871
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 28, 2007	314,019	$316,644	$546,130	$(1,324)	$861,450
Components of comprehensive income:
Net income	—	—	359,651	—	359,651
Change in unrealized loss on investments, net of tax benefit of $84	—	—	—	(139)	(139)
Amortization of accumulated unamortized loss on retiree medical plan	—	—	—	16	16
Net gain on retiree medical plan arising during the year, net of tax expense of $235	—	—	—	329	329
Total comprehensive income					359,857
Issuance of common stock through employee stock plans, net	5,739	67,138	—	—	67,138
Restricted stock withholding	(407)	(2,707)	(5,522)	—	(8,229)
Repurchases of common stock	(26,618)	(158,299)	(314,930)	—	(473,229)
Stock-based compensation expense	—	48,630	—	—	48,630
Tax effect of employee stock plans	—	1,311	—	—	1,311
Dividends paid	—	—	(57,051)	—	(57,051)
Balance, December 31, 2008	292,733	272,717	528,278	(1,118)	799,877
Components of comprehensive income:
Net income	—	—	251,062	—	251,062
Amortization of accumulated unamortized loss on retiree medical plan	—	—	—	1,118	1,118
Total comprehensive income					252,180
Issuance of common stock through employee stock plans, net	4,710	42,144	—	—	42,144
Restricted stock withholding	(626)	(3,264)	(7,474)	—	(10,738)
Stock-based compensation expense	—	64,446	—	—	64,446
Tax effect of employee stock plans	—	(3,648)	—	—	(3,648)
Dividends paid	—	—	(58,925)	—	(58,925)
Balance, December 31, 2009	296,817	372,395	712,941	—	1,085,336
Net income	—	—	782,884	—	782,884
Issuance of common stock through employee stock plans, net	23,460	453,808	—	—	453,808
Restricted stock withholding	(783)	(6,457)	(13,707)	—	(20,164)
Stock-based compensation expense	—	62,118	—	—	62,118
Tax effect of employee stock plans	—	27,444	—	—	27,444
Dividends paid	—	—	(67,774)	—	(67,774)
Balance, December 31, 2010	319,494	$909,308	$1,414,344	$—	$2,323,652
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs, HardCopy ASIC devices, pre-defined design building blocks known as intellectual property (“IP”), cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs, are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage and Other vertical markets.

Note 2: Significant Accounting Policies

BASIS OF PRESENTATION  |  On September 23, 2008, our board of directors approved a change in our fiscal year end from the Friday nearest December 31 to December 31 of each year. This change was effective beginning with our fiscal year 2008. As a result of the change in our fiscal year end, our fiscal years ended December 31, 2010 (2010) and December 31, 2009 (2009) each contain 365 days and our fiscal year ended December 31, 2008 (2008) contains 369 days. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

USE OF ESTIMATES  |  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

CASH EQUIVALENTS | Cash equivalents consist of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2010 and 2009, our cash equivalents consisted of money market funds.

DEFERRED COMPENSATION PLAN - MARKETABLE SECURITIES | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The investments held in the NQDC Plan consist of publicly traded equity securities, mutual funds and fixed income securities. We account for these investments as trading securities with gains or losses reported as (Gain) loss on deferred compensation plan securities in our consolidated statements of income.

DEFERRED COMPENSATION PLAN - RESTRICTED CASH EQUIVALENTS | As of December 31, 2010 and 2009, the cash equivalents held in the NQDC Plan consisted of money market funds and were classified as restricted cash equivalents due to legal restrictions associated with the trust held under the Plan.

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

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS |  Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

LONG-LIVED ASSET IMPAIRMENT  |  We perform reviews of long-lived assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

FAIR VALUE OF FINANCIAL INSTRUMENTS  |  We define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This is sometimes referred to as an "exit price". As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability, also taking into consideration the principal or most advantageous market in which market participants would transact and the market based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk and credit risk. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets

Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 - Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions

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

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying value approximates fair value due to their short maturities. For our long-term credit facility, the carrying value approximates fair value due to its variable interest rate with low margins. The fair value of our long-term credit takes into consideration variables such as credit-rating changes and non-performance risk.

See Note 18 — Fair Value of Financial Instruments to our consolidated financial statements.

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

We sell our products to distributors and original equipment manufacturers (“OEMs”) throughout the world. We attempt to mitigate the concentration of credit risk in our trade receivables through a credit evaluation process, collection terms and by having distributor sales to diverse end customers. Net sales are the sum of our own direct sales to OEMs plus our distributors' resale of Altera products. We rely heavily on two distributors and one OEM to generate a significant portion of our sales.

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

We also enter into arrangements that in substance, finance distributors' accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $66.3 million as of December 31, 2010 and $33.0 million as of December 31, 2009. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. See Note 8 - Deferred Income and Allowances on Sales to Distributors.

REVENUE RECOGNITION  |  We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We sell the majority of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' resales are priced at a discount from list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of Deferred income and allowances on sales to distributors balance represents a portion of distributors' original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in Deferred income and allowances on sales to distributors that will be remitted back to the distributors. Therefore, we do not reduce deferred income or accounts receivable by anticipated future price concessions; instead, price concessions are typically recorded against Deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer.

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

IMPAIRMENT OF DEFERRED COST OF SALES |  Our deferred cost of sales represents the products shipped from Altera to our distributors. We evaluate whether our deferred cost of sales has been impaired based on expected net cash flows to be received for the deferred item. In assessing the impairment of our deferred cost of sales, we use the FASB guidance, which establishes the lower-of-cost-or-market rule as the guiding principle to be used in assessing whether cost or a lower estimate of realizable value should be used for inventories. We apply our inventory valuation procedures, including potential impairment due to excess or obsolescence, to Altera owned inventory and distributor owned inventory. Realization of the deferred cost occurs because we earn revenue in excess of the amount of costs deferred.

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

As of December 31, 2008, all the forward foreign exchange contracts had matured. The realized loss from the settlement of the forward contracts of $1.7 million for 2008 is presented in Interest income and other in our 2008 consolidated statements of income. We did not enter into any forward contracts in 2010 or 2009.

INDEMNIFICATION AND PRODUCT WARRANTY  |  We indemnify certain customers, distributors, suppliers, and subcontractors for attorneys' fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, trade secret, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

INCOME TAXES  |  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not expected to be realized on the uncertain tax position, an income tax liability is established. Interest and penalties on income tax obligations, including uncertain tax positions, are included in income tax expense.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from current estimates of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary. A significant portion of these potential tax liabilities are recorded in non-current income taxes payable on the balance sheets as payment is not expected within one year.

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

ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $6.0 million, $5.0 million, and $7.1 million in 2010, 2009 and 2008, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2010

Fair Value Measurements and Disclosures
In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended April 2, 2010, except for the additional Level 3 requirements that will be adopted in 2011. See Note 18 — Fair Value of Financial Instruments to our consolidated financial statements.

Subsequent Events
In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted this new guidance in the quarter ended April 2, 2010. See Note 19 — Subsequent Event to our consolidated financial statements.

Note 3:  Acquisition

In December 2010, we acquired all of the outstanding equity of Avalon Microelectronics, Inc. ("Avalon"), a leading provider of FPGA based Optical Transport Network solutions, for cash consideration of $8.0 million, net of acquired cash. This acquisition supports our strategy to increase resources and funding to develop, license, and deliver more IP cores, frameworks, and reference designs to our targeted markets. In connection with the acquisition, we are required to pay future installments of $7.5 million to Avalon's former shareholder, contingent upon the continued employment of this individual by Altera. This amount will be recognized as compensation expense in our consolidated statements of income over the four-year service period required by this arrangement.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	Amount	Amortization life (in years)
Current assets	$2,069
Fixed and other long-term assets, net	729
Intangible assets:
Completed technology	5,670	6 to 10
Customer relationships	910	5 to 6
Backlog	730	1
Total assets acquired	10,108
Total liabilities assumed	(1,937)
Net assets acquired	$8,171

At the acquisition date, the fair value of the tangible assets acquired and the liabilities assumed approximated fair value. As of December 31, 2010, we had not yet finalized the valuation of certain deferred tax items, the impact of which is not expected to have a material effect on our consolidated statements of financial positions or results of operations.

Note 4: Accounts Receivable, Net and Significant Customers

Account receivable, net as of December 31, 2010 and 2009 was comprised of the following:

(In thousands)	December 31, 2010	December 31, 2009

Gross accounts receivable	$364,114	$218,647
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	—	(3)
Accounts receivable, net	$363,614	$218,144

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

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

(Percentage of Net Sales)	2010	2009	2008

Sales to distributors	81%	82%	91%
Sales to OEMs	19%	18%	9%
	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	46%	45%	46%
Macnica, Inc. (“Macnica”)	20%	15%	14%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for 2010, 2009 or 2008.

Huawei Technologies Co., Ltd., an OEM, individually accounted for 13% of our net sales in 2010 and 11% in 2009. No other individual OEM accounted for more than 10% of our net sales for 2010 or 2009. No individual OEM accounted for more than 10% of our net sales in 2008.

As of December 31, 2010, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 18%, 51% and 12%, respectively, of our total accounts receivable. As of December 31, 2009, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 36%, 21% and 14%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of December 31, 2010 or 2009.

Note 5: Marketable Securities

CASH EQUIVALENTS | Cash equivalents as of December 31, 2010 and 2009 consisted mainly of $2.7 billion and $1.5 billion of money market funds, respectively.

For money market funds, the cost basis equals fair value and, accordingly, there are no unrealized gains or losses. Investment income from these securities was $4.3 million, $6.2 million and $31.7 million in 2010, 2009 and 2008, respectively, and is presented in Interest income and other in our consolidated statements of income.

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

Investment income (loss) from our NQDC plan assets for 2010, 2009 and 2008 was comprised of the following:

(In thousands)	2010	2009	2008
Gross realized gains from sale of trading securities	$1,860	$2,359	$2,048
Gross realized losses from sale of trading securities	(51)	(1,824)	(3,926)
Dividend and interest income	1,123	1,038	1,529
Net unrealized holding gains (losses)	3,907	10,203	(17,757)
Net investment income (loss)	$6,839	$11,776	$(18,106)

Note 6: Inventories

Inventories as of December 31, 2010 and 2009 were comprised of the following:

(In thousands)	December 31, 2010	December 31, 2009

Raw materials	$9,833	$7,158
Work in process	90,627	39,652
Finished goods	46,064	22,895
Total inventories	$146,524	$69,705

Note 7: Property and Equipment

Property and equipment, net as of December 31, 2010 and 2009 was comprised of the following:

(In thousands)	December 31, 2010	December 31, 2009

Land and land rights	$23,108	$23,108
Buildings	146,604	152,557
Equipment and software	206,935	213,187
Office furniture and fixtures	22,952	20,798
Leasehold improvements	6,773	6,930
Contruction in progress	3,406	1,464
Property and equipment, at cost	409,778	418,044
Accumulated depreciation and amortization	(245,623)	(243,528)
Property and equipment, net	$164,155	$174,516

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $26.7 million in 2010, $28.8 million in 2009, and $29.7 million in 2008. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated income statements.

Assets held under capital leases, included in Equipment and software as presented above, totaled $5.0 million (net of accumulated amortization of $11.3 million) as of December 31, 2010 and $8.6 million (net of accumulated amortization of $6.9 million) as of December 31, 2009. The amortization expense recognized on assets held under capital leases was $4.4 million, $4.4 million and $4.2 million for 2010, 2009 and 2008, respectively.

Note 8: Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	December 31, 2010	December 31, 2009

Deferred revenue on shipments to distributors	$529,332	$363,448
Deferred cost of sales on shipments to distributors	(42,044)	(28,971)
Deferred income on shipments to distributors	487,288	334,477
Advances to distributors	(66,495)	(60,877)
Other deferred revenue (1)	7,918	8,285
Total	$428,711	$281,885

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity for 2010 and 2009 was as follows:

(In thousands)	2010	2009

Balance at beginning of period	$281,885	$205,674
Deferred revenue recognized upon shipment to distributors	7,771,347	4,605,460
Deferred costs of sales recognized upon shipments to distributors	(456,872)	(304,601)
Decrease (increase) in advances to distributors	(5,618)	76,476
Revenue recognized upon sell-through to end customers	(1,361,037)	(951,125)
Costs of sales recognized upon sell-through to end customers	385,894	309,554
Earned distributor price concessions (1)	(6,008,166)	(3,478,550)
Returns	(178,355)	(182,435)
(Decrease) increase in other deferred revenue	(367)	1,432
Balance at end of period	$428,711	$281,885

(1)
Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with the timing of shipments to distributors.

Note 9: Commitments and Contingencies

OPERATING LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times, as presented below. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $9.0 million, $9.0 million, and $10.2 million in 2010, 2009 and 2008, respectively. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2010 are as follows:

Year	Operating
(In thousands)
2011	$7,619
2012	5,045
2013	3,932
2014	2,744
2015	1,256
2016 and thereafter	677
Total	$21,273

PURCHASE OBLIGATIONS | We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of December 31, 2010, we had approximately $185.5 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

OTHER COMMITMENTS  |  In addition to operating leases obligations, we enter into a variety of agreements and financial commitments in the normal course of business. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our financial condition or results of operations.

LEGAL PROCEEDINGS | We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject plantiff's demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint. In October 2010, the court dismissed plaintiff's fourth amended complaint and granted plaintiff leave to file a fifth amended complaint. On November 4, 2010, the plaintiff filed a fifth amended complaint, alleging that Altera's board of directors wrongfully refused his demand. On December 10, 2010, Altera, joined by the individual defendants, demurred to the fifth amended complaint.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents.  The complaint requests unspecified monetary damages including enhanced damages for willful infringement.

Note 10: Income per Share

A reconciliation of basic and diluted income per share is presented below:

(In thousands, except per share amounts)	2010	2009	2008

Basic:

Net income	$782,884	$251,062	$359,651
Basic weighted shares outstanding	307,302	294,493	300,951
Net income per share	$2.55	$0.85	$1.20

Diluted:

Net income	$782,884	$251,062	$359,651

Weighted shares outstanding	307,302	294,493	300,951
Effect of dilutive securities:
Stock options, ESPP shares, and restricted stock unit shares	6,610	2,687	3,653

Diluted weighted shares outstanding	313,912	297,180	304,604

Net income per share	$2.49	$0.84	$1.18

In applying the treasury stock method, we excluded 3.5 million stock option shares for 2010 because their effect was anti-dilutive. Anti-dilutive stock option shares totaled 27.7 million for 2009 and 26.7 million for 2008. While these stock option shares are currently anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of December 31, 2010, December 31, 2009 and December 31, 2008 were included in our treasury stock method calculation.

Note 11: Stockholders' Equity

COMMON STOCK REPURCHASES  |  We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2010, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable. As of December 31, 2010, 14.7 million shares remained authorized for repurchase under our stock repurchase program.

No shares were repurchased in 2010 or 2009. Common stock repurchase activities for 2008 was as follows:

(In millions, except per share amounts)

Shares repurchased	26.6
Cost of shares repurchased	$473.2
Average price per share	$17.78

Note 12: Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over 4 years. Stock options granted under the 2005 Plan have a maximum contractual term of 10 years. On May 6, 2010, our stockholders approved an amendment to the 2005 Plan to increase the shares reserved for future issuance by 5 million. As of December 31, 2010, the 2005 Plan had a total of 26.8 million shares reserved for future issuance, of which 17.1 million shares were available for future grants.

In 2007, we initiated the PRSU program for selected members of our senior management. The PRSUs vest upon: (1) Altera achieving net income (including equity compensation expense) from continuing operations as a percentage of net sales above a certain percentage; and (2) the grantees satisfying certain service requirements. For 2010, 2009 and 2008, 0.3 million, 0.6 million and 0.3 million PRSUs were granted, respectively.

Historically, we used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. We now issue primarily RSUs and PRSUs rather than stock options for eligible employees as the primary type of long-term equity based award.

A summary of activity for our RSUs and PRSUs for 2010 and information regarding RSUs and PRSUs outstanding and expected to vest as of December 31, 2010 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2009	6,952	$19.36
Grants	3,530	$27.44
Vested	(2,478)	$19.59
Forfeited	(391)	$21.15
Outstanding, December 31, 2010	7,613	$22.95	1.61	$270,878
Vested and expected to vest, December 31, 2010	6,685	$22.95	1.51	$237,847

(1)
Aggregate intrinsic value represents the closing price per share of our stock on December 31, 2010, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of December 31, 2010.

The total fair value of RSUs and PRSUs vested and expensed during 2010, 2009 and 2008 was $53.4 million, $50.0 million and $29.0 million, respectively.

A summary of stock option activity for 2010 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2010 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2009	30,834	$21.89
Grants	165	$10.72
Exercises	(20,035)	$21.84
Forfeited/Cancelled/Expired	(785)	$37.52
Outstanding, December 31, 2010	10,179	$20.61	3.38	$152,359
Exercisable, December 31, 2010	9,729	$20.79	3.21	$143,906
Vested and expected to vest, December 31, 2010	10,145	$20.63	3.37	$151,671

(1)	For those stock options with an exercise price below the closing price per share on December 31, 2010, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2010, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2010.

For 2010, 2009 and 2008, 20.0 million, 1.5 million and 3.3 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for 2010, 2009 and 2008 was $139.6 million, $6.2 million and $22.6 million respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during 2010, 2009 and 2008 was $437.4 million, $25.8 million and $50.0 million, respectively.

The total fair value of options vested and expensed during 2010, 2009 and 2008 was $3.6 million, $7.4 million and $13.8 million, respectively.

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

On May 6, 2010, our stockholders approved an amendment to the ESPP to increase the shares reserved for future issuance by 1 million. As of December 31, 2010, 2.2 million shares were available for future issuance under the ESPP. Sales under the ESPP were 1.0 million shares of common stock at an average price of $16.89 per share for 2010, 1.2 million shares of common stock at an average price of $13.80 per share for 2009 and 1.1 million shares of common stock at an average price of $15.54 per share for 2008.

VALUATION AND EXPENSE INFORMATION |  The assumptions used to estimate the fair value of stock options, ESPP shares, RSUs and PRSUs were as follows:

	2010	2009	2008
Stock options:
Expected term (in years)	3.9	5.0	5.0
Expected stock price volatility	31.9%	34.1%	37.1%
Risk-free interest rate	1.6%	2.2%	3.0%
Dividend yield	0.8%	1.0%	1.0%
Weighted-average estimated fair value	$21.96	$5.90	$6.78

ESPP shares:
Expected term (in years)	0.7	0.8	0.7
Expected stock price volatility	31.4%	50.3%	51.2%
Risk-free interest rate	0.3%	0.4%	1.2%
Dividend yield	0.8%	1.2%	1.2%
Weighted-average estimated fair value	$6.68	$5.10	$5.37

RSUs and PRSUs:
Risk-free interest rate	0.8%	1.2%	2.6%
Dividend yield	0.8%	1.1%	0.9%
Weighted-average estimated fair value	$26.87	$17.21	$19.91

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

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. During 2009, we changed the expected forfeiture rate from 10.2% to 8.0% based on recent and expected employee turnover rates. This change in accounting estimate resulted in a $3.4 million increase in our stock-based compensation expense ($0.1 million increase in Cost of sales, $1.4 million increase in Research and development expense, and $1.9 million increase in Selling, general and administrative expense) for 2009. Our stock-based compensation expense included in the consolidated statements of income for the three years ended December 31, 2010 was as follows:

(In thousands)	2010	2009	2008

Cost of sales	$1,241	$1,933	$1,407
Research and development expense	27,298	27,067	22,908
Selling, general, and administrative expense	33,579	35,446	24,315
Pre-tax stock-based compensation expense	62,118	64,446	48,630
Income tax benefit	(18,298)	(18,481)	(13,844)
Net stock-based compensation expense	$43,820	$45,965	$34,786

No stock-based compensation was capitalized during any period presented above. As of December 31, 2010, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $122.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

We settle employee stock option exercises, ESPP purchase, RSUs and PRSUs vesting with newly issued common shares.

Note 13: Income Taxes
Income tax expense consists of:

(In thousands)	2010	2009	2008
Current tax expense:
United States (“U.S.”)	$30,305	$12,654	$35,073
State	1,224	10,273	3,583
Foreign	19,158	37,439	20,130

Total current tax expense	50,687	60,366	58,786

Deferred taxes:
U.S.	11,252	(6,741)	(2,405)
State	23,004	851	2,747
Foreign	—	—	395

Total deferred tax expense (benefit)	34,256	(5,890)	737

Total income tax expense	$84,943	$54,476	$59,523

Deferred income tax assets were as follows:

(In thousands)	December 31, 2010	December 31, 2009
Deferred income on sales to distributors	$19,576	$20,702
Acquisition costs	6,271	7,787
Deferred compensation	23,805	24,868
Stock compensation	22,999	32,114
Other accrued expenses and reserves	38,109	33,724
Tax credits	2,438	23,731

Gross deferred tax assets	113,198	142,926
Valuation Allowance	(2,700)	—
Deferred tax assets, net of valuation allowance	110,498	142,926

Depreciation and amortization	(6,340)	(4,513)

Net deferred tax assets	$104,158	$138,413

As of December 31, 2010, we had $2.4 million of California research and development tax credit carry forwards. The California credits can be carried forward indefinitely.

The valuation allowance of $2.7 million established for the year ended December 31, 2010 was primarily due to a California law change providing the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect that in years 2011 and beyond, the income subject to tax in California will be lower than under prior tax law and therefore realization of our California deferred tax assets is no longer more likely than not to occur.

The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2010	2009	2008
Tax expense at U.S. statutory rates	$303,849	$106,977	$146,736
State taxes, net of federal benefit	27,058	10,166	12,227
Foreign tax rate differential	(240,873)	(57,267)	(93,790)
Tax exempt income	—	—	(560)
Research tax credits	(12,951)	(12,508)	(6,240)
Interest on unrecognized gross tax benefits	4,477	4,716	2,756
Deferred tax asset valuation allowance	2,700	—	—
Other, net	683	2,392	(1,606)

Total income tax expense	$84,943	$54,476	$59,523

On May 27, 2009, the Ninth Circuit Court of Appeals (the “Court”) issued its ruling holding that stock-based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. As a result of the ruling, we recognized a discrete income tax expense charge of $11.5 million during 2009 (included in the “Foreign income taxed at different rates” line above). On March 22, 2010, the Court reversed course and affirmed the August 30, 2005 tax court decision that the value of compensatory stock options are not required to be included in the cost sharing agreement between a U.S. company and its affiliates. As a result of the March 2010 decision, we released $11.7 million in 2010 that had been recorded in 2009 based on the Court's original decision.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. The IRS has completed field examinations of our tax returns for 2005 through 2007 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.2 million (excluding interest) for those years. We are contesting through the administrative process the IRS claims regarding our 2005 through 2007 tax years. Other significant jurisdictions in which we may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Malaysia, the United Kingdom, and the state of California. We believe that we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The aggregate changes in the balance of gross unrecognized tax benefits for 2010, 2009 and 2008 were as follows:

(In millions)	2010	2009	2008
Balance at beginning of year	$244.1	$199.2	$169.7

Additions based on tax positions related to the current year	39.9	32.5	24.3
Additions for tax positions of prior years	—	13.3	8.7
Reductions for tax positions of prior years	(20.7)	(0.9)	(3.5)
Balance at end of year	$263.3	$244.1	$199.2

As of December 31, 2010, December 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate, is $243.3 million, $222.3 million and $182.2 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.

Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized $2.9 million, $12.8 million, and $5.6 million of interest and penalties in 2010, 2009 and 2008, respectively. The balance of accrued and unpaid interest and penalties was $50.0 million and $47.1 million as of December 31, 2010 and 2009, respectively.

U.S. and foreign components of income before income taxes were:

(In thousands)	2010	2009	2008
U.S.	$116,362	$22,091	$66,276
Foreign	751,465	283,447	352,898

Income before income taxes	$867,827	$305,538	$419,174

Aggregate unremitted earnings of our foreign subsidiaries were $1.6 billion as of December 31, 2010. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

(In thousands)	2010	2009	2008
United States	$327,463	$220,452	$287,905

Japan	315,763	214,849	260,672
China	635,474	322,762	259,773
Other	675,725	437,350	558,874
Net sales from foreign countries	1,626,962	974,961	1,079,319

Net sales in total	$1,954,426	$1,195,413	$1,367,224

Property and equipment, net by country was as follows:

(In thousands)	December 31, 2010	December 31, 2009

United States	$105,898	$113,562

Malaysia	52,226	56,175
Other	6,031	4,779
Property and equipment, net from foreign countries	58,257	60,954

Property and equipment, net in total	$164,155	$174,516

Note 15: Employee Benefits Plans

ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN | We provide retirement benefits to our eligible U.S. employees, through the Altera Corporation Savings and Retirement Plan (“the 401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 50% of their eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% up to the first 12% of the salary deferred per pay period with a maximum of $4,000 per participant in 2010 ($4,000 for 2009 and $3,000 for 2008).

After 3 years of service, all matching contributions are immediately vested. Effective January 1, 2003, participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. Total contributions to the 401(k) Plan were $4.5 million, $4.7 million, and $3.8 million in 2010, 2009 and 2008, respectively, and were expensed as incurred.

ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2010, there were approximately 114 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $74.2 million and $69.9 million as of December 31, 2010 and December 31, 2009, respectively.

Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of income. The investment (gain) loss also represents a (increase) decrease in the future payout to participants and is recorded as Compensation expense (benefit) - deferred compensation plan in our consolidated statements of income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

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

Employees meeting certain eligibility requirements were provided the option of retiring and enrolling in the retiree medical plan by December 31, 2009 or electing a cash payout based on age and years of service. As a result of the plan modifications, our accumulated postretirement benefit obligation has been substantially eliminated. The substantive termination of the retiree medical plan results in a gain of approximately $6.5 million, net of unrecognized actuarial losses of approximately $1.3 million. The gain was recognized as a reduction of compensation and benefits costs ($0.3 million reduction in Cost of sales, $3.6 million reduction in Research and development expense, and $2.6 million reduction in Selling, general and administrative expense) in 2009. As of December 31, 2010, the accumulated postretirement benefit obligation (a component of Other non-current liabilities in our consolidated balance sheets) is $0.2 million compared with $0.3 million as of December 31, 2009. The remaining accumulated postretirement benefit obligation will be paid to remaining retiree medical plan participants over varying periods of up to four years.

OTHER EMPLOYEE BENEFIT PLANS We offer to U.S. and non-U.S. employees participation in a Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their achievement of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which are included in Accrued compensation and related liabilities and Other non-current liabilities.

(In thousands)	December 31, 2010	December 31, 2009

Accrued compensation and related liabilities	$2,527	$2,947
Other non-current liabilities	5,858	5,219
	$8,385	$8,166

Note 16: Long-term Credit Facility

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

Our total borrowings under the Facility as of December 31, 2010 and 2009 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of December 31, 2010 and 2009 were LIBOR plus 0.35%, and LIBOR plus 0.425%, respectively. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% and 0.125% as of December 31, 2010 and 2009, respectively. The principal amount of borrowings, together with accrued interest, is due on the maturity date of August 31, 2012. As of December 31, 2010, $250 million is available under the Facility.

Interest expense recognized under the Facility represented the substantial portion of Interest expense on our consolidated income statements for 2010, 2009 and 2008.

The terms of the Facility require compliance with certain financial covenants that require us to maintain certain financial ratios related to interest coverage and financial leverage. As of December 31, 2010, we were in compliance with all such covenants.

Note 17: Restructuring Charges

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

The restructuring charges for 2009 are included in our consolidated statements of income as follows:

(In thousands)
Cost of sales	$137
Research and development expense	4,104
Selling, general, and administrative expense	5,728
$9,969

No significant restructuring activities were initiated in 2010 or 2008.

The following table summarizes the significant activity within, and components of, our restructuring obligations as of December 31, 2010 and December 31, 2009:

(In thousands)	Employee severance costs	Operating Lease impairments	External Sales Representative Termination	Other costs	Total
Restructuring obligations as of December 31, 2008	$—	$733	$—	$69	$802
Restructuring charges recognized	7,588	62	2,319	—	9,969
Cash payments	(7,072)	(617)	(1,898)	(59)	(9,646)
Other adjustments	(2)	(3)	(3)	(10)	(18)
Restructuring obligations as of December 31, 2009 (1)	514	175	418	—	1,107
Cash payments	(384)	(175)	(248)	—	(807)
Other adjustments	(130)	—	(170)	—	(300)
Restructuring obligations as of December 31, 2010	$—	$—	$—	$—	$—

(1)	Principally included in Accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2009.

Note 18: Fair Value of Financial Instruments

The following tables summarize the valuation of our financial instruments that were determined by using the following inputs as of December 31, 2010 and 2009:

		Fair Value Measurements as of December 31, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents: (1)
Money market funds	$2,690,752	$2,690,752	$—
Deferred compensation plan assets: (2)
Restricted cash equivalents	19,817	19,817	—
Equity securities	22,235	22,235	—
Fixed income securities	5,062	—	5,062
Mutual funds	27,122	27,122	—
Total	$2,764,988	$2,759,926	$5,062

		Fair Value Measurements as of December 31, 2009
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents: (1)
Money market funds	$1,450,112	$1,450,112	$—
Deferred compensation plan assets: (2)
Restricted cash equivalents	18,986	18,986	—
Equity securities	22,530	22,530	—
Fixed income securities	5,002	—	5,002
Mutual funds	23,373	22,523	850
Total	$1,520,003	$1,514,151	$5,852

(1)	Included in Cash and cash equivalents in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

(2)
Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

Note 19: Subsequent Events

On January 24, 2011, our board of directors declared a cash dividend of $0.06 per common share payable on March 1, 2011 to stockholders of record on February 10, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altera Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 14, 2011

Supplementary Financial Data (unaudited)
Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$402,295	$469,300	$527,453	$555,378
Gross margin	$287,359	$336,489	$369,554	$394,082
Research and development expense	$64,340	$65,625	$67,896	$66,788
Selling, general, and administrative expense	$62,181	$64,767	$63,473	$64,074
Net income	$153,173	$180,607	$217,491	$231,613
Basic net income per share	$0.51	$0.59	$0.70	$0.73
Diluted net income per share	$0.50	$0.58	$0.69	$0.72
Cash dividends per common share	$0.05	$0.05	$0.06	$0.06

2009
Net sales	$264,602	$279,201	$286,612	$364,998
Gross margin	$170,573	$185,613	$192,926	$249,717
Research and development expense	$58,190	$64,981	$70,097	$66,940
Selling, general, and administrative expense	$60,659	$53,679	$56,332	$63,404
Net income	$43,961	$47,423	$56,704	$102,974
Basic net income per share	$0.15	$0.16	$0.19	$0.35
Diluted net income per share	$0.15	$0.16	$0.19	$0.34
Cash dividends per common share	$0.05	$0.05	$0.05	$0.05

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of February 14, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information concerning our executive officers required by this Item is incorporated by reference to the section in Item 1 of this report entitled “Executive Officers” and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. The information concerning our directors and our nominees required by this Item is incorporated by reference to the section entitled “Proposal One - Election of Directors” in our Proxy Statement.

The current members of the audit committee are Susan Wang (Chair), Robert J. Finocchio, and T. Michael Nevens, each of whom is “independent” as defined by current NASD listing standards.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The sections entitled “Director Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section entitled “Audit Fees” in our Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERA CORPORATION
By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 15, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2011

/s/ RONALD J. PASEK Ronald J. Pasek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer )	February 15, 2011

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director and Lead Independent Director	February 15, 2011

/s/ KEVIN MCGARITY Kevin McGarity	Director	February 15, 2011

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	February 15, 2011

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	February 15, 2011

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 15, 2011

/s/ SUSAN WANG Susan Wang	Director	February 15, 2011

Exhibit Index

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation, as currently in effect.(1)

3.2	By-laws of the Registrant, as currently in effect.(2)

4.1	Specimen copy of certificate for shares of common stock of the Registrant.(3)

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 6, 2010. (4)

10.3	Form of Indemnification Agreement entered into with each of the Registrant's officers and directors.(5)

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective November 6, 2008.(22)

10.10+	Form of Deferred Compensation Agreement.(23)

10.11*	Wafer Supply Agreement dated June 26, 1995 by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.(6)

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

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004.(9)

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006.(10)

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan.(11)

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan.(12)

10.18+	1998 Director Stock Option Plan, as amended effective October 2001.(13)

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan.(14)

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 6, 2010.(15)

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan.(16)

10.23+	Form of Award Agreement (Restricted Stock Units) to the Altera Corporation 2005 Equity Incentive Plan.(17)

10.30+	Altera Corporation 2010 Executive Bonus Plan.(18)

10.31	Distribution Agreement with Arrow Electronics Incorporated, effective January 11, 2011.(19)

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002.(20)

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005.(20)

10.34*	Distribution Agreement with Arrow Asia Distribution, Ltd., dated as of November 1, 2001.(20)

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders. (21)

Exhibit Number	Exhibit

#10.38+	Avalon Microelectronics Inc. Amended and Restated Stock Option Plan, dated as of December 10, 2010.

#11.1	Computation of Earnings per Share (included in Note 10 to our consolidated financial statements).

#21.1	Subsidiaries of the Registrant.

#23.1	Consent of PricewaterhouseCoopers LLP.

#24.1	Power of Attorney (included in this Annual Report on Form 10-K).

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended January 2, 2004.

(2)	Incorporated by reference to the Registrant's report on Form 8-K filed on September 29, 2008.

(3)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended July 2, 2010.

(5)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 26, 2008.

(6)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995.

(7)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended December 31, 1995.

(8)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended July 2, 2004.

(10)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 29, 2007.

(11)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended December 27, 2002.

(12)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended October 2, 2004.

(13)	Incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2001.

(15)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended July 2, 2010.

(16)	Incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended July 1, 2005.

(17)	Incorporated by reference to the Registrant's report on Form 8-K filed on February 2, 2006.

(18)	Incorporated by reference to the Registrant's report on Form 8-K filed on February 22, 2010.

(19)	Incorporated by reference to the Registrant's report on Form 8-K filed on January 18, 2011.

(20)	Incorporated by reference to the Registrant's report on Form 10-K/A for the fiscal year ended December 31, 2004.

(21)	Incorporated by reference to the Registrant's report on Form 8-K filed on September 5, 2007.

(22)	Incorporated by reference to the Registrant's report on Form 10-K filed on February 25, 2009.

(23)	Incorporated by reference to the Registrant's report on Form 10-K filed on February 25, 2009.

#	Filed herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.