Form 10-Q
period 2011-04-01
ALTERA CORP
filed 2011-04-27
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011
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

Number of shares of common stock outstanding at April 13, 2011: 322,223,655

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4. Controls and Procedures	26

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6. Exhibits	28

Signatures	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:     Financial Statements

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	April 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,097,981	$2,765,196
Accounts receivable, net	310,669	363,614
Inventories	135,760	146,524
Deferred income taxes — current	68,266	66,839
Deferred compensation plan — marketable securities	56,040	54,419
Deferred compensation plan — restricted cash equivalents	18,784	19,817
Other current assets	83,268	114,601
Total current assets	3,770,768	3,531,010
Property and equipment, net	164,400	164,155
Deferred income taxes — non-current	31,662	37,319
Other assets, net	29,971	27,353
Total assets	$3,996,801	$3,759,837

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$63,676	$86,061
Accrued liabilities	22,379	23,278
Accrued compensation and related liabilities	58,091	83,773
Deferred compensation plan obligations	74,824	74,236
Deferred income and allowances on sales to distributors	429,779	428,711
Income taxes payable	—	428
Total current liabilities	648,749	696,487
Income taxes payable — non-current	233,574	231,833
Long-term credit facility	500,000	500,000
Other non-current liabilities	7,806	7,865
Total liabilities	1,390,129	1,436,185
Commitments and contingencies
(See “Note 10 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 322,193 at April 1, 2011 and 319,494 at December 31, 2010	322	319
Capital in excess of par value	990,548	908,989
Retained earnings	1,615,802	1,414,344
Total stockholders' equity	2,606,672	2,323,652
Total liabilities and stockholders' equity	$3,996,801	$3,759,837

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2011	April 2, 2010
Net sales	$535,813	$402,295
Cost of sales	146,910	114,936
Gross margin	388,903	287,359
Research and development expense	74,408	64,340
Selling, general, and administrative expense	69,022	62,181
Compensation expense — deferred compensation plan	1,662	2,228
Gain on deferred compensation plan securities	(1,662)	(2,228)
Interest income and other	(885)	(592)
Interest expense	1,041	1,291
Income before income taxes	245,317	160,139
Income tax expense	21,248	6,966
Net income	$224,069	$153,173

Net income per share:
Basic	$0.70	$0.51
Diluted	$0.68	$0.50

Shares used in computing per share amounts:
Basic	321,020	298,566
Diluted	327,843	304,327

Cash dividends per common share	$0.06	$0.05

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	April 1, 2011	April 2, 2010

Cash Flows from Operating Activities:
Net income	$224,069	$153,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,561	7,066
Stock-based compensation	17,233	14,062
Deferred income tax expense	700	909
Tax effect of employee stock plans	13,444	3,105
Excess tax benefit from employee stock plans	(11,334)	(1,828)
Changes in assets and liabilities:
Accounts receivable, net	52,944	(141,991)
Inventories	10,764	(17,614)
Other assets	31,491	(2,694)
Accounts payable and other liabilities	(51,169)	11,477
Deferred income and allowances on sales to distributors	1,068	117,984
Income taxes payable	1,312	(7,434)
Deferred compensation plan obligations	(1,074)	(3,545)
Net cash provided by operating activities	297,009	132,670
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,905)	(1,538)
Sales of deferred compensation plan securities, net	1,074	3,545
Net cash (used in) provided by investing activities	(3,831)	2,007
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	52,739	77,482
Shares withheld for employee taxes	(5,193)	(4,784)
Payment of dividends to stockholders	(19,273)	(14,873)
Excess tax benefit from stock-based compensation	11,334	1,828
Principal payments on capital lease obligations	—	(2,627)
Net cash provided by financing activities	39,607	57,026
Net increase in cash and cash equivalents	332,785	191,703
Cash and cash equivalents at beginning of period	2,765,196	1,546,672
Cash and cash equivalents at end of period	$3,097,981	$1,738,375

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2010 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K, but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as filed on February 16, 2011 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three months ended April 1, 2011 are not necessarily indicative of the results to be expected for any future period.

Note 2 — Recent Accounting Pronouncements

There were no new accounting pronouncements during the three months ended April 1, 2011 that are of significance, or potential significance, to us.

Note 3 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	April 1, 2011	December 31, 2010
Gross accounts receivable	$311,323	$364,114
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(154)	—
Accounts receivable, net	$310,669	$363,614

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
(Percentage of Net Sales)	April 1, 2011	April 2, 2010

Sales to distributors	77%	78%
Sales to OEMs	23%	22%
	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	41%	41%
Macnica, Inc. (“Macnica”)	20%	17%
Avnet, Inc. (“Avnet”)	10%	9%

(1)    Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended April 1, 2011 or April 2, 2010.

For the three months ended April 1, 2011, Huawei Technologies Co., Ltd., an OEM, accounted for 13% of our net sales. No other individual OEM accounted for more than 10% of our net sales for the three months ended April 1, 2011. No individual OEM accounted for more than 10% of our net sales for the three months ended April 2, 2010.

As of April 1, 2011, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 44%, 22% and 14%, respectively, of our total accounts receivable. As of December 31, 2010, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 18%, 51% and 12%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of April 1, 2011 or December 31, 2010. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 4 — Inventories

Inventories were comprised of the following:

(In thousands)	April 1, 2011	December 31, 2010
Raw materials	$8,681	$9,833
Work in process	88,657	90,627
Finished goods	38,422	46,064
Total inventories	$135,760	$146,524

Note 5 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	April 1, 2011	December 31, 2010
Land and land rights	$23,108	$23,108
Buildings	146,747	146,604
Equipment and software	212,119	206,935
Office furniture and fixtures	22,981	22,952
Leasehold improvements	6,773	6,773
Construction in progress	3,884	3,406
Property and equipment, at cost	415,612	409,778
Accumulated depreciation and amortization	(251,212)	(245,623)
Property and equipment, net	$164,400	$164,155

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $6.8 million and $7.0 million for the three months ended April 1, 2011 and April 2, 2010, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $3.9 million (net of accumulated amortization of $12.4 million) as of April 1, 2011 and $5.0 million (net of accumulated amortization of $11.3 million) as of December 31, 2010.

Note 6 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	April 1, 2011	December 31, 2010

Deferred revenue on shipment to distributors	$478,255	$529,332
Deferred cost of sales on shipment to distributors	(39,467)	(42,044)
Deferred income on shipment to distributors	438,788	487,288
Advances to distributors	(17,684)	(66,495)
Other deferred revenue (1)	8,675	7,918
Total	$429,779	$428,711

(1)    Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the three months ended April 1, 2011 and April 2, 2010 was as follows:

	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Balance at beginning of period	$428,711	$281,885
Deferred revenue recognized upon shipment to distributors	1,363,295	1,846,658
Deferred costs of sales recognized upon shipment to distributors	(88,717)	(99,028)
Decrease/(increase) in advances to distributors	48,811	(1,899)
Revenue recognized upon sell-through to end customers	(340,538)	(305,489)
Costs of sales recognized upon sell-through to end customers	86,058	84,689
Earned distributor price concessions (1)	(1,010,974)	(1,388,277)
Returns	(57,624)	(18,875)
Increase in other deferred revenue	757	205
Balance at end of period	$429,779	$399,869

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

We also enter into arrangements that, in substance, finance distributors' accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $34.0 million as of April 1, 2011 and $66.3 million as of December 31, 2010. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.

Note 7 — Comprehensive Income

Comprehensive income for each of the periods ended April 1, 2011 and April 2, 2010 equals net income as presented in our consolidated statements of income. There were no other items representing comprehensive income for the three months ended April 1, 2011 or April 2, 2010.

Note 8 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2011	April 2, 2010

Basic:
Net income	$224,069	$153,173
Basic weighted shares outstanding	321,020	298,566
Net income per share	$0.70	$0.51
Diluted:
Net income	$224,069	$153,173
Weighted shares outstanding	321,020	298,566
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,823	5,761
Diluted weighted shares outstanding	327,843	304,327
Net income per share	$0.68	$0.50

In applying the treasury stock method, we excluded 0.3 million and 10.6 million stock option shares for the three months ended April 1, 2011 and April 2, 2010, respectively, because their effect was anti-dilutive. While these stock option shares have been anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of April 1, 2011 and April 2, 2010 were included in our treasury stock method calculation.

Note 9 — Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of April 1, 2011 and December 31, 2010 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of April 1, 2011 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of April 1, 2011. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of April 1, 2011, $250 million was available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of April 1, 2011, we were in compliance with all such covenants.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of April 1, 2011, we had approximately $137.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Legal Proceedings

We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject plaintiff's demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint. In October 2010, the court dismissed plaintiff's fourth amended complaint and granted plaintiff leave to file a fifth amended complaint. On November 4, 2010, the plaintiff filed a fifth amended complaint, alleging that Altera's board of directors wrongfully refused his demand. On December 10, 2010, Altera, joined by the individual defendants, demurred to the fifth amended complaint. On March 23, 2011, the plaintiff entered into a stipulation agreeing to voluntarily dismiss the action with prejudice.  On April 21, 2011, the court entered an order dismissing the action with prejudice and set a dismissal review hearing for June 24, 2011.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents.  The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amendment Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. Because the case is at a very early stage, it is not possible for us to determine whether there was a reasonable possibility that a loss had been incurred nor can we estimate the range of potential loss.

Note 11 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of April 1, 2011, the 2005 Plan had a total of 25.0 million shares reserved for future issuance, of which 14.2 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the three months ended April 1, 2011 and information regarding RSUs and PRSUs outstanding and expected to vest as of April 1, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	7,613	$22.95
Grants	1,013	$41.37
Vested	(460)	$19.52
Forfeited	(97)	$22.99
Outstanding, April 1, 2011	8,069	$25.45	1.6	$344,288
Vested and expected to vest, April 1, 2011	7,095	$25.45	1.5	$302,751

(1)    Aggregate intrinsic value represents the closing price per share of our stock on April 1, 2011, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of April 1, 2011.

A summary of stock option activity for the three months ended April 1, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of April 1, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	10,179	$20.61
Grants	766	$42.63
Exercises	(2,378)	$22.18
Forfeited/Cancelled/Expired	(22)	$22.77
Outstanding, April 1, 2011	8,545	$22.16	3.9	$175,217
Exercisable, April 1, 2011	7,437	$20.32	3.2	$166,242
Vested and expected to vest, April 1, 2011	8,373	$21.83	3.8	$174,522

(1)    For those stock options with an exercise price below the closing price per share on April 1, 2011, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on April 1, 2011, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of April 1, 2011.

For the three months ended April 1, 2011, 2.4 million non-qualified stock option shares were exercised. The total intrinsic value of stock options exercised for the three months ended April 1, 2011 was $44.0 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three months ended April 1, 2011 was $52.7 million.

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

There were no shares sold to employees under our ESPP during the three months ended April 1, 2011 or April 2, 2010. As of April 1, 2011, 2.2 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of RSUs and PRSUs were as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010

RSUs and PRSUs:
Risk-free interest rate	0.9%	1.2%
Dividend yield	0.6%	0.9%
Weighted-average estimated fair value	$40.78	$22.91

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three months ended April 1, 2011 and April 2, 2010 was as follows:

	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Cost of sales	$346	$280
Research and development	7,582	6,153
Selling, general, and administrative	9,305	7,629
Pre-tax stock-based compensation expense	17,233	14,062
Less: income tax benefit	(4,668)	(4,027)
Net stock-based compensation expense	$12,565	$10,035

No stock-based compensation was capitalized during any period presented above. As of April 1, 2011, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $146.1 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12 — Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended April 1, 2011 was 8.7%, compared with 4.3% for the three months ended April 2, 2010. The increase in our effective tax rate was primarily due to higher one-time tax benefits in 2010 compared to 2011. During the quarter ended April 1, 2011 we recognized a tax benefit for uncertain tax positions that became certain upon the closure of the applicable statutes of limitations.  This benefit was offset by additional tax liabilities related to foreign income tax returns filed during the period.  The net benefit for the quarter ended April 1, 2011 was $4.2 million. During the quarter ended April 2, 2010, we recognized a tax benefit for uncertain tax positions that became certain as a result of a court decision on March 22, 2010 which held that stock-based compensation is not required to be included in certain transfer price arrangements between a U.S. company and its non-U.S. subsidiaries.  Further, we recognized a tax benefit for uncertain tax positions that became certain upon the closure of the applicable statutes of limitations.   The combined benefit for the quarter ended April 2, 2010 was $15.1 million. The effective tax rate for the quarter ended April 1, 2011 also reflects the impact of proportionately higher earnings in jurisdictions taxed at rates below the U.S. statutory tax rate and tax benefit related to the U.S. Federal Research and Development Tax Credit.
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
As of April 1, 2011 we had $249.2 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. These amounts are presented net of federal benefits for the deduction of interest and other deductible items. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $48.8 million and $50.0 million for the payment of interest and penalties related to uncertain tax positions as of April 1, 2011 and December 31, 2010, respectively.

Note 13 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of April 1, 2011, there were 123 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $74.8 million and $74.2 million as of April 1, 2011 and December 31, 2010, respectively.

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

Note 14 — Fair Value of Financial Instruments

The following tables summarize the valuation of our financial instruments as of April 1, 2011 and December 31, 2010:

		Fair Value Measurements as of April 1, 2011
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$3,063,879	$3,063,879	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	18,784	18,784	—
Equity securities	23,694	23,694	—
Fixed income securities	4,554	—	4,554
Mutual funds	27,792	27,792	—
Total	$3,138,703	$3,134,149	$4,554

		Fair Value Measurements as of December 31, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$2,690,752	$2,690,752	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	19,817	19,817	—
Equity securities	22,235	22,235	—
Fixed income securities	5,062	—	5,062
Mutual funds	27,122	27,122	—
Total	$2,764,988	$2,759,926	$5,062

(1)    Included in Cash and cash equivalents in our consolidated balance sheets.

(2)    Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.

Note 15 — Subsequent Event

On April 18, 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on June 1, 2011 to stockholders of record on May 10, 2011.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $535.8 million for the three months ended April 1, 2011 increased by $133.5 million, or 33%, from our net sales of $402.3 million for the three months ended April 2, 2010. The significant increase in net sales was broad-based, covering large and small customer categories and all geographies. The increase was primarily driven by strong growth in sales of our New Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP displacement.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® IV (including E, GX and GT), Arria® II (including GX and GZ), Cyclone® IV (including E and GX), MAX® V, and HardCopy IV devices.

•	Mainstream Products include the Stratix III, Cyclone III, MAX® II, and HardCopy III devices.

•
Mature and Other Products include the Stratix II (and GX), Stratix (and GX), Arria GX, Cyclone II, Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy II, HardCopy, FLEX® series, APEX™ series, Mercury™, and Excalibur™ devices, configuration and other devices, intellectual property cores, and software and other tools.

The product categories above have been constructed to approximate the relative life cycle stages of our products. During the three months ended April 1, 2011, we adjusted product categories to move certain products from New Products to Mainstream Products and certain products from Mainstream Products to Mature and Other Products. All prior period data has been adjusted to conform to the current classification. New Products are primarily comprised of our most advanced products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally no longer design-win vehicles. Demand is driven by customers' later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property, and other miscellaneous devices.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	April 1, 2011	April 2, 2010	December 31, 2010

New	18%	7%	16%	267%	13%
Mainstream	33%	27%	37%	58%	(15)%
Mature and Other	49%	66%	47%	(1)%	—
Net Sales	100%	100%	100%	33%	(4)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
	April 1, 2011	April 2, 2010	December 31, 2010

Telecom & Wireless	42%	40%	47%	38%	(14)%
Industrial Automation, Military & Automotive	24%	24%	19%	36%	25%
Networking, Computer & Storage	15%	13%	15%	53%	(4)%
Other	19%	23%	19%	11%	(4)%
Net Sales	100%	100%	100%	33%	(4)%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX series, as well as our Excalibur and Mercury families. CPLDs consist of our MAX and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”).

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	April 1, 2011	April 2, 2010	December 31, 2010

FPGA	81%	79%	83%	36%	(6)%
CPLD	11%	14%	10%	4%	1%
Other Products	8%	7%	7%	64%	25%
Net Sales	100%	100%	100%	33%	(4)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	April 1, 2011	April 2, 2010	December 31, 2010

Americas	21%	19%	17%	42%	20%
Asia Pacific	38%	40%	43%	29%	(14)%
EMEA	26%	24%	22%	43%	12%
Japan	15%	17%	18%	18%	(20)%
Net Sales	100%	100%	100%	33%	(4)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $1.0 billion and $1.4 billion for the three months ended April 1, 2011 and April 2, 2010, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $57.6 million and $18.9 million for the three months ended April 1, 2011 and April 2, 2010, respectively. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	Three Months Ended
	April 1, 2011	April 2, 2010	December 31, 2010

Gross Margin Percentage	72.6%	71.4%	71.0%

Our gross margin percentage for the three months ended April 1, 2011, increased by 1.2% points and 1.6% points, respectively, compared with the three months ended April 2, 2010 and December 31, 2010. The improvement in gross margin was primarily attributable to favorable vertical market mix, manufacturing cost reductions and increased efficiency in our processes. These variables will continue to fluctuate on a quarterly basis.

Based on updated assumptions, we have revised our long-term (2015) gross margin target from 65% to 67%. We believe that the 67% gross margin target will enable us to achieve our desired level of balance between growth and profitability.

Stock-based compensation expense included in Cost of sales during the three months ended April 1, 2011 and April 2, 2010 did not have a significant impact on our gross margin.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	April 1, 2011	April 2, 2010	December 31, 2010

Research and Development Expense	$74.4	$64.3	$66.8	16%	11%
Percentage of Net Sales	13.9%	16.0%	12.0%

Research and development expense for the three months ended April 1, 2011 increased by $10.1 million, or 16%, when compared with the three months ended April 2, 2010. The increase was primarily attributable to the following factors: a $5.4 million increase in personnel-related costs attributed to an increase in the number of employees and a $1.4 million increase in stock-based compensation driven by an increase in our stock price, a $1.5 million increase in spending on consulting and outside services to support several strategic initiatives, and a $2.2 million increase in spending on research and development supplies due to the timing of product development activities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	April 1, 2011	April 2, 2010	December 31, 2010

Selling, General and Administrative Expense	$69.0	$62.1	$64.1	11%	8%
Percentage of Net Sales	12.9%	15.5%	11.5%

Selling, general, and administrative expense for the three months ended April 1, 2011 increased by $6.8 million, or 11%, when compared with the three months ended April 2, 2010. The increase was primarily attributable to the following factors: a $3.5 million increase in personnel-related costs, a $1.7 million increase in stock-based compensation driven by an increase in our stock price, and a $2 million increase in professional services and consulting fees.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of income. We reported net investment gains of $1.7 million and $2.2 million for the three months ended April 1, 2011 and April 2, 2010, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment loss (gain) also represents a decrease (increase) in the future payout to employees and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $0.3 million for the three months ended April 1, 2011 when compared with the same period in 2010, primarily due to higher cash balances during the three months ended April 1, 2011.

Interest Expense
Interest expense for the three months ended April 1, 2011 remained relatively flat when compared with the same periods in 2010, as a result of consistency in the amount of outstanding borrowings and the comparability of interest rates in each period. See Note 9 — Long-term Credit Facility to our consolidated financial statements.
Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended April 1, 2011 was 8.7%, compared with 4.3% for the three months ended April 2, 2010. The increase in our effective tax rate was primarily due to higher one-time tax benefits in 2010 compared to 2011. During the quarter ended April 1, 2011 we recognized a tax benefit for uncertain tax positions that became certain upon the closure of the applicable statutes of limitations.  This benefit was offset by additional tax liabilities related to foreign income tax returns filed during the period.  The net benefit for the quarter ended April 1, 2011 was $4.2 million.

During the quarter ended April 2, 2010, we recognized a tax benefit for uncertain tax positions that became certain as a result of a court decision on March 22, 2010 which held that stock-based compensation is not required to be included in certain transfer price arrangements between a U.S. company and its non-U.S. subsidiaries.  Further, we recognized a tax benefit for uncertain tax positions that became certain upon the closure of the applicable statutes of limitations.   The combined benefit for the quarter ended April 2, 2010 was $15.1 million. The effective tax rate for the quarter ended April 1, 2011 also reflects the impact of proportionately higher earnings in jurisdictions taxed at rates below the U.S. statutory tax rate and tax benefit related to the U.S. Federal Research and Development Tax Credit.
As of April 2, 2010 we had $249.2 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. These amounts are presented net of federal benefits for the deduction of interest and other deductible items. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

See Note 12 — Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of April 1, 2011, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of April 1, 2011, we were in compliance with all such covenants. See Note 9 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.

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

Our cash and cash equivalents balance during the three months ended April 1, 2011 increased by $332.8 million. The change in cash and cash equivalents during the three months ended April 1, 2011 and April 2, 2010 was as follows:

	Three Months Ended
(In thousands)	April 1, 2011	April 2, 2010

Net cash provided by operating activities	$297,009	$132,670
Net cash (used in) provided by investing activities	(3,831)	2,007
Net cash provided by financing activities	39,607	57,026
Net increase in cash and cash equivalents	$332,785	$191,703

Operating Activities

For the three months ended April 1, 2011, our operating activities provided $297.0 million in cash, primarily attributable to net income of $224.1 million, adjusted for non-cash stock-based compensation expense of $19.3 million (net of related tax effects), depreciation and amortization of $7.6 million, and deferred income tax expense of $0.7 million. The net increase of $45.3 million in working capital accounts (excluding cash and cash equivalents) was primarily due to a $51.2 million decrease in Accounts payable and other liabilities, a $1.1 million increase in Deferred income and allowances on sales to distributors and a $1.3 million increase in Income tax payable, partially offset by a $52.9 million decrease in Accounts receivable, net, a $10.8 million decrease in Inventories, and a $31.5 million decrease in Other assets.

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

The $52.9 million decrease in Accounts receivable, net, principally related to improved collections and a decrease in amounts billed to distributors and OEMs during the current quarter when compared to the three months ended December 31, 2010. Deferred income and allowances on sales to distributors increased $1.1 million when compared to the three months ended December 31, 2010. The slight increase is attributable to offsetting factors, comprised of the decrease in amounts billed to distributors as mentioned above, and a decrease in advances to distributors. Repayments of advances to distributors primarily resulted from changes in distributor working capital requirements. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Inventories decreased by $10.8 million as a result of proactive management of inventory levels, primarily in finished goods. The $31.5 million decrease in Other assets primarily resulted from returns of advances from distributors and reduced prepaid income taxes during the three months ended April 1, 2011. The $51.2 million decrease in Accounts payable and other liabilities was primarily due to the decrease in inventory purchased during the three months ended April 1, 2011. The $1.3 million increase in Income taxes payable primarily resulted from higher tax liabilities due to higher earnings.

Investing Activities

Cash used in investing activities in the three months ended April 1, 2011 primarily consisted of purchases of property and equipment of $4.9 million, partially offset by net sales of deferred compensation plan securities of $1.1 million.

Financing Activities

Cash provided by financing activities in the three months ended April 1, 2011 primarily consisted of proceeds of $52.7 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $19.3 million, and minimum statutory withholding for vested restricted stock units of $5.2 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of April 1, 2011, we had approximately $137.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2016. There have been no significant changes to our operating lease obligations since December 31, 2010. There are no capital lease obligations included in our consolidated balance sheets as of April 1, 2011 or December 31, 2010.

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

As of April 1, 2011, we had $233.6 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of April 1, 2011, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three months ended April 1, 2011 or April 2, 2010 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

On April 18, 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on June 1, 2011 to stockholders of record on May 10, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no new accounting pronouncements during the three months ended April 1, 2011, that are of significance, or potential significance, to us.

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

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of April 1, 2011 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of April 1, 2011 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of April 1, 2011.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at April 1, 2011, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

ITEM 1A:     Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

Except for the shares tendered by employees to satisfy minimum statutory withholding requirements on employee stock award transactions, we did not repurchase any of our common stock during the three months ended April 1, 2011. Since the inception of our stock repurchase program in 1996 through April 1, 2011, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of April 1, 2011, 14.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

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