Form 10-Q
period 2011-07-01
ALTERA CORP
filed 2011-07-22
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011
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

Number of shares of common stock outstanding at July 13, 2011: 324,000,618

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	27

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 6. Exhibits	29

Signatures	30

Exhibit 10.2
Exhibit 10.20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:     Financial Statements

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	July 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,267,370	$2,765,196
Accounts receivable, net	383,510	363,614
Inventories	123,312	146,524
Deferred income taxes — current	67,859	66,839
Deferred compensation plan — marketable securities	57,300	54,419
Deferred compensation plan — restricted cash equivalents	17,899	19,817
Other current assets	71,607	114,601
Total current assets	3,988,857	3,531,010
Property and equipment, net	162,295	164,155
Deferred income taxes — non-current	27,928	37,319
Other assets, net	28,669	27,353
Total assets	$4,207,749	$3,759,837

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,688	$86,061
Accrued liabilities	25,888	23,278
Accrued compensation and related liabilities	62,021	83,773
Deferred compensation plan obligations	75,199	74,236
Deferred income and allowances on sales to distributors	380,788	428,711
Income taxes payable	—	428
Total current liabilities	596,584	696,487
Income taxes payable — non-current	245,182	231,833
Long-term credit facility	500,000	500,000
Other non-current liabilities	8,892	7,865
Total liabilities	1,350,658	1,436,185
Commitments and contingencies
(See “Note 10 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 323,966 at July 1, 2011 and 319,494 shares at December 31, 2010	324	319
Capital in excess of par value	1,047,694	908,989
Retained earnings	1,809,073	1,414,344
Total stockholders' equity	2,857,091	2,323,652
Total liabilities and stockholders' equity	$4,207,749	$3,759,837

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$548,383	$469,300	$1,084,196	$871,595
Cost of sales	159,716	132,811	306,626	247,747
Gross margin	388,667	336,489	777,570	623,848
Research and development expense	80,260	65,625	154,668	129,965
Selling, general, and administrative expense	70,182	64,767	139,204	126,948
Compensation expense (benefit) — deferred compensation plan	54	(3,642)	1,716	(1,414)
(Gain) loss on deferred compensation plan securities	(54)	3,642	(1,716)	1,414
Interest income and other	(957)	(710)	(1,842)	(1,302)
Interest expense	870	1,103	1,911	2,394
Income before income taxes	238,312	205,704	483,629	365,843
Income tax expense	23,685	25,097	44,933	32,063
Net income	$214,627	$180,607	$438,696	$333,780

Net income per share:
Basic	$0.66	$0.59	$1.36	$1.11
Diluted	$0.65	$0.58	$1.33	$1.09

Shares used in computing per share amounts:
Basic	323,271	304,531	322,145	301,532
Diluted	329,904	310,757	328,874	307,526

Cash dividends per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 1, 2011	July 2, 2010

Cash Flows from Operating Activities:
Net income	$438,696	$333,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,214	13,504
Stock-based compensation	37,432	29,749
Deferred income tax expense (benefit)	4,897	(11,296)
Tax effect of employee stock plans	17,048	6,996
Excess tax benefit from employee stock plans	(14,589)	(6,465)
Changes in assets and liabilities:
Accounts receivable, net	(19,896)	(139,862)
Inventories	23,212	(30,250)
Other assets	43,638	(15,637)
Accounts payable and other liabilities	(53,532)	63,756
Deferred income and allowances on sales to distributors	(47,923)	113,544
Income taxes payable	12,921	24,146
Deferred compensation plan obligations	(754)	(3,374)
Net cash provided by operating activities	456,364	378,591
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,796)	(4,350)
Sales of deferred compensation plan securities, net	754	3,374
Net cash used in investing activities	(9,042)	(976)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	87,122	175,386
Shares withheld for employee taxes	(8,178)	(6,159)
Payment of dividends to stockholders	(38,681)	(30,137)
Excess tax benefit from stock-based compensation	14,589	6,465
Principal payments on capital lease obligations	—	(2,627)
Net cash provided by financing activities	54,852	142,928
Net increase in cash and cash equivalents	502,174	520,543
Cash and cash equivalents at beginning of period	2,765,196	1,546,672
Cash and cash equivalents at end of period	$3,267,370	$2,067,215

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as filed on February 16, 2011 with the Securities and Exchange Commission (“SEC”). The consolidated operating results for the three or six months ended July 1, 2011 are not necessarily indicative of the results to be expected for any future period.

Note 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

Note 3 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	July 1, 2011	December 31, 2010
Gross accounts receivable	$384,010	$364,114
Allowance for doubtful accounts	(500)	(500)
Accounts receivable, net	$383,510	$363,614

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
(Percentage of Net Sales)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Sales to distributors	70%	84%	73%	85%
Sales to OEMs	30%	16%	27%	15%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	36%	48%	39%	48%
Macnica, Inc. (“Macnica”)	20%	20%	20%	19%

(1)    Except as presented above, no other distributor accounted for greater than 10% of our net sales for the quarterly or year-to-date periods ended July 1, 2011 or July 2, 2010.

Huawei Technologies Co., Ltd., an OEM, accounted for 14% and 13% of our net sales for the quarterly and year-to-date periods ended July 1, 2011, respectively. No other individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended July 1, 2011. No individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended July 2, 2010.

As of July 1, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”) individually accounted for approximately 41%, 32% and 11%, respectively, of our total accounts receivable. As of December 31, 2010, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 18%, 51% and 12%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of July 1, 2011 or December 31, 2010. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 4 — Inventories

Inventories were comprised of the following:

(In thousands)	July 1, 2011	December 31, 2010
Raw materials	$8,651	$9,833
Work in process	71,563	90,627
Finished goods	43,098	46,064
Total inventories	$123,312	$146,524

Note 5 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	July 1, 2011	December 31, 2010
Land and land rights	$23,108	$23,108
Buildings	146,964	146,604
Equipment and software	215,210	206,935
Office furniture and fixtures	23,036	22,952
Leasehold improvements	6,538	6,773
Construction in progress	4,339	3,406
Property and equipment, at cost	419,195	409,778
Accumulated depreciation and amortization	(256,900)	(245,623)
Property and equipment, net	$162,295	$164,155

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $6.9 million and $13.7 million for the three and six months ended July 1, 2011, respectively. Depreciation expense was $6.4 million and $13.4 million for the three and six months ended July 2, 2010, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $2.1 million (net of accumulated amortization of $13.4 million) as of July 1, 2011 and $5.0 million (net of accumulated amortization of $11.3 million) as of December 31, 2010.

Note 6 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	July 1, 2011	December 31, 2010

Deferred revenue on shipment to distributors	$413,031	$529,332
Deferred cost of sales on shipment to distributors	(36,377)	(42,044)
Deferred income on shipment to distributors	376,654	487,288
Advances to distributors	(4,683)	(66,495)
Other deferred revenue (1)	8,817	7,918
Total	$380,788	$428,711

(1)    Principally represents revenue deferred on our software and intellectual property licenses.

The deferred income and allowances on sales to distributors activity for the six months ended July 1, 2011 and July 2, 2010 was as follows:

	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010

Balance at beginning of period	$428,711	$281,885
Deferred revenue recognized upon shipment to distributors	2,633,755	4,216,374
Deferred costs of sales recognized upon shipment to distributors	(169,519)	(246,151)
Decrease/(increase) in advances to distributors	61,812	(96,456)
Revenue recognized upon sell-through to end customers	(654,099)	(744,607)
Costs of sales recognized upon sell-through to end customers	162,787	217,260
Earned distributor price concessions (1)	(1,990,272)	(3,188,650)
Returns	(93,286)	(43,300)
Increase/(decrease) in other deferred revenue	899	(926)
Balance at end of period	$380,788	$395,429

(1)    Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes, and factors associated with timing of shipments to distributors.

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. This practice has an adverse impact on the working capital of our distributors. As such, we have entered into agreements with certain distributors whereby we advance cash to the distributors to reduce the distributor's working capital requirements. These advances are settled in cash at least on a quarterly basis and are estimated based on the amount of ending inventory as reported by the distributor multiplied by a negotiated percentage. Such advances have no impact on revenue recognition or our consolidated statements of income and are a component of Deferred income and allowances on sales to distributors on our consolidated balance sheets. We continuously process discounts taken by distributors against our Deferred income and allowances on sales to distributors. We adjust the recorded amount of the distributor advances based on cash settlements at the end of each quarter. These advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand. The agreements governing these advances can be canceled by us at any time.

Total price concessions earned by distributors were $2.0 billion and $3.2 billion for the six months ended July 1, 2011 and July 2, 2010, respectively. The 2011 decrease in price concessions results from proportionately higher sales to OEMs in 2011 and higher sales to certain distributors at prices reflecting negotiated discounted end customer prices.

We also enter into arrangements that, in substance, finance distributors' accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $24.2 million as of July 1, 2011 and $66.3 million as of December 31, 2010. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.

Note 7 — Comprehensive Income

Comprehensive income for each of the three-month and six-month periods ended July 1, 2011 or July 2, 2010 is equal to net income as presented in our consolidated statements of income. There were no other items representing comprehensive income for the three or six month periods ended July 1, 2011 or July 2, 2010.

Note 8 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Basic:

Net income	$214,627	$180,607	$438,696	$333,780
Basic weighted shares outstanding	323,271	304,531	322,145	301,532
Net income per share	$0.66	$0.59	$1.36	$1.11

Diluted:

Net income	$214,627	$180,607	$438,696	$333,780

Weighted shares outstanding	323,271	304,531	322,145	301,532
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	6,633	6,226	6,729	5,994

Diluted weighted shares outstanding	329,904	310,757	328,874	307,526

Net income per share	$0.65	$0.58	$1.33	$1.09

In applying the treasury stock method, we excluded 0.8 million and 0.6 million stock option shares for the three and six months ended July 1, 2011, respectively, and 2.5 million and 6.6 million stock option shares for the three and six months ended July 2, 2010, respectively, because their effect was anti-dilutive. While these stock option shares have been anti-dilutive, they could be dilutive in the future. All restricted stock units outstanding as of July 1, 2011 and July 2, 2010 were included in our treasury stock method calculation.

Note 9 — Long-term Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of July 1, 2011 and December 31, 2010 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of July 1, 2011 was LIBOR plus 0.27%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.08% as of July 1, 2011. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of July 1, 2011, $250 million was available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of July 1, 2011, we were in compliance with all such covenants.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of July 1, 2011, we had approximately $196.3 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. In June 2011, we entered into an operating lease with a term of 10 years and a total lease payment commitment of $11.4 million.

Legal Proceedings

We are named as a party to a lawsuit concerning our historical stock option practices and related accounting and reporting.

In May and July 2006, we were notified that three shareholder derivative lawsuits had been filed in the Superior Court of the State of California, County of Santa Clara, by persons identifying themselves as Altera shareholders and purporting to act on behalf of Altera, naming Altera Corporation as a nominal defendant and naming some of our current and former officers and directors as defendants. On July 12, 2006, one of these derivative actions was voluntarily dismissed by the plaintiff shareholder. The remaining two derivative lawsuits pending in Santa Clara Superior Court were consolidated into a single action on September 5, 2006. Plaintiffs filed a second amended consolidated complaint on December 15, 2006. On January 30, 2007, Altera and the defendants filed a motion to stay this action pending resolution of the federal derivative action (discussed below). On February 11, 2009, one of the remaining derivative plaintiffs voluntarily dismissed his derivative claims and, on March 20, 2009, the other remaining derivative plaintiff filed a third amended complaint. In June 2009, Altera and the defendants demurred to the third amended complaint. After the court issued a tentative ruling in favor of Altera, the parties agreed to stay the action in order to allow plaintiff to serve a demand on Altera's board of directors. The plaintiff served the demand on November 4, 2009. In the first quarter of 2010, the board of directors completed its review of the demand and decided to reject plantiff's demand. On June 1, 2010, the plaintiff filed a fourth amended complaint, alleging that the board of director’s decision to reject plaintiff’s demand was wrongful. On July 15, 2010, Altera demurred to the fourth amended complaint. In October 2010, the court dismissed plaintiff's fourth amended complaint and granted plaintiff leave to file a fifth amended complaint. On November 4, 2010, the plaintiff filed a fifth amended complaint, alleging that Altera's board of directors wrongfully refused his demand. On December 10, 2010, Altera, joined by the individual defendants, demurred to the fifth amended complaint. On March 23, 2011, the plaintiff entered into a stipulation agreeing to voluntarily dismiss the action with prejudice.  On April 21, 2011, the court entered an order dismissing the action with prejudice and set a dismissal review hearing for June 24, 2011.  The April 2011 order dismissing the action with prejudice was finalized at the June 2011 dismissal review hearing.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents.  The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. In April 2011, Altera filed a motion in the District of Delaware to transfer the case to the United States District Court for the Northern District of California.  Intellectual Ventures opposed the motion, which is still pending before the court. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

On June 24, 2011, Altera filed an action in the United States District Court for the Northern District of California against LSI Corporation and Agere Systems, Inc. (collectively “LSI”). The action alleges that LSI infringes various patents owned by Altera and also seeks a declaratory judgment that Altera does not infringe various patents owned by LSI and/or Agere (the “LSI patents”) and that the LSI patents are invalid. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

Note 11 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. On May 10, 2011, our stockholders approved an amendment to the 2005 Plan to increase the shares reserved for future issuance by 10 million. As of July 1, 2011, the 2005 Plan had a total of 34.5 million shares reserved for future issuance, of which 24.0 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the six months ended July 1, 2011 and information regarding RSUs and PRSUs outstanding and expected to vest as of July 1, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	7,613	$22.95
Grants	1,240	$42.66
Vested	(644)	$20.32
Forfeited	(208)	$24.81
Outstanding, July 1, 2011	8,001	$26.16	1.4	$380,266
Vested and expected to vest, July 1, 2011	7,147	$26.16	1.3	$339,687

(1)    Aggregate intrinsic value represents the closing price per share of our stock on July 1, 2011, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of July 1, 2011.

A summary of stock option activity for the six months ended July 1, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of July 1, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	10,179	$20.61
Grants	766	$42.63
Exercises	(3,626)	$21.54
Forfeited/Cancelled/Expired	(27)	$21.61
Outstanding, July 1, 2011	7,292	$22.48	3.9	$182,629
Exercisable, July 1, 2011	6,253	$20.29	3.1	$170,319
Vested and expected to vest, July 1, 2011	7,139	$22.13	3.8	$181,359

(1)    For those stock options with an exercise price below the closing price per share on July 1, 2011, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on July 1, 2011, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of July 1, 2011.

For the three and six months ended July 1, 2011, 1.2 million and 3.6 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended July 1, 2011 was $33.3 million and $77.3 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and six months ended July 1, 2011 was $25.4 million and $78.1 million, respectively.

ESPP

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

We sold 402,913 shares of common stock under the ESPP at a price of $22.40 during the six months ended July 1, 2011, and 595,861 shares of common stock under the ESPP at a price of $13.81 during the six months ended July 2, 2010. On May 10, 2011, our stockholders approved an amendment to the ESPP to increase the shares reserved for future issuance by 1 million. As of July 1, 2011, 2.8 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

ESPP purchase rights:
Expected term (in years)	0.8	0.7	0.8	0.7
Expected stock price volatility	34.5%	31.2%	34.5%	31.2%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Dividend yield	0.5%	0.8%	0.5%	0.8%
Weighted-average estimated fair value	$12.88	$6.56	$12.88	$6.56

RSUs and PRSUs:
Risk-free interest rate	0.8%	1.2%	0.9%	1.2%
Dividend yield	0.5%	0.8%	0.6%	0.8%
Weighted-average estimated fair value	$47.85	$25.10	$42.07	$23.38

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three and six months ended July 1, 2011 and July 2, 2010 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Cost of sales	$404	$314	$750	$594
Research and development	8,888	6,902	16,470	13,055
Selling, general, and administrative	10,907	8,471	20,212	16,100
Pre-tax stock-based compensation expense	20,199	15,687	37,432	29,749
Less: income tax benefit	(5,635)	(4,688)	(10,303)	(8,715)
Net stock-based compensation expense	$14,564	$10,999	$27,129	$21,034

No stock-based compensation was capitalized during any period presented above. As of July 1, 2011, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $140.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from that presented.

Note 12 — Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended July 1, 2011 was 9.9%, compared with 12.2% for the three months ended July 2, 2010. The net decrease in our effective tax rate was primarily due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2011 that was signed into law in late 2010. In addition, our California tax liability decreased due to a California law change effective in 2011.
Our effective tax rate for the six months ended July 1, 2011 was 9.3%, compared with 8.8% for the six months ended July 2, 2010. The net increase in our effective tax rate was primarily due to the reversal in 2010 of $11.7 million of liabilities for uncertain tax positions as a result of a 2010 U.S. court ruling which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. We also reversed in 2010 $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. This increase was partially offset by the benefit of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, the extension of the U.S. Federal Research and Development Tax Credit through 2011 that was signed into law in late 2010, and a California law change effective in 2011.
We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. In addition, the IRS has completed field examinations of our tax returns for 2005 through 2007 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.2 million (excluding interest) for those years. We are contesting through the administrative process the IRS claims regarding our 2005 through 2007 tax years. Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Ireland, Malaysia, Japan, United Kingdom, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
As of July 1, 2011 we had $261.0 million of unrecognized tax benefits, that if recognized, would impact our effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $50.2 million and $50.0 million for the payment of interest and penalties related to uncertain tax positions as of July 1, 2011 and December 31, 2010, respectively.

Note 13 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of July 1, 2011, there were approximately 125 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $75.2 million and $74.2 million as of July 1, 2011 and December 31, 2010, respectively.

Investment income or loss earned by the NQDC Plan is recorded as (Gain) Loss on deferred compensation plan securities in our consolidated statements of income. The investment (gain) loss also represents an (increase) decrease in the future payout to participants and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of income. Compensation (benefit) expense associated with our NQDC Plan obligations is offset by (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Note 14 — Fair Value of Financial Instruments

The following tables summarize the valuation of our financial instruments as of July 1, 2011 and December 31, 2010:

		Fair Value Measurements as of July 1, 2011
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$3,196,960	$3,196,960	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	17,899	17,899	—
Equity securities	24,753	24,753	—
Fixed income securities	4,405	—	4,405
Mutual funds	28,142	28,142	—
Total	$3,272,159	$3,267,754	$4,405

		Fair Value Measurements as of December 31, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$2,690,752	$2,690,752	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	19,817	19,817	—
Equity securities	22,235	22,235	—
Fixed income securities	5,062	—	5,062
Mutual funds	27,122	27,122	—
Total	$2,764,988	$2,759,926	$5,062

(1)    Included in Cash and cash equivalents in our consolidated balance sheets.

(2)    Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.

Note 15 — Subsequent Event

On July 18, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on September 1, 2011 to stockholders of record on August 10, 2011.

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

Our net sales of $548.4 million for the three months ended July 1, 2011 increased by $79.1 million, or 17%, from our net sales of $469.3 million for the three months ended July 2, 2010. Our net sales of $1,084.2 million for the six months ended July 1, 2011 increased by $212.6 million, or 24%, from our net sales of $871.6 million for the six months ended July 2, 2010. The significant increase in net sales was broad-based, covering all geographies. The increase was primarily driven by strong growth in sales of our New and Mainstream Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP displacement.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix ®V, Stratix IV (including E, GX and GT), Arria® II (including GX and GZ), Cyclone® IV (including E and GX), MAX® V, and HardCopy IV devices.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II, and HardCopy III devices.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

New	18%	9%	18%	131%	1%	18%	8%	183%
Mainstream	36%	31%	33%	39%	14%	34%	29%	47%
Mature and Other	46%	60%	49%	(12)%	(5)%	48%	63%	(6)%
Net Sales	100%	100%	100%	17%	2%	100%	100%	24%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

Telecom & Wireless	46%	42%	42%	30%	13%	44%	41%	33%
Industrial Automation, Military & Automotive	22%	23%	24%	11%	(7)%	23%	23%	23%
Networking, Computer & Storage	15%	13%	15%	30%	3%	15%	13%	41%
Other	17%	22%	19%	(9)%	(9)%	18%	23%	1%
Net Sales	100%	100%	100%	17%	2%	100%	100%	24%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores (collectively, “Other Products”).

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

FPGA	80%	82%	81%	15%	2%	81%	80%	24%
CPLD	10%	12%	11%	1%	(4)%	10%	13%	2%
Other Products	10%	6%	8%	68%	14%	9%	7%	66%
Net Sales	100%	100%	100%	17%	2%	100%	100%	24%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

Americas	19%	20%	21%	11%	(7)%	20%	19%	25%
Asia Pacific	40%	41%	38%	13%	8%	39%	41%	20%
EMEA	27%	24%	26%	32%	4%	26%	24%	37%
Japan	14%	15%	15%	11%	(1)%	15%	16%	14%
Net Sales	100%	100%	100%	17%	2%	100%	100%	24%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $2.0 billion and $3.2 billion for the six months ended July 1, 2011 and July 2, 2010, respectively. The 2011 decrease in price concessions results from proportionately higher sales to OEMs in 2011 and higher sales to distributors at prices reflecting negotiated discounted end customer prices. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $93.3 million and $43.3 million for the six months ended July 1, 2011 and July 2, 2010, respectively. The increase in returns when compared to the same period in the prior year was primarily driven by arrangements with certain distributors to re-balance inventory levels to support near-term end customer demand. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	Three Months Ended			Six Months Ended
	July 1, 2011	July 2, 2010	April 1, 2011	July 1, 2011	July 2, 2010

Gross Margin Percentage	70.9%	71.7%	72.6%	71.7%	71.6%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired level of balance between growth and profitability. Our gross margin percentage for the three months ended July 1, 2011 decreased by 0.8 points compared to the same period of 2010. The decrease was driven by an increase in revenue from our larger, lower margin customer base and an unfavorable vertical market mix, with increased sales in the Telecom & Wireless vertical market and an anticipated decrease in the Industrial Automation, Military & Automotive vertical market, when compared to the same period in the prior year. Our gross margin percentage for the six months ended July 1, 2011 increased by 0.1 points compared to the same period of 2010, which was attributable to a favorable vertical market mix, manufacturing cost reductions and increased efficiency in our processes.

Stock-based compensation expense included in Cost of sales during the three or six months ended July 1, 2011 and July 2, 2010 did not have a significant impact on our gross margin.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

Research and Development Expense	$80.3	$65.6	$74.4	22%	8%	$154.7	$130.0	19%
Percentage of Net Sales	14.6%	14.0%	13.9%			14.3%	14.9%

Research and development expense for the three months ended July 1, 2011 increased by $14.7 million, or 22%, when compared with the three months ended July 2, 2010. The increase is primarily attributable to the following factors: a $4.8 million increase in personnel-related costs attributed to an increase in the number of employees, a $2.0 million increase in stock-based compensation driven by an increase in our stock price, a $2.7 million increase in spending on consulting and outside services to support several strategic initiatives, and a $1.7 million increase in spending on research and development supplies due to the timing of product development activities.

Research and development expense for the six months ended July 1, 2011 increased by $24.7 million, or 19%, when compared with the six months ended July 2, 2010. The increase is due to the following factors: a $9.7 million increase in personnel-related costs attributed to an increase in the number of employees, a $3.4 million increase in stock-based compensation driven by an increase in our stock price, a $4.2 million increase in spending on consulting and outside services to support several strategic initiatives, and a $4.7 million increase in spending on research and development supplies due to the timing of product development activities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	July 1, 2011	July 2, 2010	April 1, 2011			July 1, 2011	July 2, 2010

Selling, General and Administrative Expense	$70.2	$64.8	$69.0	8%	2%	$139.2	$126.9	10%
Percentage of Net Sales	12.8%	13.8%	12.9%			12.8%	14.6%

Selling, general, and administrative expense for the three months ended July 1, 2011 increased by $5.4 million, or 8%, when compared with the three months ended July 2, 2010. The increase was primarily attributable to the following factors: a $1.3 million increase in personnel-related costs to support the growth in our business, a $2.4 million increase in stock-based compensation driven by an increase in our stock price, and a $1.6 million increase in professional services and consulting fees.

Selling, general, and administrative expense for the six months ended July 1, 2011 increased by $12.3 million, or 10%, when compared with the six months ended July 2, 2010. The increase was primarily attributable to the following factors: a $4.6 million increase in personnel-related costs to support the growth in our business, a $4.1 million increase in stock-based compensation driven by an increase in our stock price, and a $3.5 million increase in professional services and consulting fees.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain)/loss on deferred compensation plan securities in our consolidated statements of income. We reported net investment gains of $0.1 million and $1.7 million on NQDC Plan assets for the three and six months ended July 1, 2011, respectively. We reported net investment losses of $3.6 million and $1.4 million on NQDC Plan assets for the three and six months ended July 2, 2010. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease  in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 13 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $0.2 million and $0.5 million, respectively, for the three and six months ended July 1, 2011, compared to the same periods in 2010, primarily due to higher cash balances in 2011.

Interest Expense

The year-over-year decrease in Interest expense was due primarily to the decrease in LIBOR, which represents the principal basis of our interest rate on the outstanding borrowings under our long-term credit facility. See Note 9 - Long-term Credit Facility to our consolidated financial statements.

Income Tax Expense
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended July 1, 2011 was 9.9%, compared with 12.2% for the three months ended July 2, 2010. The net decrease in our effective tax rate was primarily due to the impact of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and the extension of the U.S. Federal Research and Development Tax Credit through 2011 that was signed into law in late 2010. In addition, our California tax liability decreased due to a California law change effective in 2011.
Our effective tax rate for the six months ended July 1, 2011 was 9.3%, compared with 8.8% for the six months ended July 2, 2010. The net increase in our effective tax rate was primarily due to the reversal in 2010 of $11.7 million of liabilities for uncertain tax positions as a result of a 2010 U.S. court ruling which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. We also reversed in 2010 $3.4 million of liabilities for uncertain tax positions due to the expiration of the statute of limitations for certain foreign jurisdictions. This increase was partially offset by the benefit of proportionately higher earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate, the extension of the U.S. Federal Research and Development Tax Credit through 2011 that was signed into law in late 2010, and a California law change effective in 2011.
As of July 1, 2011 we had $261.0 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

See Note 12 — Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of July 1, 2011, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of July 1, 2011, we were in compliance with all such covenants. See Note 9 — Long-term Credit Facility to our consolidated financial statements for further discussion of the Facility.

We use cash from operations and available amounts under the Facility to fund cash dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our current available sources of funds (including cash, cash equivalents, and the Facility, plus anticipated cash generated from operations), will be adequate to finance our operations, cash dividends, capital expenditures and stock repurchases for at least the next year.

Our cash and cash equivalents balance during the six months ended July 1, 2011 increased by $502.2 million. The change in cash and cash equivalents during the six months ended July 1, 2011 and July 2, 2010 was as follows:

	Six Months Ended
(In thousands)	July 1, 2011	July 2, 2010

Net cash provided by operating activities	$456,364	$378,591
Net cash used in investing activities	(9,042)	(976)
Net cash provided by financing activities	54,852	142,928
Net increase in cash and cash equivalents	$502,174	$520,543

Operating Activities

For the six months ended July 1, 2011, our operating activities provided $456.4 million in cash, primarily attributable to net income of $438.7 million, adjusted for non-cash stock-based compensation expense of $37.4 million (net of related tax effects), depreciation and amortization of $15.2 million, and deferred income tax benefit of $4.9 million. The net increase in working capital accounts (excluding cash and cash equivalents) was primarily due to a $19.9 million increase in Accounts receivable, net, a $53.5 million decrease in Accounts payable and other liabilities, a $47.9 million decrease in Deferred income and allowances on sales to distributors, partially offset by a $23.2 million decrease in Inventories, and a $43.6 million decrease in Other assets.

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

The $19.9 million increase in Accounts receivable, net, for the six months ended July 1, 2011, principally related to increased gross billings to distributors and OEMs associated with an upward trend in demand for our products. The $47.9 million decrease in Deferred income and allowances on sales to distributors was primarily driven by a decrease in inventory levels held by certain of our distributors and was also impacted by the timing factors discussed above. Gross billings increased towards the end of the period, but were outpaced by sell-through to end customers, thus lessening the impact of the increase in gross billings on Deferred income and allowances on sales to distributors. The impact of lower distributor inventory was partially offset by a $61.8 million decrease in advances to distributors. The repayments of advances by distributors primarily resulted from reduced inventory levels held under distributor funding arrangements. See Note 6 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

The $23.2 million decrease in Inventories was a result of proactive management of our inventory levels. The $43.6 million decrease in Other assets primarily resulted from returns of advances from distributors and a decrease in prepaid amounts. The repayment of advances by distributors primarily resulted from changes in inventory levels held under distributor funding arrangements. The $53.5 million decrease in Accounts payable and other liabilities was attributable to the decrease in inventory purchased as a result of the previously mentioned proactive management of our inventory levels and a decrease in the accrual for variable compensation primarily for our bonus plan due to the payout of 2010 bonuses during the first half of 2011. The $12.9 million increase in Income tax payable primarily resulted from higher tax liabilities due to increases in earnings.

Investing Activities

Cash used in investing activities in the six months ended July 1, 2011 primarily consisted of purchases of equipment of $9.8 million and net sales of deferred compensation plan securities of $0.8 million.

Financing Activities

Cash provided by financing activities in the six months ended July 1, 2011 primarily consisted of proceeds of $87.1 million from the issuance of common stock to employees through our employee stock plans, partially offset by cash dividend payments of $38.7 million, and minimum statutory withholding for vested restricted stock units of $8.2 million. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of July 1, 2011, we had approximately $196.3 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

We also lease facilities under non-cancelable lease agreements expiring at various times through 2021. In June 2011, we entered into an operating lease with a term of 10 years and a total lease payment commitment of $11.4 million. There are no capital lease obligations included in our consolidated balance sheets as of July 1, 2011 or December 31, 2010.

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

As of July 1, 2011, we had $245.2 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of July 1, 2011, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 1, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three or six month periods ended July 1, 2011 and July 2, 2010 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

On July 18, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per common share, payable on September 1, 2011 to stockholders of record on August 10, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, certain interest rate sensitive assets held under the NQDC Plan and our long-term credit facility. Our NQDC Plan assets include holdings of various issuers, types and maturity dates.

The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not have a material impact on the fair value of the portfolio. The actual impact on the fair value of the portfolio in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of interest rate movements.

Our consolidated operating results are affected by, among other factors, interest income on our cash equivalents. If the interest rate declines, our consolidated operating results may be negatively impacted.

In addition to our cash flows from operations, we derive our liquidity from our long-term credit facility (the “Facility”). Our total borrowings under the Facility as of July 1, 2011 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of July 1, 2011 was LIBOR plus 0.27%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.08% as of July 1, 2011.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at July 1, 2011, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

2(c) Issuer Purchases of Equity Securities

Except for the shares tendered by employees to satisfy minimum statutory withholding requirements on employee stock award transactions, we did not repurchase any of our common stock during the six months ended July 1, 2011. Since the inception of our stock repurchase program in 1996 through July 1, 2011, our board of directors has authorized 193.0 million shares for repurchase and we have repurchased a total of 178.3 million shares of our common stock for an aggregate cost of $3.7 billion. All shares were retired upon acquisition. As of July 1, 2011, 14.7 million shares remained authorized for repurchase under our stock repurchase program. No existing repurchase plans or programs expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are no existing plans or programs under which we intend to make further purchases.

ITEM 6:     Exhibits

Exhibit No.	Description

#10.2	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 10, 2011.

#10.20	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 10, 2011.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
_________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

#10.2	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 10, 2011.

#10.20	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 10, 2011.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
_________________
#    Filed herewith.