Form 10-Q
period 2011-09-30
ALTERA CORP
filed 2011-10-21
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Number of shares of common stock outstanding at October 12, 2011: 320,863,017

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4. Controls and Procedures	29

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	29

ITEM 1A. Risk Factors	29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6. Exhibits	31

Signatures	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,177,314	$2,765,196
Short-term investments	61,399	—
Total cash, cash equivalents, and short-term investments	3,238,713	2,765,196
Accounts receivable, net	386,842	363,614
Inventories	134,028	146,524
Deferred income taxes — current	80,478	66,839
Deferred compensation plan — marketable securities	50,809	54,419
Deferred compensation plan — restricted cash equivalents	18,157	19,817
Other current assets	60,151	114,601
Total current assets	3,969,178	3,531,010
Property and equipment, net	171,100	164,155
Long-term investments	66,780	—
Deferred income taxes — non-current	29,781	37,319
Other assets, net	34,971	27,353
Total assets	$4,271,810	$3,759,837
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,367	$86,061
Accrued liabilities	23,053	23,278
Accrued compensation and related liabilities	79,617	83,773
Deferred compensation plan obligations	68,966	74,236
Deferred income and allowances on sales to distributors	439,826	428,711
Income taxes payable	1,592	428
Credit facility	500,000	—
Total current liabilities	1,167,421	696,487
Income taxes payable — non-current	260,790	231,833
Credit facility	—	500,000
Other non-current liabilities	8,831	7,865
Total liabilities	1,437,042	1,436,185
Commitments and contingencies
(See “Note 11 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 320,855 shares at September 30, 2011 and 319,494 shares at December 31, 2010	321	319
Capital in excess of par value	1,011,865	908,989
Accumulated other comprehensive loss	(190)	—
Retained earnings	1,822,772	1,414,344
Total stockholders' equity	2,834,768	2,323,652
Total liabilities and stockholders' equity	$4,271,810	$3,759,837
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$522,474	$527,453	$1,606,671	$1,399,048
Cost of sales	166,938	157,899	473,565	405,646
Gross margin	355,536	369,554	1,133,106	993,402
Research and development expense	80,771	67,896	235,438	197,861
Selling, general, and administrative expense	69,345	63,473	208,550	190,421
Compensation (benefit) expense — deferred compensation plan	(6,642)	4,699	(4,926)	3,285
Loss (gain) on deferred compensation plan securities	6,642	(4,699)	4,926	(3,285)
Interest income and other	(663)	(1,092)	(2,505)	(2,394)
Interest expense	806	1,098	2,717	3,492
Income before income taxes	205,277	238,179	688,906	604,022
Income tax expense	19,873	20,688	64,806	52,751
Net income	$185,404	$217,491	$624,100	$551,271

Net income per share:
Basic	$0.58	$0.70	$1.94	$1.81
Diluted	$0.57	$0.69	$1.90	$1.78

Shares used in computing per share amounts:
Basic	321,745	309,766	322,012	304,267
Diluted	327,044	317,069	328,264	310,367

Cash dividends per common share	$0.08	$0.06	$0.20	$0.16

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2011	October 1, 2010

Cash Flows from Operating Activities:
Net income	$624,100	$551,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,443	20,276
Stock-based compensation	59,983	44,898
Deferred income tax benefit	(9,549)	(16,493)
Tax effect of employee stock plans	26,077	14,602
Excess tax benefit from employee stock plans	(22,959)	(12,879)
Changes in assets and liabilities:
Accounts receivable, net	(23,228)	(128,668)
Inventories	12,496	(38,448)
Other assets	47,986	(43,946)
Accounts payable and other liabilities	(40,004)	112,788
Deferred income and allowances on sales to distributors	11,115	103,665
Income taxes payable	30,122	42,358
Deferred compensation plan obligations	(345)	(2,880)
Net cash provided by operating activities	739,237	646,544
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,178)	(6,325)
Sales of deferred compensation plan securities, net	345	2,880
Purchases of available-for-sale securities	(130,146)	—
Proceeds from sale and maturity of available-for-sale securities	1,750	—
Purchases of intangible assets	—	(1,500)
Net cash used in investing activities	(151,229)	(4,945)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	93,619	284,776
Shares withheld for employee taxes	(31,122)	(19,880)
Payment of dividends to stockholders	(64,328)	(48,764)
Repurchases of common stock	(197,018)	—
Excess tax benefit from stock-based compensation	22,959	12,879
Principal payments on capital lease obligations	—	(2,866)
Net cash (used in) provided by financing activities	(175,890)	226,145
Net increase in cash and cash equivalents	412,118	867,744
Cash and cash equivalents at beginning of period	2,765,196	1,546,672
Cash and cash equivalents at end of period	$3,177,314	$2,414,416

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2010 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The consolidated operating results for the three or nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

Note 3 — Financial Instruments

Management determines the appropriate classification of investments at the time of purchase. As of September 30, 2011, all investments in our portfolio were classified as available-for-sale. Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest income and other in our consolidated statements of income. Net unrealized gains or losses are recorded directly in stockholders’ equity on a net of tax basis. Those unrealized losses that are deemed to be other than temporary are reflected in Interest income and other. Investments classified as long-term represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding twelve months as of the balance sheet date.

The following tables summarize the our available-for-sale securities as of September 30, 2011. We did not own any available-for-sale securities as of December 31, 2010.

	September 30, 2011
(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets:
U.S. treasury securities	$6,748	$1	$—	$6,749
U.S. agency securities	57,662	8	(9)	57,661
Non-U.S. government securities	8,931	1	(6)	8,926
Municipal bond	752	—	—	752
Corporate securities	103,577	28	(239)	103,366
Total available-for-sale securities	$177,670	$38	$(254)	$177,454

The adjusted cost and estimated fair value of marketable debt securities (corporate bonds, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 30, 2011
(In thousands)	Adjusted Cost	Estimated Fair Value
Due in one year or less	$110,694	$110,674
Due after one year through five years	66,976	66,780
	$177,670	$177,454

Note 4 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	September 30, 2011	December 31, 2010
Gross accounts receivable	$387,674	$364,114
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(332)	—
Accounts receivable, net	$386,842	$363,614

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Sales to distributors	74%	77%	74%	82%
Sales to OEMs	26%	23%	26%	18%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	40%	45%	39%	47%
Macnica, Inc. (“Macnica”)	19%	19%	20%	19%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the quarterly or year-to-date periods ended September 30, 2011 or October 1, 2010.

Huawei Technologies Co., Ltd. ("Huawei"), an OEM, accounted for 12% and 13% of our net sales for the quarterly and year-to-date periods ended September 30, 2011, respectively. Huawei accounted for 14% and 11% of our net sales for the quarterly and year-to-date periods ended October 1, 2010, respectively. No other individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended September 30, 2011 or October 1, 2010.

As of September 30, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates (“Avnet”), individually accounted for approximately 41%, 38% and 10%, respectively, of our total accounts receivable. As of December 31, 2010, accounts receivable from Arrow, Macnica and Avnet individually accounted for approximately 18%, 51% and 12%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 30, 2011 or December 31, 2010. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 5 — Inventories

Inventories were comprised of the following:

(In thousands)	September 30, 2011	December 31, 2010
Raw materials	$10,266	$9,833
Work in process	79,998	90,627
Finished goods	43,764	46,064
Total inventories	$134,028	$146,524

Note 6 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	September 30, 2011	December 31, 2010
Land and land rights	$23,157	$23,108
Buildings	148,200	146,604
Equipment and software	227,084	206,935
Office furniture and fixtures	23,146	22,952
Leasehold improvements	7,423	6,773
Construction in progress	5,320	3,406
Property and equipment, at cost	434,330	409,778
Accumulated depreciation and amortization	(263,230)	(245,623)
Property and equipment, net	$171,100	$164,155

Depreciation expense includes the amortization of assets recorded under capital leases. Depreciation expense was $7.4 million and $21.1 million for the three and nine months ended September 30, 2011, respectively. Depreciation expense was $6.5 million and $19.9 million for the three and nine months ended October 1, 2010, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of income.

Assets held under capital leases, included in Equipment and software as presented above, totaled $1.0 million (net of accumulated amortization of $13.8 million) as of September 30, 2011 and $5.0 million (net of accumulated amortization of $11.3 million) as of December 31, 2010.

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	September 30, 2011	December 31, 2010

Deferred revenue on shipment to distributors	$470,793	$529,332
Deferred cost of sales on shipment to distributors	(37,444)	(42,044)
Deferred income on shipment to distributors	433,349	487,288
Advances to distributors	(2,692)	(66,495)
Other deferred revenue (1)	9,169	7,918
Total	$439,826	$428,711

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the nine months ended September 30, 2011 and October 1, 2010 was as follows:

	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010

Balance at beginning of period	$428,711	$281,885
Deferred revenue recognized upon shipment to distributors	3,992,638	6,384,863
Deferred costs of sales recognized upon shipment to distributors	(227,189)	(431,293)
Decrease/(increase) in advances to distributors	63,803	(90,808)
Revenue recognized upon sell-through to end customers	(979,877)	(1,221,097)
Costs of sales recognized upon sell-through to end customers	224,933	363,645
Earned distributor price concessions (1)	(2,952,593)	(4,827,363)
Returns	(111,851)	(72,979)
Increase/(decrease) in other deferred revenue	1,251	(1,303)
Balance at end of period	$439,826	$385,550

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

Total price concessions earned by distributors were $3.0 billion and $4.8 billion for the nine months ended September 30, 2011 and October 1, 2010, respectively. The 2011 decrease in price concessions results from proportionately higher sales to OEMs in 2011 and higher sales to certain distributors at prices reflecting negotiated discounted end customer prices.

We also enter into arrangements that, in substance, finance distributors' accounts receivable and inventory. The amounts advanced are classified as Other current assets in our consolidated balance sheets and totaled $24.6 million as of September 30, 2011 and $66.3 million as of December 31, 2010. These arrangements are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances, and are due upon demand.

Note 8 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net income	$185,404	$217,491	$624,100	$551,271
Unrealized holding losses on available-for-sale securities, net of tax	(190)	—	(190)	—
Comprehensive income	$185,214	$217,491	$623,910	$551,271

Note 9 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Basic:

Net income	$185,404	$217,491	$624,100	$551,271
Basic weighted shares outstanding	321,745	309,766	322,012	304,267
Net income per share	$0.58	$0.70	$1.94	$1.81

Diluted:

Net income	$185,404	$217,491	$624,100	$551,271

Weighted shares outstanding	321,745	309,766	322,012	304,267
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	5,299	7,303	6,252	6,100

Diluted weighted shares outstanding	327,044	317,069	328,264	310,367

Net income per share	$0.57	$0.69	$1.90	$1.78

In applying the treasury stock method, we excluded 2.7 million and 1.4 million stock option shares and restricted stock units for the three and nine months ended September 30, 2011, respectively, and 1.0 million and 4.7 million stock option shares for the three and nine months ended October 1, 2010, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 10 — Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of September 30, 2011 and December 31, 2010 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios. The interest rate as of September 30, 2011 was LIBOR plus 0.27%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.08% as of September 30, 2011. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of September 30, 2011, $250 million was available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of September 30, 2011, we were in compliance with all such covenants.

Note 11 — Commitments and Contingencies

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney's fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We generally warrant our devices for one year against defects in materials, workmanship and material non-conformance to our specifications. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated but unidentified issues based on historical activity. If there is a material increase in customer claims compared with our historical experience or if the costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales. Warranty expense was not significant for any period presented in our consolidated statements of income.

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 30, 2011, we had approximately $116.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. As of September 30, 2011, we have entered into an operating lease in Austin, Texas and an agreement to sign an operating lease in Toronto, Canada, respectively, both with a term of 10 years and total lease payment commitments of $36.9 million.

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

Plaintiff asserted claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of California Corporation Code section 25402, breach of fiduciary duty for insider selling and misappropriation of information, and deceit. Plaintiff's claims concerned the granting of stock options by Altera between 1994 and 2001 and the alleged filing of false and misleading financial statements between 1994 and 2006. All of these claims were asserted derivatively on behalf of Altera. Plaintiff sought, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing Altera to reform its corporate governance practices.

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

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents.  The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants have filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office.  Intellectual Ventures has opposed the motions, which are still pending before the court. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

On June 24, 2011, Altera filed an action in the United States District Court for the Northern District of California against LSI Corporation and Agere Systems, Inc. (collectively “LSI”). The action alleges that LSI infringes various patents owned by Altera and also seeks a declaratory judgment that Altera does not infringe various patents owned by LSI and/or Agere (the “LSI patents”) and that the LSI patents are invalid. In September 2011, LSI answered the complaint and asserted counterclaims of patent infringement against Altera. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

Note 12 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (the “ESPP”).

2005 Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. On May 10, 2011, our stockholders approved an amendment to the 2005 Plan to increase the shares reserved for future issuance by 10 million. As of September 30, 2011, the 2005 Plan had a total of 30.0 million shares reserved for future issuance, of which 19.4 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the nine months ended September 30, 2011 and information regarding

RSUs and PRSUs outstanding and expected to vest as of September 30, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	7,613	$22.95
Grants	3,403	$42.43
Vested	(2,569)	$21.87
Forfeited	(363)	$27.11
Outstanding, September 30, 2011	8,084	$31.30	1.8	$254,898
Vested and expected to vest, September, 30, 2011	6,998	$31.30	1.7	$220,648

(1)
Aggregate intrinsic value represents the closing price per share of our stock on September 30, 2011, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of September 30, 2011.

A summary of stock option activity for the nine months ended September 30, 2011 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2011 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2010	10,179	$20.61
Grants	806	$42.37
Exercises	(3,950)	$21.42
Forfeited/Cancelled/Expired	(38)	$21.95
Outstanding, September 30, 2011	6,997	$22.68	3.8	$70,651
Exercisable, September 30, 2011	5,981	$20.28	2.9	$67,312
Vested and expected to vest, September 30, 2011	6,856	$22.33	3.7	$70,411

(1)
For those stock options with an exercise price below the closing price per share on September 30, 2011, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on September 30, 2011, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 30, 2011.

For the three and nine months ended September 30, 2011, 0.3 million and 3.9 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 30, 2011 was $5.9 million and $83.2 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2011 was $6.5 million and $84.6 million, respectively.

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

We sold 402,913 shares of common stock under the ESPP at a price of $22.40 during the nine months ended September 30,

2011, and 595,861 shares of common stock under the ESPP at a price of $13.81 during the nine months ended October 1, 2010. On May 10, 2011, our stockholders approved an amendment to the ESPP to increase the shares reserved for future issuance by 1 million. As of September 30, 2011, 2.8 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

ESPP purchase rights:
Expected term (in years)	—	—	0.8	0.7
Expected stock price volatility	—	—	34.5%	31.2%
Risk-free interest rate	—	—	0.2%	0.3%
Dividend yield	—	—	0.5%	0.8%
Weighted-average estimated fair value	—	—	$12.88	$6.56

RSUs and PRSUs:
Risk-free interest rate	0.5%	0.7%	0.6%	0.8%
Dividend yield	0.8%	0.9%	0.7%	0.9%
Weighted-average estimated fair value	$41.50	$27.33	$41.71	$26.32

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of income for the three and nine months ended September 30, 2011 and October 1, 2010 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Cost of sales	$450	$303	$1,200	$897
Research and development	9,923	6,666	26,393	19,721
Selling, general, and administrative	12,178	8,180	32,390	24,280
Pre-tax stock-based compensation expense	22,551	15,149	59,983	44,898
Less: income tax benefit	(5,907)	(4,330)	(16,210)	(13,045)
Net stock-based compensation expense	$16,644	$10,819	$43,773	$31,853

No stock-based compensation was capitalized during any period presented above. As of September 30, 2011, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $192.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.7 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from that presented.

Note 13 — Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended September 30, 2011 was 9.7%, compared with 8.7% for the three months ended October 1, 2010. During the three months ended October 1, 2010, our tax rate was favorably affected by adjustments to our liabilities for uncertain tax positions due primarily to the expiration of the statutes of limitations for certain foreign jurisdictions. The impact of similar adjustments during the three months ended September 30, 2011 was less significant, thereby causing an increase in our effective tax rate in 2011. The 2011 increase in our effective tax rate due to the above referenced factors was partially offset by the impact of proportionately higher 2011 earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and lower California tax liabilities due to a California law change effective in 2011.
Our effective tax rate for the nine months ended September 30, 2011 was 9.4%, compared with 8.7% for the nine months ended October 1, 2010. During the nine months ended October 1, 2010, our tax rate was favorably affected by adjustments to our liabilities for uncertain tax positions due primarily to the expiration of the statutes of limitations for certain foreign jurisdictions. The impact of similar adjustments during the nine months ended September 30, 2011 was less significant, thereby causing an increase in our effective tax rate in 2011. In addition, in 2010 we reversed $11.7 million of liabilities for uncertain tax positions as a result of a 2010 U.S. court ruling which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. The 2011 increase in our effective tax rate due to the above referenced factors was partially offset by the impact of proportionately higher 2011 earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and lower California tax liabilities due to a California law change effective in 2011.
We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions. The IRS has completed field examinations of our tax returns for 2002 through 2004 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.5 million (excluding interest) for those years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. We are contesting through the administrative process the IRS claims regarding our 2002 through 2004 tax years. In addition, the IRS has completed field examinations of our tax returns for 2005 through 2007 and has issued a notice of proposed adjustment seeking additional taxes of approximately $34.2 million (excluding interest) for those years. We are contesting through the administrative process the IRS claims regarding our 2005 through 2007 tax years. Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2003 forward include China (including Hong Kong), Ireland, Malaysia, Japan, United Kingdom, and the state of California. As mentioned below, we believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
As of September 30, 2011 we had $276.1 million of unrecognized tax benefits, that if recognized, would impact our effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $53.1 million and $50.0 million for the payment of interest and penalties related to uncertain tax positions as of September 30, 2011 and December 31, 2010, respectively.

Note 14 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 30, 2011, there were 123 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $69.0 million and $74.2 million as of September 30, 2011 and December 31, 2010, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Loss (Gain) on deferred compensation plan securities in our consolidated statements of income. The investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as Compensation (benefit) expense — deferred compensation plan in our consolidated statements of income. Compensation (benefit) expense associated with our NQDC Plan obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Note 15 — Fair Value of Financial Instruments

The following tables summarize the valuation of our financial instruments as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements as of September 30, 2011
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:

Cash and cash equivalents:
Money market funds	$3,051,951	$3,051,951	$—
U.S. agency securities	19,320	—	19,320
Non-U.S. government securities	1,016	—	1,016
Corporate securities	28,939	13,998	14,941
Total (1)	$3,101,226	$3,065,949	$35,277

Short-term marketable securities:
U.S treasury securities	6,749	6,749	—
U.S agency securities	30,845	—	30,845
Non-US government securities	5,394	—	5,394
Corporate securities	18,411	—	18,411
Total	$61,399	$6,749	$54,650

Long-term marketable securities:
U.S agency securities	7,496	—	7,496
Non-US government securities	2,516	—	2,516
Municipal bond	752	—	752
Corporate securities	56,016	—	56,016
Total	$66,780	$—	$66,780

Deferred compensation plan assets: (2)
Restricted cash equivalents	18,157	18,157	—
Equity securities	21,589	21,589	—
Fixed income securities	4,010		4,010
Mutual funds	25,210	25,210	—
Total	$68,966	$64,956	$4,010

Total	$3,298,371	$3,137,654	$160,717

		Fair Value Measurements as of December 31, 2010
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents(1)
Money market funds	$2,690,752	$2,690,752	$—

Deferred compensation plan assets(2)
Restricted cash equivalents	19,817	19,817	—
Equity securities	22,235	22,235	—
Fixed income securities	5,062	—	5,062
Mutual funds	27,122	27,122	—
Total	$2,764,988	$2,759,926	$5,062

(1) Included in Cash and cash equivalents in our consolidated balance sheet

(2) Included in Deferred compensation plan — marketable securities and Deferred compensation plan — restricted cash equivalents in our consolidated balance sheets.

Note 16 — Subsequent Event

On October 17, 2011, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on December 1, 2011 to stockholders of record on November 10, 2011.

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

Our net sales of $522.5 million for the three months ended September 30, 2011 decreased by $5.0 million, or 1%, from our net sales of $527.5 million for the three months ended October 1, 2010. The decrease was primarily due to customer reaction to the changing global macroeconomic conditions, which reduced demand across the industry. Our net sales of $1,606.7 million for the nine months ended September 30, 2011 increased by $207.7 million, or 15%, from our net sales of $1,399.0 million for the nine months ended October 1, 2010. The increase was driven by a strong growth in sales, primarily during the first half of 2011, of our New and Mainstream Products. We continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP displacement.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® V, Stratix IV (including E, GX and GT), Arria® II (including GX and GZ), Cyclone® IV (including E and GX), MAX® V, and HardCopy IV devices.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II, and HardCopy III devices.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

New	27%	13%	18%	112%	43%	20%	10%	148%
Mainstream	32%	31%	36%	3%	(15)%	34%	30%	30%
Mature and Other	41%	56%	46%	(29)%	(16)%	46%	60%	(14)%
Net Sales	100%	100%	100%	(1)%	(5)%	100%	100%	15%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

Telecom & Wireless	42%	45%	46%	(7)%	(13)%	43%	42%	17%
Industrial Automation, Military & Automotive	22%	22%	22%	(2)%	(7)%	22%	23%	14%
Networking, Computer & Storage	20%	13%	15%	50%	31%	17%	13%	44%
Other	16%	20%	17%	(21)%	(11)%	18%	22%	(7)%
Net Sales	100%	100%	100%	(1)%	(5)%	100%	100%	15%

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

Our net sales of FPGAs and CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

FPGA	82%	82%	80%	(1)%	(3)%	81%	81%	15%
CPLD	9%	11%	10%	(20)%	(16)%	10%	12%	(5)%
Other Products	9%	7%	10%	35%	(10)%	9%	7%	54%
Net Sales	100%	100%	100%	(1)%	(5)%	100%	100%	15%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

Americas	16%	20%	19%	(19)%	(16)%	19%	20%	8%
Asia Pacific	44%	44%	40%	(1)%	3%	41%	42%	12%
EMEA	25%	21%	27%	17%	(10)%	26%	23%	30%
Japan	15%	15%	14%	(1)%	(3)%	14%	15%	9%
Net Sales	100%	100%	100%	(1)%	(5)%	100%	100%	15%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $3.0 billion and $4.8 billion for the nine months ended September 30, 2011 and October 1, 2010, respectively. The 2011 decrease in price concessions results from proportionately higher sales to OEMs in 2011 and higher sales to distributors at prices reflecting negotiated discounted end customer prices. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $111.9 million and $73.0 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. The increase in returns when compared to the same period in the prior year was primarily driven by arrangements with certain distributors to re-balance inventory levels to support near-term end customer demand. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2011	October 1, 2010	July 1, 2011	September 30, 2011	October 1, 2010

Gross Margin Percentage	68.0%	70.1%	70.9%	70.5%	71.0%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired level of balance between growth and profitability. Our gross margin percentage for the three months ended September 30, 2011 decreased by 2.1 points compared with the same period of 2010. The decrease resulted from an unfavorable vertical market mix, with increased sales in the Networking, Computer & Storage vertical market and a decrease in the Industrial Automation, Military & Automotive vertical market, when compared with the same period of 2010. Our gross margin percentage for the nine months ended September 30, 2011 decreased by 0.5 points compared to the same period of 2010. The decrease was primarily due to the change in the mix of revenue by vertical market.

Stock-based compensation expense included in Cost of sales during the three or nine months ended September 30, 2011 and October 1, 2010 did not have a significant impact on our gross margin.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

Research and Development Expense	$80.8	$67.9	$80.3	19%	1%	$235.4	$197.9	19%
Percentage of Net Sales	15.5%	12.9%	14.6%			14.7%	14.1%

Research and development expense for the three months ended September 30, 2011 increased by $12.9 million, or 19%, when compared with the three months ended October 1, 2010. The increase was primarily attributable to the following factors: a $6.8 million increase in personnel-related costs due to an increase in the number of employees, a $3.3 million increase in stock-based compensation driven by an increase in our stock price, a $2.4 million increase in spending on consulting and outside services to support several strategic initiatives, and a $1.6 million increase in spending on product development activities. These increases were partially offset by a $3.6 million decrease in variable compensation expense.

Research and development expense for the nine months ended September 30, 2011 increased by $37.5 million, or 19% when compared with the nine months ended October 1, 2010. The increase was primarily attributable to the following factors: an $18.2 million increase in personnel-related costs due to an increase in the number of employees, a $6.7 million increase in stock-based compensation driven by an increase in our stock price, a $6.7 million increase in spending on consulting and outside services to support several strategic initiatives, and a $7.2 million increase in spending on product development activities. These increases were partially offset by a $5.0 million decrease in variable compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits (including stock-based compensation) related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 30, 2011	October 1, 2010	July 1, 2011			September 30, 2011	October 1, 2010

Selling, General and Administrative Expense	$69.3	$63.5	$70.2	9%	(1)%	$208.6	$190.4	10%
Percentage of Net Sales	13.3%	12.0%	12.8%			13.0%	13.6%

Selling, general, and administrative expense for the three months ended September 30, 2011 increased by $5.8 million, or 9%, when compared with the three months ended October 1, 2010. The increase was primarily attributable to the following factors: a $2.6 million increase in personnel-related costs to support the growth in our business and a $4.0 million increase in stock-based compensation driven by an increase in our stock price. These increases were partially offset by a $2.1 million decrease in variable compensation expense.

Selling, general, and administrative expense for the nine months ended September 30, 2011 increased by $18.2 million, or 10%, when compared with the nine months ended October 1, 2010. The increase was primarily attributable to the following factors: an $8.5 million increase in personnel-related costs to support the growth in our business, an $8.1 million increase in stock-based compensation driven by an increase in our stock price and a $4.7 million increase in professional services and consulting fees. These increases were partially offset by a $3.1 million decrease in variable compensation expense.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain)/loss on deferred compensation plan securities in our consolidated statements of income. We reported net investment losses of $6.6 million and $4.9 million on NQDC Plan assets for the three and nine months ended September 30, 2011, respectively. We reported net investment gains of $4.7 million and $3.3 million on NQDC Plan assets for the three and nine months ended October 1, 2010. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease  in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 14 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, decreased by $0.4 million for the three months ended September 30, 2011 when compared with the same period in 2010, primarily due to lower returns on our money market funds, partially offset by higher cash balances in 2011. Interest income and other increased by $0.1 million for the nine months ended September 30, 2011 when compared to the same period in 2010, primarily due to higher cash balances in 2011.

Interest Expense

The year-over-year decrease in Interest expense resulted from a decrease in the borrowing costs on the outstanding balance under our credit facility. See Note 10 - Credit Facility to our consolidated financial statements.

Income Tax Expense
Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.
Our effective tax rate for the three months ended September 30, 2011 was 9.7%, compared with 8.7% for the three months ended October 1, 2010. During the three months ended October 1, 2010, our tax rate was favorably affected by adjustments to our liabilities for uncertain tax positions due primarily to the expiration of the statutes of limitations for certain foreign jurisdictions. The impact of similar adjustments during the three months ended September 30, 2011 was less significant, thereby causing an increase in our effective tax rate in 2011. The 2011 increase in our effective tax rate due to the above referenced factors was partially offset by the impact of proportionately higher 2011 earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and lower California tax liabilities due to a California law change effective in 2011.
Our effective tax rate for the nine months ended September 30, 2011 was 9.4%, compared with 8.7% for the nine months ended October 1, 2010. During the nine months ended October 1, 2010, our tax rate was favorably affected by adjustments to our liabilities for uncertain tax positions due primarily to the expiration of the statutes of limitations for certain foreign jurisdictions. The impact of similar adjustments during the nine months ended September 30, 2011 was less significant, thereby causing an increase in our effective tax rate in 2011. In addition, in 2010 we reversed $11.7 million of liabilities for uncertain tax positions as a result of a 2010 U.S. court ruling which held that stock based compensation was not required to be included in certain transfer pricing arrangements between a U.S. company and its foreign subsidiary. The 2011 increase in our effective tax rate due to the above referenced factors was partially offset by the impact of proportionately higher 2011 earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate and lower California tax liabilities due to a California law change effective in 2011.
As of September 30, 2011 we had $276.1 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2010, we had $243.3 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

See Note 13 — Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of September 30, 2011, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of September 30, 2011, we were in compliance with all such covenants. See Note 10 — Credit Facility to our consolidated financial statements for further discussion of the Facility.

We use cash from operations and available amounts under the Facility to fund cash dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our current available sources of funds (including cash, cash equivalents, short-term investments and the Facility, plus anticipated cash generated from operations) will be adequate to finance our operations, cash dividends, capital expenditures and stock repurchases for at least the next year.

Our cash and cash equivalents balance during the nine months ended September 30, 2011 increased by $412.1 million. The change in cash and cash equivalents during the nine months ended September 30, 2011 and October 1, 2010 was as follows:

	Nine Months Ended
(In thousands)	September 30, 2011	October 1, 2010

Net cash provided by operating activities	$739,237	$646,544
Net cash used in investing activities	(151,229)	(4,945)
Net cash (used in) provided by financing activities	(175,890)	226,145
Net increase in cash and cash equivalents	$412,118	$867,744

Operating Activities

For the nine months ended September 30, 2011, our operating activities provided $739.2 million in cash, primarily attributable to net income of $624.1 million, adjusted for non-cash stock-based compensation expense of $63.1 million (net of related tax effects), depreciation and amortization of $23.4 million, and deferred income tax benefit of $9.5 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $23.2 million increase in Accounts receivable, net, a $40.0 million decrease in Accounts payable and other liabilities, a $11.1 million increase in Deferred income and allowances on sales to distributors, partially offset by a $12.5 million decrease in Inventories, and a $48.0 million decrease in Other assets.

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

The $23.2 million increase in Accounts receivable, net, for the nine months ended September 30, 2011, principally related to increased gross billings to distributors and OEMs associated with increased demand for our products, when compared to the same period in 2010. The $11.1 million increase in Deferred income and allowances on sales to distributors was primarily driven by a $63.8 million decrease in advances to distributors offset by an increase in gross billings towards the end of the period. The repayments of advances by distributors primarily resulted from reduced inventory levels held under distributor funding arrangements. See Note 7 — Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

The $12.5 million decrease in Inventories was a result of proactive management of our inventory levels. The $48.0 million decrease in Other assets primarily resulted from returns of advances from distributors and a decrease in prepaid amounts. The repayment of advances by distributors primarily resulted from changes in inventory levels held under distributor funding arrangements. The $40.0 million decrease in Accounts payable and other liabilities was attributable to the decrease in inventory purchased as a result of the previously mentioned proactive management of our inventory levels and a decrease in the accrual for variable compensation. The $30.1 million increase in Income tax payable primarily resulted from higher tax liabilities due to increased earnings in 2011.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2011 primarily consisted of purchases of available for sale securities of $130.1 million and purchases of equipment of $23.2 million, partially offset by net sales of deferred compensation plan securities of $0.3 million.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2011 primarily consisted of repurchases of common stock of $197.0 million, cash dividend payments of $64.3 million and minimum statutory withholding for vested restricted stock units of $31.1 million. These items were partially offset by proceeds of $93.6 million from the issuance of common stock to employees through our employee stock plans. Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 30, 2011, we had approximately $116.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. As of September 30, 2011, we have entered into an operating lease in Austin, Texas and an agreement to sign an operating lease in Toronto, Canada, respectively, both with a term of 10 years and a total lease payment commitment of $36.9 million.

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

As of September 30, 2011, we had $260.8 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 30, 2011, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

IMPACT OF FOREIGN CURRENCY AND INFLATION

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars for the three or nine month periods ended September 30, 2011 and October 1, 2010 was not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

SUBSEQUENT EVENT

On October 17, 2011, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on December 1, 2011 to stockholders of record on November 10, 2011.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, certain interest rate sensitive assets held in our investment portfolio and under the NQDC Plan and our credit facility. Our NQDC Plan assets include holdings of various issuers, types and maturity dates.

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

In addition to our cash flows from operations, we derive our liquidity from our credit facility (the “Facility”). Our total borrowings under the Facility as of September 30, 2011 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of September 30, 2011 was LIBOR plus 0.27%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.08% as of September 30, 2011.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at September 30, 2011, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

This information is included in Note 11 — Commitments and Contingencies to our consolidated financial statements in Item 1 and is incorporated herein by reference.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase up to 193.0 million shares of our common stock. As of September 30, 2011, we had repurchased 183.1 million shares for an aggregate cost of $3.9 billion.

During the three and nine month periods ended September 30, 2011, we repurchased shares of our common stock as follows:

Period (Shares presented in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/2/2011 - 7/29/2011	3,250	41.07	3,250	11,461
7/30/2011 - 8/26/2011	1,550	41.01	1,550	9,911
8/27/2011 - 9/30/2011	—	—	—	9,911
	4,800		4,800

(1) No shares were purchased outside of publicly announced plans or programs.

For the majority of the restricted stock units that we grant, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our financial statements, as they reduced the number of shares that would have been issued upon vesting.

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