Form 10-Q
period 2012-03-30
ALTERA CORP
filed 2012-04-23
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012
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

Number of shares of common stock outstanding at April 11, 2012: 322,632,174

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4. Controls and Procedures	28

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	28

ITEM 1A. Risk Factors	28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6. Exhibits	30

Signatures	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	March 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,420,182	$3,371,933
Short-term investments	59,002	65,222
Total cash, cash equivalents, and short-term investments	3,479,184	3,437,155
Accounts receivable, net	271,392	232,273
Inventories	109,451	122,279
Deferred income taxes — current	66,051	58,415
Deferred compensation plan — marketable securities	57,736	54,041
Deferred compensation plan — restricted cash equivalents	22,791	17,938
Other current assets	41,557	52,710
Total current assets	4,048,162	3,974,811
Property and equipment, net	186,538	171,721
Long-term investments	79,321	74,033
Deferred income taxes — non-current	26,014	26,629
Other assets, net	39,034	35,074
Total assets	$4,379,069	$4,282,268
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,733	$52,154
Accrued liabilities	28,969	34,029
Accrued compensation and related liabilities	42,366	78,181
Deferred compensation plan obligations	80,527	71,979
Deferred income and allowances on sales to distributors	280,006	279,876
Income taxes payable	51	—
Credit facility	500,000	500,000
Total current liabilities	994,652	1,016,219
Income taxes payable — non-current	258,629	263,423
Other non-current liabilities	8,909	8,730
Total liabilities	1,262,190	1,288,372
Commitments and contingencies
(See “Note 10 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 322,771 shares at March 30, 2012 and 322,054 shares at December 31, 2011	323	322
Capital in excess of par value	1,092,428	1,050,752
Retained earnings	2,024,013	1,942,955
Accumulated other comprehensive income (loss)	115	(133)
Total stockholders' equity	3,116,879	2,993,896
Total liabilities and stockholders' equity	$4,379,069	$4,282,268
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2012	April 1, 2011
Net sales	$383,754	$535,813
Cost of sales	114,834	146,910
Gross margin	268,920	388,903
Research and development expense	82,297	74,408
Selling, general, and administrative expense	69,785	69,022
Compensation expense — deferred compensation plan	5,736	1,662
Gain on deferred compensation plan securities	(5,736)	(1,662)
Interest income and other	(1,807)	(885)
Gain reclassified from other comprehensive income	(102)	—
Interest expense	937	1,041
Income before income taxes	117,810	245,317
Income tax expense	1,976	21,248
Net income	115,834	224,069

Other comprehensive income:
Unrealized gain on investments:
Unrealized holding gain on investments arising during period, net of tax of $58	304	—
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $5	(20)	—
	284	—
Unrealized loss on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $8	14	—
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $27	(50)	—
	(36)	—
Other comprehensive income	248	—
Comprehensive income	$116,082	$224,069

Net income per share:
Basic	$0.36	$0.70
Diluted	$0.35	$0.68

Shares used in computing per share amounts:
Basic	322,586	321,020
Diluted	327,061	327,843

Cash dividends per common share	$0.08	$0.06

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 30, 2012	April 1, 2011

Cash Flows from Operating Activities:
Net income	$115,834	$224,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,160	7,561
Stock-based compensation	22,393	17,233
Deferred income tax (benefit) expense	(7,055)	700
Tax effect of employee stock plans	10,566	13,444
Excess tax benefit from employee stock plans	(10,044)	(11,334)
Changes in assets and liabilities:
Accounts receivable, net	(39,119)	52,944
Inventories	12,828	10,764
Other assets	6,416	31,491
Accounts payable and other liabilities	(28,462)	(51,169)
Deferred income and allowances on sales to distributors	130	1,068
Income taxes payable	(4,696)	1,312
Deferred compensation plan obligations	2,812	(1,074)
Net cash provided by operating activities	89,763	297,009
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,903)	(4,905)
(Purchases) sales of deferred compensation plan securities, net	(2,812)	1,074
Purchases of available-for-sale securities	(47,174)	—
Proceeds from sale and maturity of available-for-sale securities	48,387	—
Net cash used in investing activities	(25,502)	(3,831)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	12,888	52,739
Shares withheld for employee taxes	(4,884)	(5,193)
Payment of dividends to stockholders	(25,822)	(19,273)
Repurchases of common stock	(8,238)	—
Excess tax benefit from stock-based compensation	10,044	11,334
Net cash (used in) provided by financing activities	(16,012)	39,607
Net increase in cash and cash equivalents	48,249	332,785
Cash and cash equivalents at beginning of period	3,371,933	2,765,196
Cash and cash equivalents at end of period	$3,420,182	$3,097,981

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2011 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The consolidated operating results for the three months ended March 30, 2012 are not necessarily indicative of the results to be expected for any future period.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB's intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. We adopted the guidance in our first quarter of 2012 and there was no material impact on our consolidated financial statements or related footnotes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted the guidance in our first quarter of 2012 with no significant impact on our consolidated financial statements or related footnotes.

Note 3 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, available-for-sale securities and deferred compensation plan assets by significant investment category as of March 30, 2012 and December 31, 2011.

	March 30, 2012
(In thousands)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Available for sale:
Cash	$61,016	$—	$—	$61,016	$61,016	$—	$—

Level 1:
Money market funds	3,306,064	—	—	3,306,064	3,306,064	—	—
U.S. treasury securities	32,567	1	—	32,568	17,824	11,072	3,672
Corporate securities	15,099	—	—	15,099	15,099	—	—
Subtotal	3,353,730	1	—	3,353,731	3,338,987	11,072	3,672

Level 2:
U.S. agency securities	29,603	8	(6)	29,605	13,000	4,207	12,398
Non-U.S. government securities	5,401	4	(1)	5,404	—	4,398	1,006
Municipal bond	752	1	—	753	—	753	—
Corporate securities	107,817	215	(36)	107,996	7,179	38,572	62,245
Subtotal	143,573	228	(43)	143,758	20,179	47,930	75,649
Total	$3,558,319	$229	$(43)	$3,558,505	$3,420,182	$59,002	$79,321

Trading:
Deferred compensation plan assets: (1)
Level 1:
Restricted cash	$—	$—	$—	$22,791	$—	$—	$—
Equity securities	—	—	—	25,061	—	—	—
Mutual funds	—	—	—	28,605	—	—	—
Subtotal	—	—	—	76,457	—	—	—

Level 2:
Fixed income securities	—	—	—	4,070	—	—	—
Subtotal	—	—	—	4,070	—	—	—
Total	$—	$—	$—	$80,527	$—	$—	$—

	December 31, 2011
(In thousands)	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities		Long-Term Marketable Securities
Available for sale:
Cash	$165,122	$—	$—	$165,122	$165,122	$—		$—

Level 1:
Money market funds	3,189,462	—	—	3,189,462	3,189,462	—		—
U.S. treasury securities	6,199	—	—	6,199	—	6,199		—
Corporate securities	12,999	—	—	12,999	10,999	2,000		—
Subtotal	3,208,660	—	—	3,208,660	3,200,461	8,199	—	—

Level 2:
U.S. agency securities	41,167	11	(7)	41,171	750	25,890		14,531
Non-U.S. government securities	8,221	—	(8)	8,213	—	8,213		—
Municipal bond	754	—	(1)	753	—	—		753
Corporate securities	87,415	84	(230)	87,269	5,600	22,920		58,749
Subtotal	137,557	95	(246)	137,406	6,350	57,023		74,033
Total	$3,511,339	$95	$(246)	$3,511,188	$3,371,933	$65,222		$74,033

Trading:
Deferred compensation plan assets: (1)
Level 1:
Restricted cash	$—	$—	$—	$17,938	$—	$—		$—
Equity securities	—	—	—	23,530	—	—		—
Mutual funds	—	—	—	25,375	—	—		—
Subtotal	—	—	—	66,843	—	—		—

Level 2:
Fixed income securities	—	—	—	5,136	—	—		—
Subtotal	—	—	—	5,136	—		—	—
Total	$—	$—	$—	$71,979	$—	$—		$—

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of March 30, 2012 and December 31, 2011.

The adjusted cost and estimated fair value of marketable debt securities (corporate bonds, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of March 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 30, 2012
(In thousands)	Adjusted Cost	Estimated Fair Value
Due in one year or less	$112,104	$112,104
Due after one year through five years	79,135	79,321
	$191,239	$191,425

Derivative Financial Instruments

We use derivative financial instruments primarily to manage foreign currency exchange rate risk. Substantially all of our operational expenditures are transacted in U.S. dollars. However, operating expenditures of our subsidiaries are incurred in or exposed to other currencies, primarily the Malaysian Ringgit. We hedge portions of the forecasted foreign currency exposure associated with operational expenditures in Malaysia generally up to three months in advance. We record all derivatives at fair value. These forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affects earnings.

The notional amount of our outstanding foreign exchange contracts was $8.5 million as of March 30, 2012. The outstanding forward currency exchange contracts expire at various dates between April 2012 and June 2012. We did not have any hedging activities as of December 31, 2011.

Note 4 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	March 30, 2012	December 31, 2011
Gross accounts receivable	$271,993	$232,838
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(101)	(65)
Accounts receivable, net	$271,392	$232,273

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
(Percentage of Net Sales)	March 30, 2012	April 1, 2011

Sales to distributors	73%	77%
Sales to OEMs	27%	23%
	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	39%	41%
Macnica, Inc. (“Macnica”)	22%	20%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended March 30, 2012 or April 1, 2011.

For the quarterly periods ended March 30, 2012 and April 1, 2011, one OEM accounted for 18% and 13%, respectively of our net sales.

As of March 30, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 32% and 50%, respectively, of our gross accounts receivable. As of December 31, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates, individually accounted for approximately 30%, 43% and 11%, respectively, of our gross accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of March 30, 2012 or December 31, 2011. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 5 — Inventories

Inventories were comprised of the following:

(In thousands)	March 30, 2012	December 31, 2011
Raw materials	$8,400	$9,293
Work in process	65,528	71,696
Finished goods	35,523	41,290
Total inventories	$109,451	$122,279

Note 6 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	March 30, 2012	December 31, 2011
Land and land rights	$23,157	$23,157
Buildings	148,892	148,323
Equipment and software	221,525	232,793
Office furniture and fixtures	23,373	23,440
Leasehold improvements	8,591	7,652
Construction in progress	8,269	5,836
Property and equipment, at cost	433,807	441,201
Accumulated depreciation and amortization	(247,269)	(269,480)
Property and equipment, net	$186,538	$171,721

Depreciation expense was $7.4 million and $6.8 million for the three months ended March 30, 2012 and April 1, 2011 respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of comprehensive income.

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	March 30, 2012	December 31, 2011

Deferred revenue on shipment to distributors	$301,062	$302,815
Deferred cost of sales on shipment to distributors	(28,890)	(30,536)
Deferred income on shipment to distributors	272,172	272,279
Advances to distributors	—	(648)
Other deferred revenue (1)	7,834	8,245
Total	$280,006	$279,876

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the three months ended March 30, 2012 and April 1, 2011 was as follows:

	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Balance at beginning of period	$279,876	$428,711
Deferred revenue recognized upon shipment to distributors	1,107,685	1,363,295
Deferred costs of sales recognized upon shipment to distributors	(53,238)	(88,717)
Decrease in advances to distributors	648	48,811
Revenue recognized upon sell-through to end customers	(231,645)	(340,538)
Costs of sales recognized upon sell-through to end customers	53,887	86,058
Earned distributor price concessions (1)	(857,188)	(1,010,974)
Returns	(20,179)	(57,624)
Other	160	757
Balance at end of period	$280,006	$429,779

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

Note 8 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2012	April 1, 2011

Basic:

Net income	$115,834	$224,069
Basic weighted shares outstanding	322,586	321,020
Net income per share	$0.36	$0.70

Diluted:

Net income	$115,834	$224,069

Weighted shares outstanding	322,586	321,020
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	4,475	6,823

Diluted weighted shares outstanding	327,061	327,843

Net income per share	$0.35	$0.68

In applying the treasury stock method, we excluded 0.9 million and 0.3 million stock option shares and restricted stock units for the three months ended March 30, 2012 and April 1, 2011, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 9 — Credit Facility

Our total borrowings under our $750 million unsecured revolving credit facility (the “Facility”) as of March 30, 2012 and December 31, 2011 were $500 million. Borrowings under the Facility bear interest at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios. The interest rate as of March 30, 2012 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of March 30, 2012. The principal amount of borrowings, together with accrued interest, is due on the maturity date in August 2012. As of March 30, 2012, $250 million was available under the Facility.

The terms of the Facility require compliance with certain financial covenants that require us to maintain specified financial ratios related to interest coverage and financial leverage. As of March 30, 2012, we were in compliance with all such covenants.

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

We generally warrant our devices for one year against defects in materials, workmanship and material non-conformance to our specifications. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated but unidentified issues based on historical activity. If there is a material increase in customer claims compared with our historical experience or if the costs of servicing warranty claims are greater than expected, we may record a charge against cost of sales. Warranty expense was not significant for any period presented in our consolidated statements of comprehensive income.

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 30, 2012, we had approximately $205.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2011.

Legal Proceedings

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February, 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, have filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California.  Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

In 2008, the Internal Revenue Service ("IRS") completed field examinations of our tax returns for 2002 through 2004 and assessed $34.5 million in additional taxes (excluding interest). We appealed the IRS notice and resolved a number of issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for those years to $19.8 million, excluding interest and penalties. The Statutory Notice of Deficiency relates primarily to proposed inter-company adjustments between related companies, computational adjustments to the R&D credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. On March 6, 2012, we filed a petition to the U.S. Tax Court requesting a redetermination of the tax deficiencies regarding certain proposed IRS adjustments regarding tax year 2004 and are evaluating our course of action regarding our 2002 and 2003.

In addition, the IRS completed field examinations of our tax returns for 2005 through 2007 and assessed $34.2 million in additional taxes (excluding interest). On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for those years to $21.4 million, excluding interest and penalties. The Statutory Notice of Deficiency relates primarily to proposed intercompany adjustments between related companies, computational adjustments to the R&D credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On April 20, 2012, we filed a petition to the U.S. Tax Court requesting a redetermination of the tax deficiencies regarding certain proposed IRS adjustments regarding 2005 through 2007.

Note 11 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (the “ESPP”).

2005 Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of March 30, 2012, the 2005 Plan had a total of 29.1 million shares reserved for future issuance, of which 19.1 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the three months ended March 30, 2012 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 30, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	8,176	$31.62
Grants	166	$39.76
Vested	(380)	$28.05
Forfeited	(215)	$30.66
Outstanding, March 30, 2012	7,747	$32.00	1.4	$308,486
Vested and expected to vest, March 30, 2012	6,896	$32.00	1.4	$274,611

(1)
Aggregate intrinsic value represents the closing price per share of our stock on March 30, 2012, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of March 30, 2012.

A summary of stock option activity for the three months ended March 30, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 30, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	6,138	$22.96
Grants	74	$40.10
Exercises	(687)	$19.58
Forfeited/Cancelled/Expired	(4)	$14.65
Outstanding, March 30, 2012	5,521	$23.62	3.7	$91,618
Exercisable, March 30, 2012	4,662	$20.92	2.8	$88,485
Vested and expected to vest, March 30, 2012	5,401	$23.25	3.6	$91,412

(1)
For those stock options with an exercise price below the closing price per share on March 30, 2012, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on March 30, 2012, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 30, 2012.

For the three months ended March 30, 2012, 0.7 million non-qualified stock option shares were exercised. The total intrinsic value of stock options exercised for the three months ended March 30, 2012 was $13.9 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three months ended March 30, 2012 was $12.9 million.

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

There were no shares sold to the employees under the ESPP during the three months ended March 30, 2012, or April 1, 2011. As of March 30, 2012, 2.6 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended
	March 30, 2012	April 1, 2011
RSUs and PRSUs:
Risk-free interest rate	0.3%	0.9%
Dividend yield	0.8%	0.6%
Weighted-average estimated fair value	$38.96	$40.78

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of comprehensive income for the three months ended March 30, 2012 and April 1, 2011 was as follows:

	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Cost of sales	$448	$346
Research and development	9,853	7,582
Selling, general, and administrative	12,092	9,305
Pre-tax stock-based compensation expense	22,393	17,233
Less: income tax benefit	(5,704)	(4,668)
Net stock-based compensation expense	$16,689	$12,565

No stock-based compensation was capitalized during any period presented above. As of March 30, 2012, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $167.5 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from that presented.

Note 12 — Income Taxes

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 30, 2012 was 1.7%, compared with 8.7% for the three months ended April 1, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. Federal Research and Development Tax Credit in 2012, due to its expiration in 2011. During the three months ended March 30, 2012, we reversed $6.9 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the Internal Revenue Service (“IRS”) for 2005 to 2007. In addition, we reversed $5.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations for certain foreign jurisdictions.

We file income tax returns with the IRS and in various states and foreign jurisdictions. In 2008, the IRS completed field examinations of our tax returns for 2002 through 2004 and assessed $34.5 million in additional taxes (excluding interest). We appealed the IRS notice and resolved a number of issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for those years to $19.8 million, excluding interest and penalties. The Statutory Notice of Deficiency relates primarily to proposed inter-company adjustments between related companies, computational adjustments to the R&D Credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. We paid $18.0 million to the IRS in 2008, representing a payment on bond for items associated with the IRS field examinations for 2002 through 2004. On March 6, 2012, we filed a petition to the U.S. Tax Court requesting a redetermination of the tax deficiencies regarding certain proposed IRS adjustments regarding 2004 and are evaluating our course of action regarding 2002 and 2003.

In addition, the IRS completed field examinations of our tax returns for 2005 through 2007 and assessed $34.2 million in additional taxes (excluding interest). On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for those years to $21.4 million, excluding interest and penalties. The Statutory Notice of Deficiency relates primarily to proposed intercompany adjustments between related companies, computational adjustments to the R&D credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On April 20, 2012, we filed a petition to the U.S. Tax Court requesting a redetermination of the tax deficiencies regarding certain proposed IRS adjustments regarding 2005 through 2007.

We believe we have made adequate tax payments and/or accrued adequate amounts for our tax liabilities for 2002 through 2007. It is reasonably possible over the next twelve months that events will occur in connection with our 2002 through 2007 tax years that could materially affect our consolidated operating results, cash flows or financial position. However, we are unable to make a reasonable estimate of the range of potential adjustments.

Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Ireland, Malaysia, Japan, United Kingdom and the state of California. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of March 30, 2012 we had $280.6 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2011, we had $284.9 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $50.6 million and $54.8 million for the payment of interest and penalties related to uncertain tax positions as of March 30, 2012 and December 31, 2011, respectively.

Note 13 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of March 30, 2012, there were 126 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $80.5 million and $72.0 million as of March 30, 2012 and December 31, 2011, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Loss (Gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as Compensation (benefit) expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation (benefit) expense associated with our NQDC Plan obligations is offset by loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Note 14 — Declaration of Dividend Subsequent to March 30, 2012

On April 17, 2012 our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on June 1, 2012 to stockholders of record on May 10, 2012.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $383.8 million for the three months ended March 30, 2012 decreased by $152.1 million, or 28%, from our net sales of $535.8 million for the three months ended April 1, 2011. The decrease was primarily due to continued customer reaction to the changing global macroeconomic conditions, which reduced demand across the industry.  Revenue slightly increased in the new product category but declined in all other categories. In addition, we experienced declines across all markets and a majority of our large customers. Despite this temporary interruption of our growth trends, we continue to see evidence of a “tipping point” with respect to our opportunity to displace ASICs and ASSPs, as our newest products are several process generations ahead of mainstream ASICs and ASSPs, and the resulting FPGA cost advantage is accelerating ASIC and ASSP displacement.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•
New Products include the Stratix® V (including GS, GT and GX), Stratix IV (including E, GX and GT), Arria® V, Arria II (including GX and GZ), Cyclone® V, Cyclone IV (including E and GX), MAX® V, and HardCopy® IV devices.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 30, 2012	April 1, 2011	December 31, 2011

New	26%	18%	27%	1%	(20)%
Mainstream	32%	33%	33%	(30)%	(20)%
Mature and Other	42%	49%	40%	(38)%	(11)%
Net Sales	100%	100%	100%	(28)%	(16)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 30, 2012	April 1, 2011	December 31, 2011

Telecom & Wireless	41%	42%	43%	(30)%	(20)%
Industrial Automation, Military & Automotive	22%	24%	24%	(33)%	(21)%
Networking, Computer & Storage	17%	15%	16%	(18)%	(14)%
Other	20%	19%	17%	(28)%	(2)%
Net Sales	100%	100%	100%	(28)%	(16)%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, MAX V and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores.

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 30, 2012	April 1, 2011	December 31, 2011

FPGA	83%	81%	82%	(26)%	(16)%
CPLD	10%	11%	9%	(35)%	(11)%
Other Products	7%	8%	9%	(39)%	(28)%
Net Sales	100%	100%	100%	(28)%	(16)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 30, 2012	April 1, 2011	December 31, 2011

Americas	18%	21%	21%	(39)%	(29)%
Asia Pacific	43%	38%	40%	(20)%	(10)%
EMEA	23%	26%	22%	(36)%	(13)%
Japan	16%	15%	17%	(22)%	(19)%
Net Sales	100%	100%	100%	(28)%	(16)%

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

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $20.2 million and $57.6 million for the three months ended March 30, 2012 and April 1, 2011, respectively. The decrease in returns when compared to the same period in the prior year was primarily driven by 2011 arrangements with certain distributors to re-balance inventory levels to support near-term end customer demand.

Gross Margin

	Three Months Ended
	March 30, 2012	April 1, 2011	December 31, 2011

Gross Margin Percentage	70.1%	72.6%	70.1%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired level of balance between growth and profitability. Our gross margin percentage for the three months ended March 30, 2012 decreased by 2.5% compared with the three months ended April 1, 2011. The decrease resulted from an unfavorable vertical market mix, with a higher proportion of net sales in the Networking, Computer & Storage vertical market and a lower proportion of net sales in the Industrial Automation, Military & Automotive vertical market, when compared with the same period of 2011.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 30, 2012	April 1, 2011	December 31, 2011

Research and Development Expense	$82.3	$74.4	$90.3	11%	(9)%
Percentage of Net Sales	21.4%	13.9%	19.7%

Research and development expense for the three months ended March 30, 2012 increased by $7.9 million, or 11%, when compared with the three months ended April 1, 2011. The increase was primarily attributable to a $4.7 million increase in personnel-related costs due to increased head count to support our product development efforts, a $2.3 million increase in stock-based compensation driven by an increase in our stock price and a $6.1 million increase in external costs for product development activities. These increases were partially offset by a $5.7 million decrease in variable compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 30, 2012	April 1, 2011	December 31, 2011

Selling, General and Administrative Expense	$69.8	$69.0	$70.7	1%	(1)%
Percentage of Net Sales	18.2%	12.9%	15.4%

Selling, general, and administrative expense for the three months ended March 30, 2012 increased $0.8 million, or 1%, when compared with the three months ended April 1, 2011. The increase was primarily attributable to a $1.6 million increase in personnel-related costs, a $2.6 million increase in stock-based compensation driven by an increase in our stock price and a $1.4 million increase in consulting services. These increases were partially offset by a $4.3 million decrease in variable compensation expense.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain)/loss on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported net investment gains of $5.7 million and $1.7 million on NQDC Plan assets for the three months ended March 30, 2012 and April 1, 2011, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $0.9 million for the three months ended March 30, 2012 when compared with the same period in 2011, primarily due to higher cash and investments in 2012.

Interest Expense

The year-over-year decrease in Interest expense was due primarily to the slight decrease of the LIBOR rate, which represents the principal basis of our interest rate on the outstanding borrowings under our credit facility. See Note 9 - Credit Facility to our consolidated financial statements.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 30, 2012 was 1.7%, compared with 8.7% for the three months ended April 1, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. Federal Research and Development Tax Credit in 2012, due to its expiration in 2011. During the three months ended March 30, 2012, we reversed $6.9 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the Internal Revenue Service for 2005 to 2007. In addition, we reversed $5.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations for certain foreign jurisdictions.

As of March 30, 2012 we had $280.6 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2011, we had $284.9 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

See Note 12 - Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We have a $750 million unsecured revolving credit facility (the “Facility”), which has been used primarily to fund common stock repurchases and to realign our capital structure. As of March 30, 2012, we had borrowed $500 million under the Facility. The remaining capacity of $250 million available under the Facility also represents a source of liquidity. The terms of the Facility require compliance with certain financial and non-financial covenants. Financial covenants require us to maintain certain financial ratios related to interest coverage and financial leverage. As of March 30, 2012, we were in compliance with all such covenants. See Note 9 — Credit Facility to our consolidated financial statements for further discussion of the Facility. We are currently evaluating long-term financing alternatives for our outstanding borrowings of $500 million under the Facility, as well as the $250 million of available capacity under the Facility.

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

Our cash and cash equivalents balance during the three months ended March 30, 2012 increased by $48.2 million. The change in cash and cash equivalents during the three months ended March 30, 2012 and April 1, 2011 was as follows:

	Three Months Ended
(In thousands)	March 30, 2012	April 1, 2011

Net cash provided by operating activities	$89,763	$297,009
Net cash used in investing activities	(25,502)	(3,831)
Net cash (used in) provided by financing activities	(16,012)	39,607
Net increase in cash and cash equivalents	$48,249	$332,785

Operating Activities

For the three months ended March 30, 2012, our operating activities provided $89.8 million in cash, primarily attributable to net income of $115.8 million, adjusted for non-cash stock-based compensation expense of $22.9 million (net of related tax effects), depreciation and amortization of $8.2 million, and deferred income tax benefit of $7.1 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $39.1 million increase in Accounts receivable, net, a $12.8 million decrease in Inventories, a $6.4 million decrease in Other assets, a $28.5 million decrease in Accounts payable and other liabilities, and a $4.7 million decrease in Income taxes payable.

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

The $39.1 million increase in Accounts receivable, net, principally related to increased gross billings to distributors and OEMs at the end of the first quarter of 2012.

The $12.8 million decrease in Inventories was a result of management of our inventory levels to meet the needs of the forecast plan for production.

The $6.4 million decrease in Other assets primarily resulted from returns of advances from distributors.

The $28.5 million decrease in Accounts payable and other liabilities was attributable to the decrease in inventory purchased as a result of the previously mentioned management of our inventory levels and a decrease in the accrual for variable compensation when compared to the same period in 2011.

The $4.7 million decrease in Income tax payable was related to the timing of the payment of taxes.

Investing Activities

Cash used in investing activities in the three months ended March 30, 2012 primarily consisted of purchases of available for sale securities of $47.2 million and purchases of property and equipment of $23.9 million, partially offset by net sale and maturities of available for sale securities of $48.4 million.

Financing Activities

Cash used in financing activities in the three months ended March 30, 2012 primarily consisted of repurchases of common stock of $8.2 million, cash dividend payments of $25.8 million and minimum statutory withholding for vested restricted stock units of $4.9 million. These items were partially offset by proceeds of $12.9 million from the issuance of common stock to employees through our employee stock plans.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 30, 2012, we had approximately $205.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of March 30, 2012, we had $7.9 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates throughout December 2014.

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2011.

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

As of March 30, 2012, we had $258.6 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of March 30, 2012, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENTS

On April 17, 2012, our board of directors declared a quarterly cash dividend of $0.08 per common share, payable on June 1, 2012 to stockholders of record on May 10, 2012.
On April 20, 2012, we filed a petition to the U.S. Tax Court requesting a redetermination of the tax deficiencies regarding certain proposed IRS adjustments regarding 2005 through 2007. We believe we have made adequate tax payments and/or accrued adequate amounts for our tax liabilities for 2002 through 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital while maximizing yields and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, investments in debt instruments and certain interest rate sensitive assets held under the NQDC Plan and our credit facility. Our investment portfolio and NQDC Plan assets include holdings of various issuers, types and maturity dates.

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

In addition to our cash flows from operations, we derive our liquidity from our credit facility (the “Facility”). Our total borrowings under the Facility as of March 30, 2012 were $500 million. Borrowings under this Facility bear a variable interest rate at either a Eurodollar rate (“LIBOR”) or a Prime rate, at our option, plus an applicable margin based upon certain financial ratios, determined and payable quarterly. The interest rate as of March 30, 2012 was LIBOR plus 0.35%. In addition, we pay a facility fee on the entire Facility. This facility fee varies with certain financial ratios and was 0.10% as of March 30, 2012.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at March 30, 2012, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase up to 193.0 million shares of our common stock. As of March 30, 2012, we had repurchased 183.3 million shares for an aggregate cost of $3.9 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three month period ended March 30, 2012, we repurchased shares of our common stock as follows:

Period (Shares presented in thousands)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2012 - 1/27/2012	—	—	—	9,911
1/28/2012 - 2/24/2012	—	—	—	9,911
2/25/2012 - 3/30/2012	220	37.37	220	9,691
	220		220

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
## Furnished herewith.

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
##    Furnished herewith.