Form 10-Q
period 2012-06-29
ALTERA CORP
filed 2012-07-26
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012
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

Number of shares of common stock outstanding at July 11, 2012: 319,919,780

PAGE NUMBER

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4. Controls and Procedures	29

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	29

ITEM 1A. Risk Factors	29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6. Exhibits	31

Signatures	33

Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	June 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,884,063	$3,371,933
Short-term investments	46,381	65,222
Total cash, cash equivalents, and short-term investments	2,930,444	3,437,155
Accounts receivable, net	425,267	232,273
Inventories	146,090	122,279
Deferred income taxes — current	71,171	58,415
Deferred compensation plan — marketable securities	57,770	54,041
Deferred compensation plan — restricted cash equivalents	15,707	17,938
Other current assets	40,106	52,710
Total current assets	3,686,555	3,974,811
Property and equipment, net	193,299	171,721
Long-term investments	579,924	74,033
Deferred income taxes — non-current	25,903	26,629
Other assets, net	45,227	35,074
Total assets	$4,530,908	$4,282,268
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,779	$52,154
Accrued liabilities	43,691	34,029
Accrued compensation and related liabilities	37,675	78,181
Deferred compensation plan obligations	73,477	71,979
Deferred income and allowances on sales to distributors	374,175	279,876
Credit facility	—	500,000
Total current liabilities	597,797	1,016,219
Income taxes payable — non-current	246,718	263,423
Long-term debt	500,000	—
Other non-current liabilities	9,268	8,730
Total liabilities	1,353,783	1,288,372
Commitments and contingencies
(See “Note 11 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 319,945 shares at June 29, 2012 and 322,054 shares at December 31, 2011	320	322
Capital in excess of par value	1,096,654	1,050,752
Retained earnings	2,077,219	1,942,955
Accumulated other comprehensive income (loss)	2,932	(133)
Total stockholders' equity	3,177,125	2,993,896
Total liabilities and stockholders' equity	$4,530,908	$4,282,268
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$464,831	$548,383	$848,585	$1,084,196
Cost of sales	141,315	159,716	256,149	306,626
Gross margin	323,516	388,667	592,436	777,570
Research and development expense	92,356	80,260	174,653	154,668
Selling, general, and administrative expense	71,796	70,182	141,581	139,204
Compensation (benefit) expense — deferred compensation plan	(2,313)	54	3,423	1,716
Loss (gain) on deferred compensation plan securities	2,313	(54)	(3,423)	(1,716)
Interest income and other	(1,415)	(957)	(3,222)	(1,842)
Gain reclassified from other comprehensive income	(69)	—	(171)	—
Interest expense	2,116	870	3,053	1,911
Income before income taxes	158,732	238,312	276,542	483,629
Income tax (benefit) expense	(3,947)	23,685	(1,971)	44,933
Net income	162,679	214,627	278,513	438,696

Other comprehensive income:
Unrealized gain on investments:
Unrealized holding gain on investments arising during period, net of tax of $8 and $66	2,799	—	3,103	—
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $1, and $6	(3)	—	(23)	—
	2,796	—	3,080	—
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $34 and $42	63	—	77	—
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $23, and $50	(42)	—	(92)	—
	21	—	(15)	—
Other comprehensive income	2,817	—	3,065	—
Comprehensive income	$165,496	$214,627	$281,578	$438,696

Net income per share:
Basic	$0.51	$0.66	$0.87	$1.36
Diluted	$0.50	$0.65	$0.85	$1.33

Shares used in computing per share amounts:
Basic	321,218	323,271	321,898	322,145
Diluted	325,285	329,904	326,172	328,874

Cash dividends per common share	$0.08	$0.06	$0.16	$0.12

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 29, 2012	July 1, 2011

Cash Flows from Operating Activities:
Net income	$278,513	$438,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,749	15,214
Stock-based compensation	46,200	37,432
Deferred income tax (benefit) expense	(12,090)	4,897
Tax effect of employee stock plans	16,500	17,048
Excess tax benefit from employee stock plans	(16,434)	(14,589)
Changes in assets and liabilities:
Accounts receivable, net	(192,994)	(19,896)
Inventories	(23,811)	23,212
Other assets	6,019	43,638
Accounts payable and other liabilities	(19,066)	(53,532)
Deferred income and allowances on sales to distributors	94,299	(47,923)
Income taxes payable	(16,658)	12,921
Deferred compensation plan obligations	(1,925)	(754)
Net cash provided by operating activities	175,302	456,364
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,312)	(9,796)
Proceeds from sales of deferred compensation plan securities, net	1,925	754
Purchases of available-for-sale securities	(576,568)	—
Proceeds from sale and maturity of available-for-sale securities	92,643	—
Net cash used in investing activities	(513,312)	(9,042)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	26,086	87,122
Shares withheld for employee taxes	(6,562)	(8,178)
Payment of dividends to stockholders	(51,558)	(38,681)
Proceeds from issuance of long-term debt	500,000	—
Repayment of credit facility	(500,000)	—
Long-term debt and credit facility issuance costs	(5,244)	—
Repurchases of common stock	(129,016)	—
Excess tax benefit from employee stock plans	16,434	14,589
Net cash (used in) provided by financing activities	(149,860)	54,852
Net (decrease) increase in cash and cash equivalents	(487,870)	502,174
Cash and cash equivalents at beginning of period	3,371,933	2,765,196
Cash and cash equivalents at end of period	$2,884,063	$3,267,370

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The consolidated operating results for the three or six months ended June 29, 2012 are not necessarily indicative of the results to be expected for any future period.

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

Note 3 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category as of June 29, 2012 and December 31, 2011.

	June 29, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$97,497	$—	$—	$97,497	$97,497	$—	$—

Available for sale:
Level 1:
Money market funds	2,734,389	—	—	2,734,389	2,734,389	—	—
U.S. treasury securities	545,365	2,770	—	548,135	27,182	12,774	508,179
Subtotal	3,279,754	2,770	—	3,282,524	2,761,571	12,774	508,179

Level 2:
U.S. agency securities	42,433	14	(3)	42,444	24,995	5,056	12,393
Non-U.S. government securities	10,293	5	(4)	10,294	—	7,787	2,507
Municipal bond	753	1	—	754	—	754	—
Corporate securities	76,648	232	(25)	76,855	—	20,010	56,845
Subtotal	130,127	252	(32)	130,347	24,995	33,607	71,745
Total	$3,507,378	$3,022	$(32)	$3,510,368	$2,884,063	$46,381	$579,924

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities		Long-Term Marketable Securities

Cash	$165,122	$—	$—	$165,122	$165,122	$—		$—

Available for sale:
Level 1:
Money market funds	3,189,462	—	—	3,189,462	3,189,462	—		—
U.S. treasury securities	6,199	—	—	6,199	—	6,199		—
Corporate securities	12,999	—	—	12,999	10,999	2,000		—
Subtotal	3,208,660	—	—	3,208,660	3,200,461	8,199	—	—

Level 2:
U.S. agency securities	41,167	11	(7)	41,171	750	25,890		14,531
Non-U.S. government securities	8,221	—	(8)	8,213	—	8,213		—
Municipal bond	754	—	(1)	753	—	—		753
Corporate securities	87,415	84	(230)	87,269	5,600	22,920		58,749
Subtotal	137,557	95	(246)	137,406	6,350	57,023		74,033
Total	$3,511,339	$95	$(246)	$3,511,188	$3,371,933	$65,222		$74,033

The adjusted cost and estimated fair value of marketable debt securities (corporate bonds, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of June 29, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 29, 2012
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$98,544	$98,558
Due after one year through five years	576,948	579,924
	$675,492	$678,482

Derivative Financial Instruments

We use derivative financial instruments primarily to manage foreign currency exchange rate risk. Substantially all of our operational expenditures are transacted in U.S. dollars. However, operating expenditures of our subsidiaries are incurred in or exposed to other currencies, primarily the Malaysian Ringgit. We hedge portions of the forecasted foreign currency exposure associated with operational expenditures in Malaysia generally up to three months in advance. We record all derivatives at fair value. These forward foreign currency exchange contracts were designated and qualified as cash flow hedges and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affected earnings.

The notional amount of our outstanding foreign exchange contracts was $9.3 million as of June 29, 2012. The outstanding forward currency exchange contracts expire at various dates between July 2012 and September 2012. We did not have any hedging activities as of December 31, 2011.

Note 4 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	June 29, 2012	December 31, 2011
Gross accounts receivable	$425,807	$232,838
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(40)	(65)
Accounts receivable, net	$425,267	$232,273

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
(Percentage of Net Sales)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Sales to distributors	69%	70%	71%	73%
Sales to OEMs	31%	30%	29%	27%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	38%	36%	38%	39%
Macnica, Inc. (“Macnica”)	21%	20%	21%	20%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the quarterly or year-to-date periods ended June 29, 2012 or July 1, 2011.

    One OEM accounted for 19% of our net sales for each of the quarterly and year-to-date periods ended June 29, 2012, and 14% and 13% , respectively, for the quarterly and year-to-date periods ended July 1, 2011.

As of June 29, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 32% and 48%, respectively, of our gross accounts receivable. As of December 31, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates, individually accounted for approximately 30%, 43% and 11%, respectively, of our gross accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of June 29, 2012 or December 31, 2011. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 5 — Inventories

Inventories were comprised of the following:

(In thousands)	June 29, 2012	December 31, 2011
Raw materials	$11,537	$9,293
Work in process	90,923	71,696
Finished goods	43,630	41,290
Total inventories	$146,090	$122,279

Note 6 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	June 29, 2012	December 31, 2011
Land and land rights	$23,157	$23,157
Buildings	149,216	148,323
Equipment and software	234,934	232,793
Office furniture and fixtures	23,897	23,440
Leasehold improvements	11,313	7,652
Construction in progress	5,186	5,836
Property and equipment, at cost	447,703	441,201
Accumulated depreciation and amortization	(254,404)	(269,480)
Property and equipment, net	$193,299	$171,721

Depreciation expense was $7.7 million and $15.1 million for the three months and six months ended June 29, 2012. Depreciation expense was $6.9 million and $13.7 million for the three months and six months ended July 1, 2011. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of comprehensive income.

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	June 29, 2012	December 31, 2011

Deferred revenue on shipment to distributors	$395,941	$302,815
Deferred cost of sales on shipment to distributors	(31,594)	(30,536)
Deferred income on shipment to distributors	364,347	272,279
Advances to distributors	—	(648)
Other deferred revenue (1)	9,828	8,245
Total	$374,175	$279,876

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the six months ended June 29, 2012 and July 1, 2011 was as follows:

	Six Months Ended
(In thousands)	June 29, 2012	July 1, 2011

Balance at beginning of period	$279,876	$428,711
Deferred revenue recognized upon shipment to distributors	2,562,024	2,633,755
Deferred cost of sales recognized upon shipment to distributors	(117,311)	(169,519)
Decrease in advances to distributors	648	61,812
Revenue recognized upon sell-through to end customers	(493,575)	(654,099)
Cost of sales recognized upon sell-through to end customers	114,534	162,787
Earned distributor price concessions (1)	(1,934,713)	(1,990,272)
Returns	(37,187)	(93,286)
Other	(121)	899
Balance at end of period	$374,175	$380,788

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

Note 8 — Accumulated Other Comprehensive Income (Loss)

The following table presents the components of, and the changes in, accumulated other comprehensive income (loss), net of tax:

(In thousands)	December 31, 2011	Other Comprehensive Income	June 29, 2012

Accumulated unrealized (losses) gains on available-for-sale securities, net of tax	$(133)	$3,080	$2,947
Accumulated unrealized losses on hedging transactions, net of tax	—	(15)	(15)
Accumulated other comprehensive income (loss)	$(133)	$3,065	$2,932

Note 9 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Basic:

Net income	$162,679	$214,627	$278,513	$438,696
Basic weighted shares outstanding	321,218	323,271	321,898	322,145
Net income per share	$0.51	$0.66	$0.87	$1.36

Diluted:

Net income	$162,679	$214,627	$278,513	$438,696

Weighted shares outstanding	321,218	323,271	321,898	322,145
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	4,067	6,633	4,274	6,729

Diluted weighted shares outstanding	325,285	329,904	326,172	328,874

Net income per share	$0.50	$0.65	$0.85	$1.33

In applying the treasury stock method, we excluded 1.6 million and 1.2 million stock option shares and restricted stock units for the three and six months ended June 29, 2012, respectively, and 0.8 million and 0.6 million stock option shares and restricted stock units for the three and six months ended July 1, 2011, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 10 — Credit Facility and Long-Term Debt

Credit Facility
In May 2012, we repaid in full the entire $500 million outstanding under our former credit agreement dated August 31, 2007.

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of June 29, 2012. As of June 29, 2012, we have not borrowed any funds under the Facility.

Long-term debt
On May 8, 2012, we completed a public offering of $500 million principal amount of 1.75% senior notes (the "Notes") that will mature on May 15, 2017 with an effective interest rate of 1.91%. Interest on the Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2012. The Notes are governed by a base and supplemental indenture between Altera and U.S. Bank National Association, as trustee. The Notes are our unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to any of our future indebtedness that is expressly subordinated to the Notes. We may redeem the Notes, in whole or in part, at any time and from time to time for cash at the redemption prices described in the Indenture.

We received net proceeds of $495.5 million from issuance of the Notes, after deduction of issuance costs of $3.7 million and a discount of $0.8 million. The debt issuance costs are recorded in other assets and are being amortized to interest expense over five years using the effective interest method. We used the net proceeds of the Notes to re-pay our former credit facility that was entered into on August 31, 2007.
The estimated fair value of Altera's long-term debt was approximately $503.0 million at June 29, 2012. The estimated fair value of the debt is based on quoted market prices.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 29, 2012, we had approximately $222.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2011.

Legal Proceedings

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera is infringing five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions.  In 2008, the IRS completed field examinations for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest.  We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues.  On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest.  The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the R&D Credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years.  On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004.  We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the Tax Court, in which the IRS conceded the R&D Credit adjustment for 2004.  In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest.   On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest.  The Notice relates primarily to intercompany adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years.  On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007.  On June 21, 2012, the IRS filed its petition response in the Tax Court.

We believe we have made adequate tax payments and/or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

Note 12 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (the “ESPP”).

2005 Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of June 29, 2012, the 2005 Plan had a total of 32.1 million shares reserved for future issuance, of which 22.4 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the six months ended June 29, 2012 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 29, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	8,176	$31.62
Grants	1,742	$33.93
Vested	(550)	$28.82
Forfeited	(359)	$31.68
Outstanding, June 29, 2012	9,009	$32.24	1.4	$304,869
Vested and expected to vest, June 29, 2012	8,040	$32.24	1.4	$272,087

(1)
Aggregate intrinsic value represents the closing price per share of our stock on June 29, 2012, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of June 29, 2012.

A summary of stock option activity for the six months ended June 29, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 29, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	6,138	$22.96
Grants	554	$34.22
Exercises	(923)	$18.29
Forfeited/Cancelled/Expired	(11)	$17.47
Outstanding, June 29, 2012	5,758	$24.80	4.2	$59,372
Exercisable, June 29, 2012	4,452	$21.23	2.7	$57,356
Vested and expected to vest, June 29, 2012	5,569	$24.38	4.0	$59,219

(1)
For those stock options with an exercise price below the closing price per share on June 29, 2012, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on June 29, 2012, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 29, 2012.

For the three and six months ended June 29, 2012, 0.2 million and 0.9 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended June 29, 2012 was $4.6 million and $18.5 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 29, 2012 was $13.2 million and $26.1 million, respectively.

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

We sold 304,519 shares of common stock under the ESPP at a price of $30.23 during the six months ended June 29, 2012, and 402,913 shares of common stock under the ESPP at a price of $22.40 during the six months ended July 1, 2011. As of June 29, 2012, 3.2 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

ESPP purchase rights:
Expected term (in years)	1.0	0.8	1.0	0.8
Expected stock price volatility	39.1%	34.5%	39.1%	34.5%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Dividend yield	0.9%	0.5%	0.9%	0.5%
Weighted-average estimated fair value	$10.54	$12.88	$10.54	$12.88

RSUs and PRSUs:
Risk-free interest rate	0.3%	0.8%	0.3%	0.9%
Dividend yield	0.9%	0.5%	0.9%	0.6%
Weighted-average estimated fair value	$32.52	$47.85	$33.13	$42.07

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended June 29, 2012 and July 1, 2011 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Cost of sales	$476	$404	$924	$750
Research and development expense	10,475	8,888	20,328	16,470
Selling, general, and administrative expense	12,856	10,907	24,948	20,212
Pre-tax stock-based compensation expense	23,807	20,199	46,200	37,432
Less: income tax benefit	(6,102)	(5,635)	(11,806)	(10,303)
Net stock-based compensation expense	$17,705	$14,564	$34,394	$27,129

No stock-based compensation was capitalized during any period presented above. As of June 29, 2012, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $193.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.5 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from that presented.

Note 13 — Income Taxes

We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions.  In 2008, the IRS completed field examinations for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest.  We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues.  On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest.  The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the R&D Credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years.  On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004.  We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the Tax Court, in which the IRS conceded the R&D Credit adjustment for 2004.  In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest.   On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest.  The Notice relates primarily to intercompany adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years.  On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007.  On June 21, 2012, the IRS filed its petition response in the Tax Court.

We believe we have made adequate tax payments and/or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

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

Our effective tax rate for the three months ended June 29, 2012 was -2.5%, compared with 9.9% for the three months ended July 1, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During the three months ended June 29, 2012, the effective tax rate includes a $24.4 million net tax benefit primarily associated with the release of liabilities for uncertain tax positions upon the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals.

Our effective tax rate for the six months ended June 29, 2012 was -0.7%, compared with 9.3% for the six months ended July 1, 2011. The net decrease in our effective tax rate was primarily due to higher one time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During the six months ended June 29, 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: 1) a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; 2) a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and 3) a $5.2 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

As of June 29, 2012, we had $251.0 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2011, we had $284.9 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $45.7 million and $54.8 million for the payment of interest and penalties related to uncertain tax positions as of June 29, 2012 and December 31, 2011, respectively.

Note 14 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of June 29, 2012, there were 126 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $73.5 million and $72.0 million as of June 29, 2012 and December 31, 2011, respectively.

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

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category :

(In thousands)	June 29, 2012	December 31, 2011

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$15,707	$17,938
Equity securities	25,690	23,530
Mutual funds	28,042	25,375
Subtotal	69,439	66,843

Level 2:
Fixed income securities	4,038	5,136
Subtotal	4,038	5,136
Total	$73,477	$71,979

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of June 29, 2012 and December 31, 2011.

Note 15 — Subsequent Events

On July 19, 2012 our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on September 4, 2012 to stockholders of record on August 10, 2012.

On July 20, 2012, our board of directors approved an increase in the number of shares of  common stock authorized for purchase under our stock repurchase program from 193.0 million shares to 203.0 million shares.

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

Our net sales of $464.8 million for the three months ended June 29, 2012 decreased by $83.6 million, or 15%, from our net sales of $548.4 million for the three months ended July 1, 2011. Our net sales of $848.6 million for the six months ended June 29, 2012 decreased by $235.6 million, or 22%, from our net sales of $1,084.2 million for the six months ended July 1, 2011. The decrease in net sales for both the three and six-month periods was a result of weakened demand within the industry across all geographies and all vertical markets. Net sales in our new product category increased for both the three and six-month periods but declined in the mainstream and mature and other categories. Net sales of new products surged as sales of both 28-nm and 40-nm products accelerated strongly. The increase in net sales of FPGAs as a percentage of total net sales for both the three and six-month periods was driven by the increase in the new product category. Net sales in Asia Pacific increased as a percentage of total net sales for both the three and six-month period primarily due to strong results in our Telecom & Wireless vertical market.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

New	31%	18%	26%	43%	44%	28%	18%	22%
Mainstream	30%	36%	32%	(30)%	14%	31%	34%	(30)%
Mature and Other	39%	46%	42%	(27)%	13%	41%	48%	(32)%
Net Sales	100%	100%	100%	(15)%	21%	100%	100%	(22)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

Telecom & Wireless	45%	46%	41%	(17)%	33%	43%	44%	(23)%
Industrial Automation, Military & Automotive	19%	22%	22%	(25)%	4%	21%	23%	(29)%
Networking, Computer & Storage	18%	15%	17%	(1)%	26%	17%	15%	(9)%
Other	18%	17%	20%	(11)%	12%	19%	18%	(20)%
Net Sales	100%	100%	100%	(15)%	21%	100%	100%	(22)%

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

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

FPGA	85%	80%	83%	(11)%	24%	42%	81%	(59)%
CPLD	9%	10%	10%	(27)%	8%	51%	10%	277%
Other Products	6%	10%	7%	(42)%	9%	7%	9%	(40)%
Net Sales	100%	100%	100%	(15)%	21%	100%	100%	(22)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

Americas	17%	19%	18%	(22)%	18%	17%	20%	(31)%
Asia Pacific	46%	40%	43%	(4)%	29%	44%	39%	(12)%
EMEA	23%	27%	23%	(28)%	18%	23%	26%	(32)%
Japan	14%	14%	16%	(15)%	8%	16%	15%	(18)%
Net Sales	100%	100%	100%	(15)%	21%	100%	100%	(22)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors. Total price concessions earned by distributors were $1.9 billion and $2.0 billion for the six months ended June 29, 2012 and July 1, 2011, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $37.2 million and $93.3 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

Gross Margin

	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	March 30, 2012	June 29, 2012	July 1, 2011

Gross Margin Percentage	69.6%	70.9%	70.1%	69.8%	71.7%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired level of balance between growth and profitability. Our gross margin percentage for the three months ended June 29, 2012 decreased by 1.3 points compared with the same period of 2011. The decrease primarily resulted from an unfavorable vertical market mix, with a higher proportion of net sales in the Networking, Computer & Storage vertical market and a lower proportion of net sales in the Industrial Automation, Military & Automotive vertical market, when compared with the same period of 2011. Our gross margin percentage for the six months ended June 29, 2012 decreased by 1.9 points compared to the same period of 2011, which was attributable to an unfavorable vertical market mix when compared with the same period of 2011.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

Research and Development Expense	$92.4	$80.3	$82.3	15%	12%	$174.7	$154.7	13%
Percentage of Net Sales	19.9%	14.6%	21.4%			20.6%	14.3%

Research and development expense for the three months ended June 29, 2012 increased by $12.1 million, or 15.1% , when compared with the three months ended July 1, 2011. The increase was primarily attributable to a $5.7 million increase in personnel-related costs due to increased head count to support our product development efforts, a $9.1 million increase in external costs for product development activities, a $1.6 million increase in stock-based compensation expense driven by an increase in the value of stock based compensation granted and $1.8 million in office expenses. These increases were partially offset by a $7.2 million decrease in variable compensation expense.

Research and development expense for the six months ended June 29, 2012 increased by $20.0 million, or 13%, when compared with the six months ended July 1, 2011. The increase was primarily attributable to due to the following factors: a $14.3 million increase in external costs for product development activities, a $10.4 million increase in personnel-related costs costs due to increased head count, a $4.0 million increase in stock-based compensation expense driven by an increase in the value of stock based compensation granted and $3.3 million in office expenses. These increases were partially offset by a $12.9 million decrease in variable compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities, and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 29, 2012	July 1, 2011	March 30, 2012			June 29, 2012	July 1, 2011

Selling, General and Administrative Expense	$71.8	$70.2	$69.8	2%	3%	$141.6	$139.2	2%
Percentage of Net Sales	15.4%	12.8%	18.2%			16.7%	12.8%

Selling, general, and administrative expense for the three months ended June 29, 2012 increased by $1.6 million, or 2.3%, when compared with the three months ended July 1, 2011. The increase was primarily attributable to a $1.2 million increase in personnel-related costs to support the growth in our business, a $1.1 million increase in supplies, a $1.9 million increase in stock-based compensation expense driven by an increase in the value of stock based compensation granted, and a $2.1 million increase in professional services and consulting fees. These increases were partially offset by a $4.0 million decrease in variable compensation expense.

Selling, general, and administrative expense for the six months ended June 29, 2012 increased by $2.4 million, or 1.7%, when compared with the six months ended July 1, 2011. The increase was primarily attributable to the following factors: a $2.8 million increase in personnel-related costs to support the growth in our business, a $1.7 million increase in supplies, a $4.7 million increase in stock-based compensation expense driven by an increase in the value of stock based compensation granted, and a $3.2 million increase in professional services and consulting fees. These increases were partially offset by an $8.2 million decrease in variable compensation expense.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment loss of $2.3 million and a net investment gain of $3.4 million on NQDC Plan assets for the three and six months ended June 29, 2012, respectively. We reported net investment gains of $0.1 million and $1.7 million on NQDC Plan assets for the three and six months ended July 1, 2011, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease in the future payout to employees and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation (benefit)/expense associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 14 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $0.46 million and $1.38 million, respectively, for the three and six months ended June 29, 2012 when compared with the same period in 2011, primarily due to higher cash and investments in 2012.

Interest Expense

The increase in Interest expense for each of the three and six-month ended periods ended June 29, 2012, when compared to the same periods in the prior year was due primarily to the new long-term debt borrowings, which has a higher effective interest rate than the former credit facility. See Note 10 - Credit Facility and Long-Term Debt to our consolidated financial statements.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our effective tax rate for the three months ended June 29, 2012 was -2.5%, compared with 9.9% for the three months ended July 1, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During the three months ended June 29, 2012, the effective tax rate includes a $24.4 million net tax benefit primarily associated with the release of liabilities for uncertain tax positions upon the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals.

Our effective tax rate for the six months ended June 29, 2012 was -0.7%, compared with 9.3% for the six months ended July 1, 2011. The net decrease in our effective tax rate was primarily due to higher one time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During the six months ended June 29, 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: 1) a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; 2) a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and 3) a $5.2 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

As of June 29, 2012, we had $251.0 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2011, we had $284.9 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We had accrued approximately $45.7 million and $54.8 million for the payment of interest and penalties related to uncertain tax positions as of June 29, 2012 and December 31, 2011, respectively.

See Note 13 - Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May of 2012, we issued 1.75% senior notes (the “Notes”) due 2017 in the aggregate principal amount of $500 million from which we used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility") and is scheduled to mature in June 2017. As of June 29, 2012, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity. See Note 10 - Credit Facility and Long-Term Debt to our consolidated financial statements for further discussion.

We currently use cash to fund dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our current available sources of funds (including cash, cash equivalents, short-term investments and the Facility, plus anticipated cash generated from operations) will be adequate to finance our operations, cash dividends, capital expenditures and stock repurchases for at least the next year.

Our cash and cash equivalents balance during the six months ended June 29, 2012 decreased by $487.9 million. The change in cash and cash equivalents during the six months ended June 29, 2012 and July 1, 2011 was as follows:

	Six Months Ended
(In thousands)	June 29, 2012	July 1, 2011

Net cash provided by operating activities	$175,302	$456,364
Net cash used in investing activities	(513,312)	(9,042)
Net cash (used in) provided by financing activities	(149,860)	54,852
Net (decrease) increase in cash and cash equivalents	$(487,870)	$502,174

Operating Activities

For the six months ended June 29, 2012, our operating activities provided $175.3 million in cash, primarily attributable to net income of $278.5 million, adjusted for non-cash stock-based compensation expense of $46.3 million (net of related tax effects), depreciation and amortization of $16.7 million, and a deferred income tax benefit of $12.1 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $193.0 million increase in Accounts receivable, net, a $23.8 million increase in Inventories, a $6.0 million decrease in Other assets, a $19.1 million decrease in Accounts payable and other liabilities, a $94.3 million increase in deferred income and allowances on sales to distributors, and a $16.7 million decrease in Income taxes payable.

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

The $193.0 million increase in Accounts receivable, net, and the $94.3 million increase in deferred income and allowances on sales to distributors, principally relates to increased gross billings towards the end of the period associated with an upward trend in demand for our products near the end of the second quarter of 2012.

The $23.8 million increase in Inventories is attributable to an anticipated increase in demand during the second half of the year and increased production of new products.

The $6.0 million decrease in Other assets primarily resulted from the decrease in prepaid income taxes offset by an increase in prepaid items.

The $19.1 million decrease in Accounts payable and other liabilities was attributable to a decrease in the accrual for variable compensation, offset by an increase in inventory purchases and other accrued liabilities.

The $16.7 million decrease in Income tax payable was related to the net impact of the release of liabilities for uncertain tax positions offset by additional accrued tax liabilities associated with current earnings.

Investing Activities

Cash used in investing activities in the six months ended June 29, 2012 primarily consisted of purchases of available for sale securities of $576.6 million and purchases of property and equipment of $31.3 million, partially offset by net sales and maturities of available for sale securities of $92.6 million.

Financing Activities

Cash used in financing activities in the six months ended June 29, 2012 primarily consisted of the repayment of our credit facility of $500.0 million, repurchases of common stock of $129.0 million, cash dividend payments of $51.6 million, minimum statutory withholding for vested restricted stock units of $6.6 million and payment of long-term debt and credit facility issuance costs of $5.2 million. These items were offset by proceeds of $500.0 million from the issuance of long-term debt and proceeds of $26.1 million from the issuance of common stock to employees through our employee stock plans.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 29, 2012, we had approximately $222.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of June 29, 2012, we had $7.2 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates throughout December 2014.

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

As of June 29, 2012, we had $246.7 million of unrecognized tax benefits. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of June 29, 2012, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 29, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENTS

On July 19, 2012, our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on September 4, 2012 to stockholders of record on August 10, 2012.

On July 20, 2012, our board of directors approved an increase in the number of shares of  common stock authorized for purchase under our stock repurchase program from 193,000,000 shares to 203,000,000 shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital while maximizing yields and supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, investments in debt instruments and certain interest rate sensitive assets held under the NQDC Plan. Our investment portfolio and NQDC Plan assets include holdings of various issuers, types and maturity dates.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at June 29, 2012, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 193.0 million shares of our common stock. As of June 29, 2012, we had repurchased 186.8 million shares for an aggregate cost of $4.0 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three month period ended June 29, 2012, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/31/2012-4/27/2012	1,510	$36.31	1,510	8,181
4/28/2012-5/25/2012	1,172	$33.70	1,172	7,009
5/26/2012-6/29/2012	806	$32.83	806	6,203
	3,488		3,488

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

ITEM 6:	Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as amended and restated on May 9, 2012	Form 8-K	000-16617	5/11/2012

3.2	Amended and Restated By-Laws of the Registrant, as amended and restated on May 8, 2012	Form 8-K	000-16617	5/11/2012

4.1	Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	000-16617	5/8/2012

4.2	First Supplemental Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	000-16617	5/8/2012

4.3	Form of Note for Altera Corporation's 1.750% Senior Notes due 2017	Form 8-K	000-16617	5/8/2012

*10.1	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 8, 2012

*10.2	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 8, 2012

*10.3	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan

10.4	Credit Agreement, dated as of June 29, 2012, by and among Altera Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	000-16617	7/3/2012

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    *Filed herewith

    #Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ Ronald J. Pasek
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as amended and restated on May 9, 2012	Form 8-K	000-16617	5/11/2012

3.2	Amended and Restated By-Laws of the Registrant, as amended and restated on May 8, 2012	Form 8-K	000-16617	5/11/2012

4.1	Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	000-16617	5/8/2012

4.2	First Supplemental Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	000-16617	5/8/2012

4.3	Form of Note for Altera Corporation's 1.750% Senior Notes due 2017	Form 8-K	000-16617	5/8/2012

*10.1	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 8, 2012

*10.2	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 8, 2012

*10.3	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan

10.4	Credit Agreement, dated as of June 29, 2012, by and among Altera Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	000-16617	7/3/2012

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    *Filed herewith
    #Furnished herewith