Form 10-Q
period 2012-09-28
ALTERA CORP
filed 2012-10-24
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012
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

Number of shares of common stock outstanding at October 10, 2012: 320,572,559

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	September 28, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,849,829	$3,371,933
Short-term investments	144,195	65,222
Total cash, cash equivalents, and short-term investments	2,994,024	3,437,155
Accounts receivable, net	348,273	232,273
Inventories	157,848	122,279
Deferred income taxes — current	65,223	58,415
Deferred compensation plan — marketable securities	58,151	54,041
Deferred compensation plan — restricted cash equivalents	18,524	17,938
Other current assets	42,134	52,710
Total current assets	3,684,177	3,974,811
Property and equipment, net	200,172	171,721
Long-term investments	685,945	74,033
Deferred income taxes — non-current	23,047	26,629
Other assets, net	49,519	35,074
Total assets	$4,642,860	$4,282,268
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45,589	$52,154
Accrued liabilities	39,183	34,029
Accrued compensation and related liabilities	43,563	78,181
Deferred compensation plan obligations	76,675	71,979
Deferred income and allowances on sales to distributors	400,351	279,876
Credit facility	—	500,000
Total current liabilities	605,361	1,016,219
Income taxes payable — non-current	261,843	263,423
Long-term debt	500,000	—
Other non-current liabilities	9,496	8,730
Total liabilities	1,376,700	1,288,372
Commitments and contingencies
(See “Note 11 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 320,563 shares at September 28, 2012 and 322,054 shares at December 31, 2011	321	322
Capital in excess of par value	1,107,614	1,050,752
Retained earnings	2,151,627	1,942,955
Accumulated other comprehensive income (loss)	6,598	(133)
Total stockholders' equity	3,266,160	2,993,896
Total liabilities and stockholders' equity	$4,642,860	$4,282,268
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$495,010	$522,474	$1,343,595	$1,606,671
Cost of sales	152,007	166,938	408,156	473,565
Gross margin	343,003	355,536	935,439	1,133,106
Research and development expense	91,606	80,771	266,259	235,438
Selling, general, and administrative expense	74,243	69,345	215,824	208,550
Compensation expense (benefit) — deferred compensation plan	3,274	(6,642)	6,697	(4,926)
(Gain) loss on deferred compensation plan securities	(3,274)	6,642	(6,697)	4,926
Interest income and other	(2,775)	(663)	(5,997)	(2,505)
Loss/(gain) reclassified from other comprehensive income	108	—	(63)	—
Interest expense	2,333	806	5,386	2,717
Income before income taxes	177,488	205,277	454,030	688,906
Income tax expense	19,999	19,873	18,028	64,806
Net income	157,489	185,404	436,002	624,100

Other comprehensive income:
Unrealized gain on investments:
Unrealized holding gain on investments arising during period, net of tax of $43 and $108	3,620	—	6,723	—
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $1, and $6	(41)	—	(64)	—
	3,579	—	6,659	—
Unrealized gain on derivatives:
Unrealized (loss)/gain on derivatives arising during period, net of tax of $6 and $36	(10)	—	67	—
Less: Reclassification adjustments for loss on derivatives included in net income, net of tax of $53, and $2	97	—	5	—
	87	—	72	—
Other comprehensive income	3,666	—	6,731	—
Comprehensive income	$161,155	$185,404	$442,733	$624,100

Net income per share:
Basic	$0.49	$0.58	$1.36	$1.94
Diluted	$0.49	$0.57	$1.34	$1.90

Shares used in computing per share amounts:
Basic	319,870	321,745	321,200	322,012
Diluted	323,560	327,044	325,275	328,264

Cash dividends per common share	$0.10	$0.08	$0.26	$0.20

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2012	September 30, 2011

Cash Flows from Operating Activities:
Net income	$436,002	$624,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,426	23,443
Stock-based compensation	70,790	59,983
Deferred income tax benefit	(3,367)	(9,549)
Tax effect of employee stock plans	14,381	26,077
Excess tax benefit from employee stock plans	(20,790)	(22,959)
Changes in assets and liabilities:
Accounts receivable, net	(116,000)	(23,228)
Inventories	(35,569)	12,496
Other assets	5,478	47,986
Accounts payable and other liabilities	(34,670)	(40,004)
Deferred income and allowances on sales to distributors	120,475	11,115
Income taxes payable	(650)	30,122
Deferred compensation plan obligations	(2,001)	(345)
Net cash provided by operating activities	460,505	739,237
Cash Flows from Investing Activities:
Purchases of property and equipment	(53,712)	(23,178)
Proceeds from sales of deferred compensation plan securities, net	2,001	345
Purchases of available-for-sale securities	(819,662)	(130,146)
Proceeds from sale and maturity of available-for-sale securities	135,650	1,750
Purchases of intangible assets	(2,280)	—
Purchases of other investments	(4,510)	—
Net cash used in investing activities	(742,513)	(151,229)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	37,514	93,619
Shares withheld for employee taxes	(30,529)	(31,122)
Payment of dividends to stockholders	(83,570)	(64,328)
Proceeds from issuance of long-term debt	500,000	—
Repayment of credit facility	(500,000)	—
Long-term debt and credit facility issuance costs	(5,244)	—
Repurchases of common stock	(179,057)	(197,018)
Excess tax benefit from employee stock plans	20,790	22,959
Net cash used in financing activities	(240,096)	(175,890)
Net (decrease) increase in cash and cash equivalents	(522,104)	412,118
Cash and cash equivalents at beginning of period	3,371,933	2,765,196
Cash and cash equivalents at end of period	$2,849,829	$3,177,314

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The consolidated operating results for the three or nine months ended September 28, 2012 are not necessarily indicative of the results to be expected for any future period.

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

Note 3 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	September 28, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$39,112	$—	$—	$39,112	$39,112	$—	$—

Available for sale:
Level 1:
Money market funds	2,744,850	—	—	2,744,850	2,744,850	—	—
U.S. treasury securities	579,281	6,113	(1)	585,393	35,446	32,382	517,565
Subtotal	3,324,131	6,113	(1)	3,330,243	2,780,296	32,382	517,565

Level 2:
U.S. agency securities	107,799	43	(3)	107,839	27,278	40,470	40,091
Non-U.S. government securities	11,813	15	(2)	11,826	—	6,253	5,573
Municipal bond	1,370	2	—	1,372	—	752	620
Corporate securities	189,133	484	(40)	189,577	3,143	64,338	122,096
Subtotal	310,115	544	(45)	310,614	30,421	111,813	168,380
Total	$3,673,358	$6,657	$(46)	$3,679,969	$2,849,829	$144,195	$685,945

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities		Long-Term Marketable Securities

Cash	$165,122	$—	$—	$165,122	$165,122	$—		$—

Available for sale:
Level 1:
Money market funds	3,189,462	—	—	3,189,462	3,189,462	—		—
U.S. treasury securities	6,199	—	—	6,199	—	6,199		—
Corporate securities	12,999	—	—	12,999	10,999	2,000		—
Subtotal	3,208,660	—	—	3,208,660	3,200,461	8,199	—	—

Level 2:
U.S. agency securities	41,167	11	(7)	41,171	750	25,890		14,531
Non-U.S. government securities	8,221	—	(8)	8,213	—	8,213		—
Municipal bond	754	—	(1)	753	—	—		753
Corporate securities	87,415	84	(230)	87,269	5,600	22,920		58,749
Subtotal	137,557	95	(246)	137,406	6,350	57,023		74,033
Total	$3,511,339	$95	$(246)	$3,511,188	$3,371,933	$65,222		$74,033

During the three months ended September 28, 2012, we made certain cost method investments of approximately $4.5 million. These investments are included within Other assets, net  in our consolidated balance sheets.

The adjusted cost and estimated fair value of marketable debt securities (corporate bonds, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of September 28, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$210,020	$210,059
Due after one year through five years	679,373	685,945
	$889,393	$896,004

Derivative Financial Instruments

We use derivative financial instruments primarily to manage foreign currency exchange rate risk. Substantially all of our operational expenditures are transacted in U.S. dollars. However, operating expenditures of our subsidiaries are incurred in or exposed to other currencies, primarily the Malaysian Ringgit. We hedge portions of the forecasted foreign currency exposure associated with operational expenditures in Malaysia generally up to three months in advance. We record all derivatives at fair value. These forward foreign currency exchange contracts were designated and qualified as cash flow hedges, and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affected earnings.

The notional amount of our outstanding foreign exchange contracts was $7.8 million as of September 28, 2012. The outstanding forward currency exchange contracts expire at various dates between October 2012 and December 2012. We did not have any hedging activities as of December 31, 2011. These derivative instruments are classified within Level 2 of the fair value hierarchy, as they are not actively traded and are valued using pricing models that use observable market inputs.

Note 4 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	September 28, 2012	December 31, 2011
Gross accounts receivable	$348,847	$232,838
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(74)	(65)
Accounts receivable, net	$348,273	$232,273

We sell our products to original equipment manufacturers, or OEMs, and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Sales to distributors	69%	74%	70%	74%
Sales to OEMs	31%	26%	30%	26%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	40%	40%	39%	39%
Macnica, Inc. (“Macnica”)	19%	19%	21%	20%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the quarterly or year-to-date periods ended September 28, 2012 or September 30, 2011.

    One OEM accounted for 16% and 18% of our net sales for the quarterly and year-to-date periods ended September 28, 2012, respectively. The same OEM accounted for 12% and 13% for the quarterly and year-to-date periods ended September 30, 2011, respectively. No other individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended September 28, 2012 or September 30, 2011.

As of September 28, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 46%, respectively, of our gross accounts receivable. As of December 31, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates, individually accounted for approximately 30%, 43% and 11%, respectively, of our gross accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 28, 2012 or December 31, 2011. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 5 — Inventories

Inventories were comprised of the following:

(In thousands)	September 28, 2012	December 31, 2011
Raw materials	$9,219	$9,293
Work in process	103,902	71,696
Finished goods	44,727	41,290
Total inventories	$157,848	$122,279

Note 6 — Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	September 28, 2012	December 31, 2011
Land and land rights	$23,157	$23,157
Buildings	158,612	148,323
Equipment and software	243,782	232,793
Office furniture and fixtures	24,012	23,440
Leasehold improvements	11,618	7,652
Construction in progress	2,043	5,836
Property and equipment, at cost	463,224	441,201
Accumulated depreciation and amortization	(263,052)	(269,480)
Property and equipment, net	$200,172	$171,721

Depreciation expense was $8.7 million and $23.7 million for the three months and nine months ended September 28, 2012 respectively. Depreciation expense was $7.4 million and $21.1 million for the three months and nine months ended September 30, 2011, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of comprehensive income.

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	September 28, 2012	December 31, 2011

Deferred revenue on shipment to distributors	$422,826	$302,815
Deferred cost of sales on shipment to distributors	(33,180)	(30,536)
Deferred income on shipment to distributors	389,646	272,279
Advances to distributors	—	(648)
Other deferred revenue (1)	10,705	8,245
Total	$400,351	$279,876

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the nine months ended September 28, 2012 and September 30, 2011 was as follows:

	Nine Months Ended
(In thousands)	September 28, 2012	September 30, 2011

Balance at beginning of period	$279,876	$428,711
Deferred revenue recognized upon shipment to distributors	4,006,945	3,992,638
Deferred cost of sales recognized upon shipment to distributors	(181,660)	(227,189)
Decrease in advances to distributors	648	63,803
Revenue recognized upon sell-through to end customers	(763,141)	(979,877)
Cost of sales recognized upon sell-through to end customers	176,455	224,933
Earned distributor price concessions (1)	(3,057,927)	(2,952,593)
Returns	(61,531)	(111,851)
Other	686	1,251
Balance at end of period	$400,351	$439,826

(1)
Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volumes and factors associated with timing of shipments to distributors.

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed, and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive a price concession, a distributor must submit the price concession claim to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.

Note 8 — Accumulated Other Comprehensive Income (Loss)

The following table presents the components of, and the changes in, accumulated other comprehensive income (loss), net of tax:

(In thousands)	December 31, 2011	Other Comprehensive Income	September 28, 2012

Accumulated unrealized (losses) gains on available-for-sale securities, net of tax	$(133)	$6,659	$6,526
Accumulated unrealized losses on hedging transactions, net of tax	—	72	72
Accumulated other comprehensive (loss) income	$(133)	$6,731	$6,598

Note 9 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Basic:

Net income	$157,489	$185,404	$436,002	$624,100
Basic weighted shares outstanding	319,870	321,745	321,200	322,012
Net income per share	$0.49	$0.58	$1.36	$1.94

Diluted:

Net income	$157,489	$185,404	$436,002	$624,100

Weighted shares outstanding	319,870	321,745	321,200	322,012
Effect of dilutive securities:
Stock options, ESPP, and restricted stock unit shares	3,690	5,299	4,075	6,252

Diluted weighted shares outstanding	323,560	327,044	325,275	328,264

Net income per share	$0.49	$0.57	$1.34	$1.90

In applying the treasury stock method, we excluded 1.7 million and 1.4 million stock option shares and restricted stock units for the three and nine months ended September 28, 2012, respectively, and 2.7 million and 1.4 million stock option shares and restricted stock units for the three and nine months ended September 30, 2011, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 10 — Credit Facility and Long-Term Debt

Credit Facility

In May 2012, we repaid in full the $500 million outstanding under our former credit agreement dated August 31, 2007.

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of September 28, 2012. As of September 28, 2012, we have not borrowed any funds under the Facility.

Long-term Debt

On May 8, 2012, we completed a public offering of $500 million aggregate principal amount of 1.75% senior notes that will mature on May 15, 2017 (the "Notes") with an effective interest rate of 1.91%. Interest on the Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2012. The Notes are governed by a base and supplemental indenture between Altera and U.S. Bank National Association, as trustee. The Notes are our unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to any of our future indebtedness that is expressly subordinated to the Notes. We may redeem the Notes, in whole or in part, at any time and from time to time for cash at the redemption prices described in the indenture.
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
The estimated fair value of Altera's long-term debt was approximately $515.7 million at September 28, 2012. Our long-term debt is classified within Level 1 of the fair value hierarchy and the estimated fair value of the debt is based on quoted market prices.

Note 11 — Commitments and Contingencies

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney's fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification obligations, and, accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 28, 2012, we had approximately $136.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2011.

Legal Proceedings

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. The case is currently scheduled for trial in May 2014.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions.  In 2008, the IRS completed field examinations for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest.  We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest.  The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004.  We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the Tax Court, in which the IRS conceded the R&D credit adjustment for 2004.  In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

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

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. The case is currently scheduled for trial in March 2013. We believe we have made adequate tax payments and/or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

Note 12 — Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (the “ESPP”).

2005 Plan

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of September 28, 2012, the 2005 Plan had a total of 29.1 million shares reserved for future issuance, of which 22.0 million shares were available for future grants.

A summary of activity for our RSUs and PRSUs for the nine months ended September 28, 2012 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 28, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	8,176	$31.62
Grants	2,057	$34.12
Vested	(2,851)	$27.34
Forfeited	(565)	$31.93
Outstanding, September 28, 2012	6,817	$34.15	1.66	$231,766
Vested and expected to vest, September 28, 2012	5,953	$34.15	1.59	$202,390

(1)
Aggregate intrinsic value represents the closing price per share of our stock on September 28, 2012, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of September 28, 2012.

A summary of stock option activity for the nine months ended September 28, 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 28, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2011	6,138	$22.96
Grants	707	$34.43
Exercises	(1,505)	$18.81
Forfeited/Cancelled/Expired	(44)	$32.50
Outstanding, September 28, 2012	5,296	$25.59	4.20	$51,658
Exercisable, September 28, 2012	3,950	$21.75	2.60	$50,064
Vested and expected to vest, September 28, 2012	5,107	$25.17	4.00	$51,535

(1)
For those stock options with an exercise price below the closing price per share on September 28, 2012, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on September 28, 2012, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 28, 2012.

For the three and nine months ended September 28, 2012, 0.6 million and 1.5 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 28, 2012 was $10.1 million and $28.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 28, 2012 was $11.4 million and $37.5 million, respectively.

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

We sold 304,468 shares of common stock under the ESPP at a price of $30.23 during the nine months ended September 28, 2012, and 402,913 shares of common stock under the ESPP at a price of $22.40 during the nine months ended September 30, 2011. As of September 28, 2012, 3.2 million shares were available for future issuance under the ESPP.

VALUATION AND EXPENSE INFORMATION

The assumptions used to estimate the fair value of ESPP, RSUs and PRSUs were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

ESPP purchase rights:
Expected term (in years)	—	—	1.0	0.8
Expected stock price volatility	—	—	39.1%	34.5%
Risk-free interest rate	—	—	0.2%	0.2%
Dividend yield	—	—	0.9%	0.5%
Weighted-average estimated fair value	$—	$—	$10.54	$12.88

RSUs and PRSUs:
Risk-free interest rate	0.3%	0.5%	0.3%	0.6%
Dividend yield	1.1%	0.8%	1.0%	0.7%
Weighted-average estimated fair value	$35.68	$41.50	$33.52	$41.71

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended September 28, 2012 and September 30, 2011 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Cost of sales	$492	$450	$1,416	$1,200
Research and development expense	11,065	9,923	31,393	26,393
Selling, general, and administrative expense	13,033	12,178	37,981	32,390
Pre-tax stock-based compensation expense	24,590	22,551	70,790	59,983
Less: income tax benefit	(6,606)	(5,907)	(18,412)	(16,210)
Net stock-based compensation expense	$17,984	$16,644	$52,378	$43,773

No stock-based compensation was capitalized during any period presented above. As of September 28, 2012, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $181.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from that presented.

Note 13 — Income Taxes

We file income tax returns with the Internal Revenue Service (“IRS”) and in various states and foreign jurisdictions. In 2008, the IRS completed field examinations for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest. We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004.  We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the Tax Court, in which the IRS conceded the R&D credit adjustment for 2004.  In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest.   On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years.  On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007. On June 21, 2012, the IRS filed its petition response in the Tax Court.

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. The case is currently scheduled for trial in March 2013. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

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

Our effective tax rate for the three months ended September 28, 2012 was 11.3%, compared with 9.7% for the three months ended September 30, 2011. The net increase in our effective tax rate was primarily due to lower one-time tax benefits due primarily to the expiration of the statute of limitations in foreign jurisdictions in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012 due to its expiration in 2011. During the three months ended September 28, 2012, the effective tax rate includes a $3.9 million net tax benefit primarily associated with the release of liabilities for uncertain tax positions upon the expiration of foreign statutes of limitation and the reversal of the related interest accruals.

Our effective tax rate for the nine months ended September 28, 2012 was 4.0%, compared with 9.4% for the nine months ended September 30, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During the nine months ended September 28, 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: 1) a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; 2) a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and 3) a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

As of September 28, 2012, we had total gross unrecognized tax benefits of $263.9 million, if recognized, would impact our effective tax rate. On December 31, 2011, we had total gross unrecognized tax benefits of $284.9 million. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $47.6 million and $54.8 million for the payment of interest and penalties related to uncertain tax positions as of September 28, 2012 and December 31, 2011, respectively.

Note 14 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 28, 2012, there were 123 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $76.7 million and $72.0 million as of September 28, 2012 and December 31, 2011, respectively.

Investment income or loss earned by the NQDC Plan is recorded as (Gain) Loss on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain) loss also represents an (increase) decrease in the future payout to participants and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by the (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	September 28, 2012	December 31, 2011

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$18,524	$17,938
Equity securities	27,852	23,530
Mutual funds	26,895	25,375
Subtotal	73,271	66,843

Level 2:
Fixed income securities	3,404	5,136
Total	$76,675	$71,979

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of September 28, 2012 and December 31, 2011.

Note 15 — Subsequent Event

On October 15, 2012 our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on December 3, 2012 to stockholders of record on November 13, 2012.

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

Our net sales of $495.0 million for the three months ended September 28, 2012, decreased by $27.5 million, or 5%, from our net sales of $522.5 million for the three months ended September 30, 2011. Our net sales of $1.3 billion for the nine months ended September 28, 2012 decreased by $263.1 million, or 16%, from our net sales of $1.6 billion for the nine months ended September 30, 2011. The decrease in net sales for  the three-month period was a result of weakened demand in Europe, Japan and Asia Pacific, partially offset by growth in North America and declines in all other vertical markets with the exception of Telecom and Wireless which exhibited modest growth.  For the nine months ended September 28, 2012, the decrease in net sales was a result of weakened demand in all geographies and vertical markets.

Net sales of new products increased as sales of 28 nm products accelerated strongly.   The net sales of FPGAs and CPLDs as a percentage of total net sales for the three-month period remained consistent with the prior year.    For the nine-month period,

FPGAs increased modestly as a percentage of total net sales compared with CPLDs.  For the three-month period, the Americas increased as a percentage of total net sales, partially offset by a  decline in Japan with all other geographies essentially unchanged.  For the nine-month period, Asia Pacific increased as a percentage of total net sales, partially offset by a decline in EMEA with all other geographies essentially unchanged.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•
New Products include the Stratix® V (including GS, GT and GX), Stratix IV (including E, GX and GT), Arria® V, Arria II (including GX and GZ), Cyclone® V, Cyclone IV (including E and GX), MAX® V and HardCopy® IV devices.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

•
Mature and Other Products include the Stratix II (and GX), Stratix (and GX), Arria GX, Cyclone II, Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy II, HardCopy, FLEX® series, APEX™ series, Mercury™, and Excalibur™ devices, configuration and other devices, intellectual property cores and software and other tools.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

New	31%	27%	31%	8%	8%	29%	20%	16%
Mainstream	32%	32%	30%	(8)%	13%	31%	34%	(23)%
Mature and Other	37%	41%	39%	(12)%	1%	40%	46%	(27)%
Net Sales	100%	100%	100%	(5)%	6%	100%	100%	(16)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

Telecom & Wireless	45%	42%	45%	2%	7%	44%	43%	(15)%
Industrial Automation, Military & Automotive	20%	22%	19%	(11)%	11%	21%	22%	(24)%
Networking, Computer & Storage	17%	20%	18%	(21)%	5%	17%	17%	(13)%
Other	18%	16%	18%	3%	3%	18%	18%	(13)%
Net Sales	100%	100%	100%	(5)%	6%	100%	100%	(16)%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX, MAX II, MAX V and Classic families. Other Products consist of our HardCopy series and other masked programmed logic devices, configuration devices, software and other tools and IP cores.

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

FPGA	82%	82%	85%	(5)%	4%	83%	81%	(14)%
CPLD	9%	9%	9%	(9)%	4%	9%	10%	(24)%
Other Products	9%	9%	6%	(6)%	45%	8%	9%	(29)%
Net Sales	100%	100%	100%	(5)%	6%	100%	100%	(16)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

Americas	19%	16%	17%	6%	15%	18%	19%	(20)%
Asia Pacific	43%	44%	46%	(6)%	1%	44%	41%	(10)%
EMEA	25%	25%	23%	(5)%	18%	24%	26%	(23)%
Japan	13%	15%	14%	(16)%	(4)%	14%	14%	(17)%
Net Sales	100%	100%	100%	(5)%	6%	100%	100%	(16)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors. Total price concessions earned by distributors were $3.1 billion and $3.0 billion for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $61.5 million and $111.9 million for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	June 29, 2012	September 28, 2012	September 30, 2011

Gross Margin Percentage	69.3%	68.0%	69.6%	69.6%	70.5%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended September 28, 2012 increased by 1.3 points compared with the same period of 2011. The increase is primarily due to our improved Telecom and Wireless product mix when compared with the same period of 2011. Our gross margin percentage for the nine months ended September 28, 2012 decreased by 0.9 points compared to the same period of 2011 which was attributable to an unfavorable vertical market mix when compared with the same period of 2011.

Research and Development Expense

Research and development expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new PLD and ASIC families, the development of process technologies, new package technology, software to support new products and design environments and IP cores.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus® II software, our library of IP cores and other future products.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

Research and Development Expense	$91.6	$80.8	$92.4	13%	(1)%	$266.3	$235.4	13%
Percentage of Net Sales	18.5%	15.5%	19.9%			19.8%	14.7%

Research and development expense for the three months ended September 28, 2012 increased by $10.8 million, or 13.4% , compared with the three months ended September 30, 2011. The increase was primarily attributable to a $6.8 million increase in personnel-related costs due to an increase in the number of employees, a $1.1 million increase in stock-based compensation driven by an increase in employees and, an $8.7 million increase in spending on product development activities. These increases were partially offset by a $6.4 million decrease in variable compensation expense based on lower operating results in 2012.

Research and development expense for the nine months ended September 28, 2012 increased $30.9 million, or 13.1%, compared with the nine months ended September 30, 2011. The increase was primarily due to a $17.4 million increase in personnel-related costs attributed to an increase in the number of employees, a $5.0 million increase in stock-based compensation driven by an increase in employees, and a $26.3 million increase in spending on product development activities. These increases were partially offset by a $19.6 million decrease in variable compensation expense based on lower operating results in 2012.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 28, 2012	September 30, 2011	June 29, 2012			September 28, 2012	September 30, 2011

Selling, General and Administrative Expense	$74.2	$69.3	$71.8	7%	3%	$215.8	$208.6	3%
Percentage of Net Sales	15.0%	13.3%	15.4%			16.1%	13.0%

Selling, general, and administrative expense for the three months ended September 28, 2012 increased by $4.9 million, or 7%, compared with the three months ended September 30, 2011. The increase was primarily attributable to a $1.7 million increase in personnel-related costs due to an increase in the number of employees, a $0.9 million increase in stock-based compensation driven by an increase in employees, a $2.9 million increase in professional services and consulting fees and a $2.2 million increase in information technology infrastructure upgrades and projects. These increases were partially offset by a $3.4 million decrease in variable compensation expense based on lower operating results in 2012.

Selling, general, and administrative expense for the nine months ended September 28, 2012 increased by $7.2 million, or 3%, compared with the nine months ended September 30, 2011. The increase was primarily attributable to a $4.5 million increase in personnel-related costs due to an increase in the number of employees, a $5.6 million increase in stock-based compensation driven by an increase in employees, a $6.2 million increase in professional services and consulting fees, and a $3.5 million increase in information technology infrastructure upgrades and projects. These increases were partially offset by a $10.9 million decrease in variable compensation expense based on lower operating results in 2012.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported net investment gains of $3.3 million and $6.7 million on NQDC Plan assets for the three and nine months ended September 28, 2012, respectively. We reported net investment losses of $6.6 million and $4.9 million on NQDC Plan assets for the three and nine months ended September 30, 2011, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense/(benefit) associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 14 — Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $2.1 million and $3.5 million, respectively, for the three and nine months ended September 28, 2012 when compared with the same period in 2011, primarily due to higher cash and investments and changes in our investment portfolio elections during 2012 that generated higher investment income.

Interest Expense

The increase in Interest expense by $1.5 million and $2.7 million, for the three and nine months ended September 28, 2012, respectively, when compared to the same periods in the prior year, was due primarily to the new long-term debt, which has a higher effective interest rate than the former credit facility. See Note 10 - Credit Facility and Long-Term Debt to our consolidated financial statements.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our effective tax rate for the three months ended September 28, 2012 was 11.3%, compared with 9.7% for the three months ended September 30, 2011. The net increase in our effective tax rate was primarily due to lower one-time tax benefits due primarily to the expiration of the statute of limitations in foreign jurisdictions in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012 due to its expiration in 2011. During the three months ended September 28, 2012, the effective tax rate includes a $3.9 million net tax benefit primarily associated with the release of liabilities for uncertain tax positions upon the expiration of foreign statutes of limitation and the reversal of the related interest accruals.

Our effective tax rate for the nine months ended September 28, 2012 was 4.0%, compared with 9.4% for the nine months ended September 30, 2011. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012 due to its expiration in 2011. During the nine months ended September 28, 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: 1) a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; 2) a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and 3) a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

As of September 28, 2012, we had $263.9 million of unrecognized tax benefits that, if recognized, would impact our effective tax rate. On December 31, 2011, we had $284.9 million of unrecognized tax benefits. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $47.6 million and $54.8 million for the payment of interest and penalties related to uncertain tax positions as of September 28, 2012 and December 31, 2011, respectively.

See Note 13 - Income Taxes to our consolidated financial statements for further discussion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May 2012, we issued 1.75% senior notes that will mature on May 15, 2017 (the “Notes”) in the aggregate principal amount of $500 million. We used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of September 28, 2012, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity. See Note 10 - Credit Facility and Long-Term Debt to our consolidated financial statements for further discussion.

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

Our cash and cash equivalents balance during the nine months ended September 28, 2012 decreased by $522.1 million. The change in cash and cash equivalents during the nine months ended September 28, 2012 and September 30, 2011 was as follows:

	Nine Months Ended
(In thousands)	September 28, 2012	September 30, 2011

Net cash provided by operating activities	$460,505	$739,237
Net cash used in investing activities	(742,513)	(151,229)
Net cash used in financing activities	(240,096)	(175,890)
Net (decrease) increase in cash and cash equivalents	$(522,104)	$412,118

Operating Activities

For the nine months ended September 28, 2012, our operating activities provided $460.5 million in cash, primarily attributable to net income of $436.0 million, adjusted for non-cash stock-based compensation expense of $64.4 million (net of related tax effects), depreciation and amortization of $26.4 million, and a deferred income tax benefit of $3.4 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $116.0 million increase in Accounts receivable, net, a $35.6 million increase in Inventories, a $5.5 million increase in Other assets, a $34.7 million decrease in Accounts payable and other liabilities, a $120.5 million increase in deferred income and allowances on sales to distributors, and a $0.7 million decrease in Income taxes payable.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Accordingly, increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, advances to distributors, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in a temporary interruption to the normal relationship between these two accounts.

The $116.0 million increase in Accounts receivable, net, and the $120.5 million increase in Deferred income and allowances on sales to distributors, principally relates to increased gross billings to distributors and OEMs, associated with an upward trend in demand for certain products during the period.

The $35.6 million increase in Inventories is attributable to increased production of new products near the end of the period.

The $5.5 million increase in Other assets primarily resulted from the increase in deferred financing costs, offset by a decrease in prepaid income taxes and other prepaid items.

The $34.7 million decrease in Accounts payable and other liabilities was attributable to a decrease in the accrual for variable compensation, and a decrease in inventory purchases due to the management of our inventory levels, partially offset by an increase in other accrued liabilities.

The $0.7 million decrease in Income taxes payable was related to the net impact of the reversal of liabilities for uncertain tax positions offset by additional accrued tax liabilities associated with current earnings.

Investing Activities

Cash used in investing activities in the nine months ended September 28, 2012, primarily consisted of purchases of available for sale securities of $819.7 million, purchases of property and equipment of $53.7 million and purchases of intangible assets and other investments of $6.8 million, partially offset by net sales and maturities of available for sale securities of $135.7 million.

Financing Activities

Cash used in financing activities in the nine months ended September 28, 2012, primarily consisted of the repayment of our former credit facility in the aggregate principal amount of $500.0 million, repurchases of common stock of $179.1 million, cash dividend payments of $83.6 million and minimum statutory withholding for vested restricted stock units of $30.5 million. These items were substantially offset by proceeds of $500.0 million from the issuance of long-term debt and proceeds of $37.5 million from the issuance of common stock to employees through our employee stock plans and the excess tax benefit from stock-based compensation of $20.8 million.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 28, 2012, we had approximately $136.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of September 28, 2012, we had $6.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates throughout December 2014.

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2011.

In addition to these lease and purchase obligations, we enter into, in the normal course of business, a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be significant to our consolidated financial position or operating results.

As of September 28, 2012, we had a liability for unrecognized tax benefits of $261.8 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 28, 2012, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 28, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENTS

On October 15, 2012, our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on December 3, 2012 to stockholders of record on November 13, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

While we are exposed to interest rate fluctuations in many of the world's leading industrialized countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. Our investment strategy is focused on preservation of capital while supporting our liquidity requirements. Our exposure to market risk as a result of changes in interest rates relates primarily to our cash and cash equivalents, investments in debt instruments and certain interest rate sensitive assets held under the NQDC Plan. Our investment portfolio and NQDC Plan assets include holdings of various issuers, types and maturity dates.

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

In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes due May 15, 2017 (the “Notes”). The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Altera's long-term debt was approximately $515.7 million at September 28, 2012.

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

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at September 28, 2012, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

This information is included in Note 11 — Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

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

Before you decide to buy, hold or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 203.0 million shares of our common stock. As of September 28, 2012, we had repurchased 188.4 million shares for an aggregate cost of $4.0 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended September 28, 2012, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/2/2012-7/27/2012	1,602	$31.22	1,602	14,601
	1,602		1,602

(1) No shares were purchased outside of publicly announced plans or programs.
(2) An additional 10 million shares were approved by the board of directors in July 2012.

For the majority of the restricted stock units that we grant, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases under our authorized plan and are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

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