Form 10-K
period 2012-12-31
ALTERA CORP
filed 2013-02-15
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10,801,100,336 as of June 29, 2012, based upon the closing sale price on the NASDAQ Global Select Market for that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive. There were 319,752,460 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Examples of forward-looking statements include statements regarding:

• the growth prospects of the semiconductor industry and PLD market, including the FPGA sub-segment (see “Item 1: Business - Strategy and Competition” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed function chip alternatives (see “Item 1: Business - Strategy and Competition”, "Item 1: Business - Secular Trends
Favoring PLDs: Tipping Point Economics and Silicon Convergence", “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” and "Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations");
• the commercial success of our new products (see “Item 1: Business - Strategy and Competition” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• our market share in relation to competitors (see “Item 1: Business - Strategy and Competition” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• the development trend of the “process technology gap”(see “Item 1: Business - Secular Trends Favoring PLDs:
Tipping Point Economics and Silicon Convergence");
• the analysis that our new product families are more "silicon convergence-friendly" (see “Item 1: Business - Strategy and Competition”);
• our plan to continue making purchases under the stock purchase program (see “Item 5: Market for Registrant's
Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities”);
• the opportunities to further expand our position outside of the United States (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• the growth opportunity offered by our recent and future embedded processor solutions (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• our research and development costs and efforts related to the development of new products (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations”);
• the timing of shipments of our newer FPGA families (see “Item 7: Management's Discussion and Analysis of
Financial Condition and Results of Operations - Executive Overview”);
• projections regarding if and when certain product sales may peak or decline (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview”);
• our gross margins and factors that affect gross margins (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations”);
• our provision for tax liabilities and other critical accounting estimates (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates”);
• the sufficiency of our currently available sources of funds (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity, Credit Facility and Capital Resources”);
• our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates (see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk”); and
• future payments required pursuant to other agreements and commitments (see “Item 3: Legal Proceedings”, “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” and “Note 10: Commitments and Contingencies” and “Note 14: Income Taxes” to our consolidated financial statements).

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks set forth in Item 1A: Risk Factors under Part I of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.

Founded in 1983, Altera Corporation is a global semiconductor company, serving over 12,500 customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage, and Other vertical markets. The Other vertical market includes sub-markets of broadcast, consumer, medical and test. Our headquarters facility is located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR.

Altera designs, manufactures, and markets a variety of products:

•
Programmable logic devices (“PLDs”), which consist of field-programmable gate arrays (“FPGAs”), including those that incorporate embedded processors, and complex programmable logic devices (“CPLDs”), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

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
• Microwave
INDUSTRIAL AUTOMATION, MILITARY AND AUTOMOTIVE	INDUSTRIAL AUTOMATION		• Process control
• Security/energy
• Safety
	MILITARY		• Secure communications
• Radar
• Intelligence
	AUTOMOTIVE		• Driver assistance
• Infotainment
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

Secular Trends Favoring PLDs: Tipping Point Economics and Silicon Convergence

While PLDs carry the burden of extra die area needed for programmability, the advantages of advanced process technology favor PLDs over ASICs and ASSPs. Because of defect density, semiconductor cost follows an exponential relationship with respect to die area. As a result, when process technology becomes more advanced, the larger die area of a PLD shrinks more aggressively than the smaller die area of an ASIC or ASSP. Furthermore, as chip manufacturing becomes more advanced, the total cost of chip development increases, reducing the cost advantage of ASICs and ASSPs. As a result, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs to reduce costs. For our most current designs, PLD process technology is typically two or three process generations more advanced than competing ASIC and ASSP process technology. Thus, the die size difference between PLDs versus ASICs and ASSPs has decreased in recent years due to the fact that PLDs are being manufactured on more advanced process technology. We believe this has brought us to a “tipping point” with respect to our opportunity to displace ASICs and ASSPs. It is no longer technologically feasible for ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and, at the same time, it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. The “process technology gap” between PLDs and ASIC and ASSP alternatives will increase over time and, when combined with the traditional PLD advantages of greater flexibility, lower development cost and faster time-to-market, should drive the accelerated adoption of PLDs in the years ahead.

In order to compete effectively in their end markets, developers of electronic systems continuously seek ways to improve system performance, lower power consumption and reduce system cost. As a result, system engineers evaluate different semiconductor alternatives in order to find the optimum solution for each sub-system, which must then be interconnected with all other sub-systems while remaining in compliance with the technical and commercial specifications of the overall system. In reaction to the needs of system developers, state-of-the-art semiconductor design has moved increasingly toward silicon convergence, or the combination of multiple semiconductor types including processors, analog devices, and memories, into a single device. Silicon convergence allows for a reduction in the number of devices in a single system, the delay caused by chip-to-chip connectivity, and the amount of I/O switching power consumed. Silicon convergence is facilitated through the licensing of standard architectures for microprocessors and memories. Once licensed, the microprocessors and memory cores may be combined with additional circuitry and custom logic into a single integrated circuit.

We believe that innovations in PLD architecture and PLD development tools have also contributed to the increasing use of PLDs over ASICs and ASSPs. Newer PLD capabilities, such as high speed transceivers, embedded DSP and embedded microprocessors are helping PLDs become more "silicon convergence-friendly," thereby allowing electronics engineers to use PLDs to meet increasingly complex system requirements for performance, power consumption and cost. Furthermore, licensed IP cores for microprocessors and memory are commercially available but licensed cores for PLDs are not generally available. As a result, with the increasing trend towards silicon convergence, the impact of "tipping point" economics and the ever-increasing need for programmability within an electronic system, we believe that customers will increasingly turn to PLD suppliers for not only logic functionality, but also for system integration, in both prototyping and production quantities.

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

To capture a larger share of the chips purchased by our customers, we focus on providing the most advanced programmable solutions:

•	PLDs with tailored architectures to provide the speed, density, low power consumption, embedded processor integration, functionality and package types to meet customer needs

•	PLDs optimized for low-cost and high-volume applications, including PLDs containing hard, embedded processors

•	HardCopy ASICs to enable our customers to move easily from our largest PLDs to a low-cost ASIC

•	Optimized, pre-verified system-level IP cores to speed the design process

•
State-of-the-art development tools that offer low cost, ease of use, and compatibility with other industry-standard electronic design automation (“EDA”) tools in traditional software programming envrironments (C-code) and hardware programming environments (hardware description language, or HDL)

•	A complete customer support system

Not only do we compete with other PLD vendors such as Lattice Semiconductor Corporation, Microsemi Corporation, and Xilinx Inc., but we may also encounter a variety of other semiconductor vendors during a given customer engagement. Semiconductor companies with whom we may compete include Analog Devices Inc., Applied Micro Circuits Corporation, Broadcom Corporation, Freescale Semiconductor Inc., IBM, Intel Corporation, LSI Corporation, Marvell Technology Group, Ltd., Microchip Technology Inc., NEC Corporation, Nvidia Corporation, PMC-Sierra Inc., ST Microelectronics, Texas Instruments Inc., Toshiba Semiconductor Company and Vitesse Semiconductor Corporation.

Within the PLD market, there are two distinct sub-segments, CPLDs and FPGAs, which comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. FPGAs typically incorporate far greater logic capacity and system features, such as high-speed transceivers and embedded processors, than CPLDs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now account for approximately 84% of total PLD sales and are expected to continue to be the fastest growing segment of the PLD market. Based on our estimates, we believe that our share of the FPGA market increased from 33% in 2007 to 39% in 2012, and that maintaining or increasing our FPGA market share is important to our long-term growth.

Competition is most intense in the “design-win” phase of the customer's design, when customers select products for use in their systems. Because each vendor's products are proprietary, "drop-in replacement" devices are not available and the cost of switching to a different vendor's products after a system has been designed and prototyped is very high. Therefore, customers rarely switch vendors after the initial selection for a particular design. From the time a design win is secured, it can be two or more years before the customer starts volume purchases of selected devices. The selection may take place relatively early in the design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications and manufacture in volume. As a result, there is a delay between developing a competitive advantage and experiencing a shift in PLD market share, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success or timing of a customer's product, and because the end markets are highly fragmented (we have over 12,500 customers), it is difficult even for PLD vendors to gauge their competitive strength based on winning designs at a particular point in time.

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

We believe that we compete favorably with respect to these factors and that our proprietary and tailored device architectures, embedded processor solutions, and installed base of software development systems provides additional competitive advantage. Due to unique architectural innovation and advanced technologies, our new product families provide greater functionality and lower power consumption at a lower price for any given logic density compared with their predecessors. Newer product features such as hard embedded processors, multi-gigabit transceivers and variable-precision DSP blocks, as well as software advancements such as an efficient C-code software programming environment through support for Open Computing Language (OpenCL™) , have enhanced our design-win rate relative to other PLD vendors. (OpenCL is a trademark of Apple Inc., and is used under license by Khronos. )

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

Products

Our products consist primarily of devices, IP cores and proprietary development tools. A brief overview of these products follows.

Devices

Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:

•	FPGAs, including those that incorporate hard embedded processors

•	CPLDs

•	HardCopy ASICs

•	Configuration devices that store the programming code for our FPGAs

Our percentage of net sales by product category is as follows:

Product	2012	2011	2010

FPGAs	84%	81%	82%
CPLDs	9%	10%	12%
Other products (1)	7%	9%	6%
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

Arria Series Mid-Range, Transceiver- and Embedded Processor-Equipped FPGAs

Our Arria® product families are built using advanced CMOS process technology and enable a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Arria V GX FPGAs offer best-in-class signal integrity with data transfer rates of up to 12.5 Gbps, providing designers a high-quality and reliable solution for next-generation high-bandwidth systems across all our markets. In addition, our Arria V SoC FPGAs integrate an ARM®-based hard processor system consisting of processor, peripherals, and memory interfaces with the FPGA fabric using a high-bandwidth interconnect backbone. It combines the performance and power savings of hard intellectual property with the flexibility of programmable logic.

Cyclone Series Low-Cost, Transceiver- and Embedded Processor-Equipped FPGAs

Our Cyclone® product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications in all our markets. Our Cyclone IV and Cyclone V FPGAs use low-power process technology to meet market requirements for low power consumption. Additionally, our Cyclone V GX FPGAs incorporate up to 12 integrated transceivers with data rates up to 5 Gbps. Architectural innovation allows Cyclone FPGAs to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications. Our Cyclone V SoC FPGAs integrate an ARM®-based hard processor system consisting of processor, peripherals, and memory interfaces with the FPGA fabric using a high-bandwidth interconnect backbone. It combines the performance and power savings of hard intellectual property with the flexibility of programmable logic.

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

An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips, which yields a small die area and typically provides advantages in cost, performance, and power consumption. Our recent FPGA product generations have introduced hard IP cores such as embedded processor cores, variable-precision DSP blocks, multi-gigabit transceivers, and a variety of interface protocols.

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

Our development tools provide efficient support of both hardware and software programming environments. PLD users have typically implemented their designs within a hardware programming environment in which a hardware description language has been employed. With the advent of FPGAs that incorporate hard embedded processors, an increasing number of PLD users are more accustomed to a software programming environment in which a C-based programming language is utilized. Software programmers who develop in a C-based programming language may utilize the Khronos Group's OpenCL standard.

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

Research and Development

Our research and development activities focus primarily on PLDs, HardCopy ASICs, IP cores, development software and hardware. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of new families in recent years, including the Stratix V, Stratix IV, Stratix III, Cyclone V, Cyclone IV, Arria V, Arria II GX, MAX V, and HardCopy IV device families, as well as major enhancements to our IP core offerings and the Quartus II development platform.

Our research and development costs, which are charged to expense as incurred, were $360.4 million in 2012, $325.7 million in 2011 and $264.6 million in 2010.

Patents, Trademarks, and Licenses

We rely on intellectual property laws, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology. Activities include:

•	Patents - As of December 31, 2012, we owned more than 2,700 United States patents and 430 foreign patents. We also had more than 1,200 patent applications pending worldwide.

•	Trademarks - We use, register and apply to register certain trademarks and service marks in the United States and foreign countries.

•	Product registrations - We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

•	When appropriate, we file lawsuits to protect our intellectual property rights.

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

Our net sales are the sum of our own direct sales to original equipment manufacturers, or OEMs, plus our distributors' resale of Altera products. For 2012, 2011 and 2010, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 71%, 73% and 81% respectively, of our net sales. Arrow Electronics, Inc. including its affiliates (“Arrow”), our largest distributor, accounted for 40% of our net sales in 2012, 39% in 2011 and 46% in 2010. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for 21% of our net sales in 2012, 21% in 2011 and 20% in 2010. No other distributor accounted for more than 10% of our net sales in 2012, 2011 or 2010.

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

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 16% of net sales in 2012 and 13% of net sales in each of 2011 and 2010. No other individual OEM accounted for more than 10% of net sales in 2012, 2011 or 2010.

International Sales

Sales outside of the U.S. and Canada constituted 82% of net sales in 2012 and 81% of net sales in each of 2011 and 2010. Sales to Japan accounted for 14% of net sales in 2012, 15% of net sales in 2011 and 16% of net sales in 2010. Sales to China accounted for 33% of net sales in each of 2012, 2011 and 2010. Except for the United States, China and Japan, no other country accounted for sales in excess of 10% of net sales during 2012, 2011 or 2010. For a detailed description of our sales by geographic region, see Item 7: Results of Operations - Sales by Geography, and Note 15 - Segment and Geographic Information to our consolidated financial statements.

Backlog

Our backlog consists of distributor orders, as well as certain OEM orders, that are for delivery within the next three months. Our backlog of orders as of December 31, 2012 was approximately $1.7 billion, compared with $1.2 billion as of December 31, 2011.

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

Executive Officers

Our executive officers and their ages as of February 15, 2013 are as follows:

Name	Age	Position
John P. Daane	49	Chairman, President, and Chief Executive Officer
Scott A. Bibaud	50	Senior Vice President, Communications and Broadcast Business Division
Danny K. Biran	56	Senior Vice President, Strategy
William Y. Hata	53	Senior Vice President, Worldwide Operations and Engineering
Bradley S. Howe	51	Senior Vice President, Research and Development
Kevin H. Lyman	58	Senior Vice President, Human Resources
Mark J. Nelson	47	Senior Vice President, Worldwide Sales
Ronald J. Pasek	52	Senior Vice President and Chief Financial Officer
Katherine E. Schuelke	50	Senior Vice President, General Counsel, and Secretary
Jeffrey W. Waters	48	Senior Vice President Military, Industrial and Computing Business Division

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

Scott A. Bibaud joined us in June 2012 as senior vice president and general manager of the Communications and Broadcast Division. An 18-year veteran of the semiconductor industry, Mr. Bibaud served most recently with Broadcom as executive vice president and general manager for the Mobile Platforms Group. He also led the teams responsible for the Bluetooth® line of business at Broadcom. Additionally, he has held leadership positions at Conexant and in management consulting.

Danny K. Biran joined us in January 2005 as vice president, product and corporate marketing and became senior vice president, product and corporate marketing in May 2007. He became senior vice president, marketing in March 2009 and senior vice president, strategy in January 2012. Prior to joining us, Mr. Biran was president and CEO of Silverback Systems from 2001 to 2005. Mr. Biran has 30 years of semiconductor experience, including positions at LSI Logic Corporation and National Semiconductor.

William Y. Hata joined us in December 1999 as vice president of product engineering. In March 2007, Mr. Hata was promoted to vice president, worldwide operations and engineering, and in 2008 he was promoted to senior vice president, worldwide operations and engineering. Before joining us, he was director of foundry operations and product engineering at National Semiconductor.

Bradley S. Howe joined us in 2002 as vice president of IC design. In April 2012, Mr. Howe was promoted to senior vice president, research and development, responsible for all of Altera's silicon products, intellectual property libraries, and software products, as well as overseeing the global research and development organization. Prior to joining Altera, he held a number of executive positions at C-Cube Microsystems, Clearwater Networks, and SandCraft. He has more than 28 years of engineering experience, including positions at Bytex, Prime Computer, and Olivetti Research.

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

Mark J. Nelson joined us in March 2004 as vice president of worldwide channel sales, and throughout his eight years with us has held several key management roles, most recently as vice president of sales, EMEA. In August 2012, Mr. Nelson was promoted to senior vice president, worldwide sales. Prior to joining Altera, Mr. Nelson held sales and marketing management positions with LSI Logic Corporation.

Ronald J. Pasek joined us in December 2009 as senior vice president and chief financial officer. Before joining us, Mr. Pasek served as vice president and corporate treasurer of Sun Microsystems from February 2008 to December 2009. He held a variety of other positions in finance at Sun Microsystems over a 19-year period, including vice president of worldwide field finance, worldwide manufacturing finance and U.S. field finance.

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

Employees

As of December 31, 2012, we had 3,129 employees, of which 1,373 were located in the United States. We have not had any work stoppages, and we believe that our employee relations are good.

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

Our ability to predict the quantity and type of products our customers will need in the future is challenging because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer's product, and because our end markets are highly fragmented (we have over 12,500 PLD customers), our ability to forecast end customer demand is difficult. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.

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

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry depends on our ability to provide our customers with solutions providing greater value than those offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us. Because we develop PLDs for applications that are presently served by ASIC, ASSP, FPGA, CPLD, DSP, and microprocessor/microcontroller vendors, we compete against these vendors. From time to time, we have had customers convert high-volume designs to ASIC. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected. Other competitors include manufacturers of:

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

Approximately 44% of our net sales for 2012 was derived from customers participating in the Telecom and Wireless vertical market. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communications end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. During 2012, sales outside of the U.S. and Canada constituted approximately 82% of our net sales, and we expect that international sales will continue to account for a significant portion of our net sales. Risks related to our foreign operations include:

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

Worldwide sales through distributors accounted for 71% of our net sales during 2012. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders and stock our products. Our contracts with our distributors may be terminated by either party upon notice.

Our distributors are located all over the world and are of various sizes and financial conditions. Lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could potentially affect our distributors' operations.

We are highly dependent on certain distributors, in many locations across the world, particularly in North America.

During 2012, Arrow Electronics, Inc. and affiliates ("Arrow"), accounted for approximately 40% of net sales on a worldwide basis, while our next-largest distributor, Macnica, Inc. and its affiliates (“Macnica”), accounted for approximately 21% of net sales. As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for 30% and 47%, respectively, of our total accounts receivable.

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

We operate in a dynamic market characterized by rapid technological change. Our products are manufactured using a highly complex and precise process, requiring production in a tightly controlled environment. Our current product development efforts focus on developing new PLDs, related development software and hardware and advanced semiconductor wafer fabrication processes. Our development efforts may impact the timely introduction of competitive new products or product enhancements. Additionally, we may not be successful in developing new products or using and converting established products to new and more advanced process technologies. For example, our current generation product families, including the Stratix V family, are manufactured on a 28-nanometer process technology, but our next-generation product families will be manufactured on smaller circuit geometries that we have not used before. The use of advanced process technology has technological risks and start-up difficulties that can adversely affect research and development spending, yields, product costs and product delivery timeliness.

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

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Recently there has been increased focus on environmental protection and social responsibility initiatives. Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The new disclosure rules will take effect after the first full fiscal year following the promulgation of the SEC's final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.

Our failure to protect and defend our intellectual property could impair our ability to compete effectively.

We rely on patent, trademark, trade secret, copyright and mask work laws to protect our intellectual property, proprietary information and technology rights. As of December 31, 2012, we owned more than 2,700 U.S. patents and 430 foreign patents, and had more than 1,200 patents applications pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain or use our proprietary information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters facility currently consists of four interconnected buildings totaling approximately 505,000 square feet, located on approximately 24 acres of land that we own in San Jose, California. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 470,000-square-foot design, test engineering, operation and administrative facility in Penang, Malaysia, located on land leased on a long-term basis. We lease our domestic and international offices, including our technology centers in the United Kingdom, Canada and the United States. We believe that our facilities are adequate for our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. In January 2013, Intellectual Ventures and Microsemi announced a settlement agreement, which included a dismissal of all claims against Microsemi. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. The case is currently scheduled for trial in May 2014.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. In 2008, the IRS completed field examinations of our tax returns for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest. We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004. We deposited $18.0 million as a cash bond with IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the U.S. Tax Court, in which the IRS conceded the R&D credit adjustment for 2004. In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest. On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007. On June 21, 2012, the IRS filed its petition response in the U.S. Tax Court.

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. A judge has been assigned to our case and a motion for continuance has been granted. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year.  Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we expect to recognize a tax and interest benefit of $7.5 million during the three months ending March 29, 2013 due to the release of certain tax reserves. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol ALTR. As of January 31, 2013, there were approximately 337 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 54,867 stockholders as of January 31, 2013.

The closing price of our common stock on January 31, 2013 was $33.42 per share as reported by NASDAQ. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by NASDAQ:

	2012		2011
	High	Low	High	Low
First Quarter	$41.08	$36.75	$44.41	$35.90
Second Quarter	$39.40	$32.15	$49.38	$41.69
Third Quarter	$38.15	$30.67	$48.12	$31.53
Fourth Quarter	$34.74	$29.89	$40.29	$30.87

Dividends Declared Per Common Share

The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	2012	2011
First Quarter	$0.08	$0.06
Second Quarter	$0.08	$0.06
Third Quarter	$0.10	$0.08
Fourth Quarter	$0.10	$0.08

On January 21, 2013, our board of directors declared a cash dividend of $0.10 per common share payable on March 1, 2013 to stockholders of record on February 11, 2013. We periodically review our policy regarding share repurchases and cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

1.6 million shares were repurchased during the fourth quarter of 2012. We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. Our board of directors has authorized 203.0 million shares for repurchase and we have repurchased a total of 190.0 million shares of our common stock. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. We plan to continue making purchases under our stock purchase program. See Note 12: Stockholders' Equity to our consolidated financial statements for additional information.

We may have agreements in place pursuant to SEC Rule 10b5-1 under which we authorize third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

Company Performance

The following graph shows a comparison, since December 31, 2007 of cumulative total return for Altera, the Standard & Poor's 500 Index, and the Standard & Poor's 500 Semiconductor Sub-Industry Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

The graph assumes that $100 was invested in each of our common stock, Standard & Poor's 500 Index and Standard & Poor's 500 Semiconductor Sub-Industry Index on January 2, 2008, the first trading day subsequent to December 31, 2007 and that all dividends were reinvested.

*
Total return is based on historical results and is not intended to indicate future performance. Total return assumes reinvestment of dividends for Altera common stock, Standard & Poor's 500 Index and Standard & Poor's 500 Semiconductor Sub-Industry Index.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

(In thousands, except per share amounts)	2012		2011		2010		2009		2008
Statements of Comprehensive Income Data
Net sales	$1,783,035		$2,064,475		$1,954,426		$1,195,413		$1,367,224
Cost of sales	541,523		610,329		566,942		396,584		449,750
Gross margin	1,241,512		1,454,146		1,387,484		798,829		917,474
Research and development expense	360,421		325,733		264,649		260,208		257,717
Selling, general, and administrative expense	289,854		279,217		254,495		234,074		255,391
Compensation expense (benefit) - deferred compensation plan	7,055		(1,964)		6,839		11,776		(18,106)
(Gain) loss on deferred compensation plan securities	(7,055)		1,964		(6,839)		(11,776)		18,106
Interest income and other	(8,388)		(3,544)		(3,300)		(6,083)		(30,300)
(Gain) loss reclassified from other comprehensive income	(268)		18		—		—		—
Interest expense	7,976		3,730		3,843		5,092		15,492
Income before income taxes	591,917		848,992		867,827		305,538		419,174
Income tax expense	35,110		78,281		84,943		54,476		59,523
Net income	$556,807		$770,711		$782,884		$251,062		$359,651

Net income per share:
Basic	$1.74		$2.39		$2.55		$0.85		$1.20
Diluted	$1.72		$2.35		$2.49		$0.84		$1.18

Shares used in computing per share amounts:
Basic	320,830		321,892		307,302		294,493		300,951
Diluted	324,497		327,606		313,912		297,180		304,604

Cash dividends declared per common share	$0.36		$0.28		$0.22		$0.20		$0.19

Balance Sheet Data
Working capital	$3,137,275		$2,958,592		$2,834,523		$1,551,809		$1,241,139
Total assets	$4,657,828		$4,282,268		$3,759,837		$2,293,231		$1,879,907
Credit facility	$—		$500,000	(1)	$500,000		$500,000		$500,000
Long-term debt	$500,000		$—		$—		$—		$—
Other non-current liabilities	$281,304	(2)	$272,153	(2)	$239,698	(2)	$217,934	(2)	$194,008	(2)
Stockholders' equity	$3,333,447		$2,993,896		$2,323,652		$1,085,336		$799,877
Book value per share	$10.43		$9.30		$7.27		$3.66		$2.73

(1)	The credit facility remained outstanding at December 31, 2011, and was presented in current liabilities in our consolidated balance sheets.

(2)
Reflects the classification of certain income taxes payable as non-current based on the FASB guidance on accounting for uncertainty in income taxes. See Note 14: Income Taxes to our consolidated financial statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of this Annual Report on Form 10-K.

Executive Overview

Company and Market Overview

We are a global semiconductor company, serving over 12,500 customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage, and Other vertical markets. The Other vertical market includes sub-markets of broadcast, consumer, medical and test. We design, manufacture, and market a variety of products:

•
Programmable logic devices (“PLDs”), which consist of field-programmable gate arrays (“FPGAs”), including those that incorporate embedded processors, and complex programmable logic devices (“CPLDs”), are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic functions in their electronic systems.

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

In 2012, sales of PLDs generated 93% of our net sales, with FPGA and CPLD sales comprising approximately 84% and 9% of our net sales, respectively. The remainder of our net sales is comprised of our HardCopy devices and configuration devices used in conjunction with our FPGAs, as well as licensing of IP cores and proprietary development tools.

Market Opportunity

Based on publicly available data and information derived from Gartner Dataquest, an independent research firm, we estimate that the PLD market was approximately $4.5 billion in 2012. We also estimate that the combined ASIC and ASSP market in 2012 was approximately $101 billion, comprised of the ASIC market at approximately $21 billion and the ASSP market at approximately $80 billion. Due to the low priced nature of some very high volume ASIC and ASSP applications, including mobile phones and certain consumer applications such as PC-related equipment, video games and portable media applications, we do not believe that the entire ASIC and ASSP market is available for displacement by PLDs. As such, we estimate that the PLD accessible ASIC and ASSP market was approximately $50 billion in 2012 ($13 billion in accessible ASICs and $37 billion in accessible ASSPs) and that this represents significant PLD growth potential.

In addition to the accessible portion of the ASIC and ASSP market of $50 billion in 2012, we believe our recent and future embedded processor solutions, including recently introduced FPGAs which integrate ARM®-based hard processor systems, offers an additional available market of approximately $9 billion, and that this additional market opportunity offers significant overlap with the end equipment markets we currently serve. We believe our  ongoing investments in software programmer solutions, hard and soft processor-related IP, and licensed cores for microprocessors and memory, as well as application-targeted FPGAs, will allow us to capture a higher percentage of the semiconductor bill of materials in an embedded system.

With the increasing tendency towards silicon convergence, the impact of "tipping point" economics, and the ever-increasing need for programmability within an electronic system, we believe that customers will increasingly turn to PLD suppliers for not only logic functionality, but also system integration in both prototyping and production quantities. With a combined $59 billion ASIC, ASSP and embedded market replacement opportunity, our goal is that, over time, the average growth rate of our revenue can double that of the total semiconductor industry.

While we have had success winning customer designs against ASICs, ASSPs, embedded processors and microcontrollers, the rate at which customers will adopt the use of PLDs is unclear. Technological issues, including those related to power consumption, performance specifications and design methodology, may limit certain customers' broader adoption of PLDs. Despite having success in winning new designs and a higher growth rate of PLDs relative to ASICs, ASSPs, embedded processors and microcontrollers in recent years, our share gains relative to these alternatives may take many years to become significant. This is due to the small size of the PLD market when compared to the combined accessible revenue of ASICs, ASSPs, embedded processors and microcontrollers. This is compounded by the fact that it may take a long period of time for revenue from new designs to become meaningful when compared with the existing legacy revenue stream.

Driving Operational Excellence

Since the PLD market emerged in the 1980s, the financial business models of the leading PLD suppliers have generally been favorable when compared to most other semiconductor companies. Fabless strategies, high barriers to entry, and proprietary architectures have contributed to strong financial results for PLD suppliers.

We regularly engage in a strategic review of our business to improve operations and financial returns. We are focused on maximizing return on invested capital by pursuing greater efficiencies in all aspects of our operations while seeking balance with our commitment to continued investment in advanced technology for the development of new products. In recent years, we have increased our focus on enhancing our business model through process efficiency gains while also growing PLD market share.

Our ability to maintain investment in the research and development of future products has been aided by our early and ongoing cost savings initiatives, which is a vital factor for our future sales and earnings growth. In addition, our prior work in analyzing business processes has not only allowed us to effectively identify and implement simplification and cost reduction initiatives, but the concept of “workflow efficiency” has become a valued aspect of our business culture.

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

From the time a design win is secured, it can be two or more years before a customer starts volume production of its system. Typically, the customer selects the PLD vendor relatively early in a customer's design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in the PLD market, meaning that market share is a lagging indicator of relative competitive strength. Because it is extremely difficult to forecast the success and timing of customer programs, and because the end markets are highly fragmented (we have over 12,500 PLD customers), it is difficult even for PLD vendors to gauge their own competitive strength in winning designs at a particular point in time.

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

Since the initial introduction of our Stratix and Cyclone FPGA families in 2002, we have introduced several more FPGA families in the Stratix, Cyclone and Arria series of products, including devices that incorporate hard embedded processors. As a result of these product introductions, we estimate, based on publicly available data and with information derived from Gartner Dataquest, that our market share has increased as follows:

Market Share	2007	2012
PLD(1)	35%	40%
FPGA	33%	39%
CPLD	37%	39%

(1)	Includes revenue from FPGA and CPLD sub-segments as well other products including development software, intellectual property and HardCopy devices

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

We have improved our CPLD offering with the MAX II and the MAX V families. MAX V CPLDs offer pricing and features that we believe are competitively attractive, with cost, performance, power consumption, and density that are superior to our previous offerings.

An FPGA family typically reaches peak sales approximately five years after initial product shipment. As a result, the Stratix IV and Arria II families, introduced in the fourth quarter of 2008 and the second quarter of 2009, respectively, comprised approximately 25% of our net sales in 2012, and may be at or near peak sales. To improve or even sustain our growth rate, we must successfully introduce successor generations of devices. The degree to which other PLD vendors improve the competitiveness and execution of their products, including the ability to support silicon convergence, may impair our ability to improve our growth rate.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make certain judgments and estimates that affect the amounts reported in our consolidated financial statements. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) income taxes.

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

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	30.4%	29.6%	29.0%
Gross margin	69.6%	70.4%	71.0%
Research and development expense	20.2%	15.8%	13.5%
Selling, general, and administrative expense	16.3%	13.5%	13.0%
Compensation expense (benefit) - deferred compensation plan	0.4%	(0.1)%	0.3%
(Gain) loss on deferred compensation plan securities	(0.4)%	0.1%	(0.3)%
Interest income and other	(0.5)%	(0.2)%	(0.2)%
Interest expense	0.4%	0.2%	0.2%
Income tax expense	2.0%	3.8%	4.3%
Net income	31.2%	37.3%	40.1%

Sales Overview

Net sales were $1.78 billion in 2012, $2.06 billion in 2011 and $1.95 billion in 2010. Net sales decreased by 14% in 2012 from 2011. The Net sales decrease in 2012 was due to a decrease in customer demand across all vertical markets and in all geographies. We saw strong growth in sales of our New Products while there was a decrease in our Mainstream and Mature Product categories.

Net sales increased by 6% in 2011 from 2010, out-pacing the general semiconductor, ASIC, ASSP and PLD markets by a wide margin. The significant increase in net sales was primarily driven by strong growth in sales of our New and Mainstream Products. In 2011, with design incumbency from our 40-nanometer product success, our momentum continued in 28-nanometer, and our FPGA market share improved.

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 16% of net sales in 2012 and 13% in each of 2011 and 2010. No other individual OEM accounted for more than 10% of net sales in 2012, 2011 or 2010. See Note 5 - Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

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

Net Sales by product category were as follows:

				Annual Growth Rate
	2012	2011	2010	2012	2011

New	32%	22%	11%	22%	107%
Mainstream	30%	34%	32%	(22)%	11%
Mature and Other	38%	44%	57%	(26)%	(18)%
Net Sales	100%	100%	100%	(14)%	6%

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

Net Sales by vertical market were as follows:

				Annual Growth Rate
	2012	2011	2010	2012	2011

Telecom & Wireless	44%	43%	44%	(12)%	4%
Industrial Automation, Military & Automotive	21%	23%	21%	(22)%	12%
Networking, Computer & Storage	17%	17%	14%	(11)%	29%
Other	18%	17%	21%	(10)%	(13)%
Net Sales	100%	100%	100%	(14)%	6%

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

Net sales of FPGAs, CPLDs and Other Products were as follows:

				Annual Growth Rate
	2012	2011	2010	2012	2011

FPGA	84%	81%	82%	(11)%	5%
CPLD	9%	10%	12%	(22)%	(11)%
Other Products	7%	9%	6%	(27)%	41%
Net Sales	100%	100%	100%	(14)%	6%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net Sales by geography were as follows:

				Annual Growth Rate
	2012	2011	2010	2012	2011

Americas	18%	19%	19%	(18)%	7%
Asia Pacific	43%	41%	42%	(9)%	2%
EMEA	25%	25%	23%	(15)%	17%
Japan	14%	15%	16%	(18)%	(1)%
Net Sales	100%	100%	100%	(14)%	6%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. Our distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $4.3 billion and $4.0 billion for 2012 and 2011, respectively. See Note 8: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $82.6 million and $127.6 million for 2012 and 2011, respectively. See Note 8: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	2012	2011	2010

Gross Margin Percentage	69.6%	70.4%	71.0%

Our gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage decreased in 2012 by 0.8 points when compared with 2011. The decrease was primarily attributable to an unfavorable vertical market mix when compared with 2011.

Gross margin percentage decreased in 2011 by 0.6 points compared to 2010. The decrease was primarily due to the change in the mix of revenue by vertical market.

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

($ in millions)	2012	2011	2010	2012 vs. 2011 Change	2011 vs. 2010 Change

Research and Development Expense	$360.4	$325.7	$264.6	11%	23%

Percentage of Net Sales	20.2%	15.8%	13.5%

Research and development expense for 2012 increased by $34.7 million, or 11%, compared with 2011. The increase was primarily attributable to a $27.4 million increase in personnel-related costs due to an increase in the number of employees, a $12.4 million increase in product development activities, a $6.8 million increase in rental and telephone expense, a $5.2 million increase in stock-based compensation driven by an increase in the number of employees and a $4.8 million increase in depreciation and maintenance and repair expenses. These increases were partially offset by a $24.4 million decrease in variable compensation expenses based on lower operating results in 2012.

Research and development expense for 2011 increased by $61.1 million, or 23%, when compared with 2010. The increase was primarily attributable to a $23.8 million increase in personnel-related costs due to an increase in the number of employees, a $9.1 million increase in stock-based compensation driven by an increase in the number of employees, and a $25.0 million increase in product development activities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits related to sales, marketing and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

($ in millions)	2012	2011	2010	2012 vs. 2011 Change	2011 vs. 2010 Change

Selling, General and Administrative Expense	$289.9	$279.2	$254.5	4%	10%

Percentage of Net Sales	16.3%	13.5%	13.0%

Selling, general, and administrative expense for 2012 increased by $10.7 million, or 4%, when compared with 2011. The increase was primarily attributable to a $9.8 million increase in personnel-related costs due to an increase in the number of employees, a $5.4 million increase in stock-based compensation driven by an increase in the number of employees, an $8.4 million increase in professional services and consulting fees. These increases were partially offset by a $13.4 million decrease in variable compensation expenses based on lower operating results in 2012.

Selling, general, and administrative expense for 2011 increased by $24.7 million, or 10%, when compared with 2010. The increase was primarily attributable to an $8.3 million increase in personnel-related costs due to an increase in the number of employees, an $11.1 million increase in stock-based compensation driven by an increase in the number of employees, and a $6.3 million increase in professional services and consulting fees.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain)/loss on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported (gain)/loss on NQDC Plan assets of $(7.1) million, $2.0 million and $(6.8) million in 2012, 2011 and 2010, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase) decrease in the future payout to employees and is recorded as Compensation expense (benefit) - deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by (gain)/loss from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 16 - Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other consists mainly of interest income generated from investments in bonds, money market funds and high-quality fixed income securities. The increase in Interest income and other in 2012 compared with 2011 was primarily due to higher cash and investments and changes in our investment portfolio elections during 2012 that generated higher investment income. Interest income and other remained relatively flat in 2011 compared with 2010 as neither returns nor invested balances changed significantly.

Interest Expense

The increase in Interest expense in 2012 compared with 2011 was mainly due to the new long-term debt, which has a higher effective interest rate than the former credit facility. See Note 17: Credit Facility and Long-Term Debt for further discussion. In 2011, the year-over-year decrease in Interest expense when compared with 2010 was due primarily to the slight decrease of the LIBOR rate.

Income Tax Expense

Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 5.9% for 2012, 9.2% for 2011 and 9.8% for 2010.

The significant net decrease in our effective tax rate in 2012 when compared with 2011 was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. During 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: 1) a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; 2) a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and 3) a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions. In 2011, we reversed $4.3 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the Internal Revenue Service for 2002 through 2004. In addition, in 2011 we reversed $8.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations and settlement with certain foreign jurisdictions.

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

Financial Condition, Liquidity, Credit Facility and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May 2012, we issued 1.75% senior notes that will mature on May 15, 2017 (the “Notes”) in the aggregate principal amount of $500 million. We used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of December 31, 2012, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity. See Note 17: Credit Facility and Long-Term Debt to our consolidated financial statements for further discussion.
We currently use cash to fund dividends, capital expenditures and repurchases of our common stock. Based on past performance and current expectations, we believe that our current available sources of funds (including cash, cash equivalents, short-term investments and the Facility, plus anticipated cash generated from operations) will be adequate to finance our operations, cash dividends, capital expenditures and stock repurchases for at least the next year.
Our cash and cash equivalents balance decreased by $495.3 million during the year ended December 31, 2012. The change in cash and cash equivalents for 2012, 2011 and 2010 was as follows:

(In millions)	2012	2011	2010
Net cash provided by operating activities	$587.2	$959.6	$856.7
Net cash used in investing activities	(767.2)	(170.9)	(23)
Net cash (used in) provided by financing activities	(315.3)	(181.9)	384.8
Net (decrease) increase in cash and cash equivalents	$(495.3)	$606.8	$1,218.5

Total cash and cash equivalents accounted for 62% and 79% of total assets at December 31, 2012 and 2011, respectively.

Operating Activities

In 2012, our operating activities provided $587.2 million in cash, primarily attributable to net income of $556.8 million, adjusted for non-cash stock-based compensation expense of $87.1 million (net of related tax effects), depreciation and amortization of $36.9 million, deferred income tax expense of $8.8 million and changes in working capital accounts. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $91.4 million increase in Accounts receivable, net, a $30.4 million increase in Inventories, a $3.1 million increase in Other assets, a $50.6 million decrease in Accounts payable and other liabilities, a $66.1 million increase in Deferred income and allowances on sales to distributors and an $8.6 million increase in Income tax payable.

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

The $91.4 million increase in Accounts receivable, net, and the $66.1 million increase in Deferred income and allowances on sales to distributors principally relates to increased gross billings to distributors and OEMs, associated with an upward trend in demand for certain products in the fourth quarter of 2012 compared with the same period in 2011.

The $30.4 million increase in Inventories was attributable to increased production of new products in the fourth quarter of 2012 compared with the same period in 2011.

The $3.1 million increase in Other assets primarily resulted from the increase in deferred financing costs as a result of the issuance of long-term debt, offset by returns of advances from distributors and a decrease in prepaid income taxes and other prepaids due to timing.

The $50.6 million decrease in Accounts payable and other liabilities was primarily attributable to a decrease in the accrual for product development activities due to timing and the accrual for sales incentives and variable compensation as a result of lower operating results, partially offset by an increase in other accrued liabilities.

The $8.6 million increase in Income tax payable was primarily attributable to higher tax liabilities along with timing related to the payment of taxes.

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

Investing Activities

During 2012, our investing activities resulted in a use of cash primarily for the purchase of available for sale securities of $921.4 million. This included $501.1 million used to purchase U.S. Treasury securities which provide an approximate economic hedge of the interest rate exposure of our Notes. In addition, we made purchases of property and equipment of $60.9 million and purchase of intangible assets and other investment of $7.2 million, partially offset by cash proceeds from the maturities and sales of available-for-sale investments of $220.8 million.

During 2011, our investing activities resulted in a use of cash primarily for the purchase of available for sale securities of $164.4 million and purchases of property and equipment of $31.8 million, partially offset by cash proceeds from the maturities and sales of available-for-sale investments of $25.0 million.

Financing Activities

During 2012, our financing included repayment of our former credit facility in the aggregate principal amount of $500.0 million, a use of cash for the repurchase of common stock of $229.1 million, dividend payments of $115.5 million, and minimum statutory withholding for vested restricted stock units of $31.5 million, partially offset by cash proceeds of $500.0 million from the issuance of long-term debt and cash proceeds of $49.7 million from the issuance of common stock to employees through our employee stock plans.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2012, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$33.4	$9.1	$9.2	$5.8	$9.3
Wafer purchase obligations (2)	138.4	138.4	—	—	—
Long term debt	500.0	—	—	500.0	—
Interest on long term debt (3)	39.4	8.8	17.5	13.1	—
Obligations under service award program (4)	9.1	2.3	1.2	2.0	3.6
Electronic design automation software licenses (5)	5.8	2.9	2.9	—	—
Total contractual cash obligations	$726.1	$161.5	$30.8	$520.9	$12.9

(1)
We lease facilities under non-cancelable lease agreements expiring at various times through 2017. Rental expense under all operating leases was $10.6 million in 2012, and $8.1 million in each of 2011 and 2010.

(2)
Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2013.

(3)
Interest is based on our $500 million aggregate principal amount of 1.75% senior notes that will mature on May 15, 2017 (the "Notes") with an effective interest rate of 1.91%. Interest on the Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2012. The Notes are governed by a base and supplemental indenture between Altera and U.S. Bank National Association, as trustee.

(4)
We offer to the majority of our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty, twenty-five and thirty-year service anniversaries. See Note 16: Employee Benefits Plans to our consolidated financial statements.

(5)
As of December 31, 2012, we had $5.8 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates throughout December 2014.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $272.0 million of unrecognized tax benefits classified as Income tax payable- non-current in the accompanying consolidated balance sheet as of December 31, 2012, have been excluded from the contractual obligations table above. See Note 14: Income Taxes to our consolidated financial statements for a discussion of income taxes.

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

Impact of Foreign Currency and Inflation

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars in 2012, 2011 and 2010 were not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

Common Stock Repurchases

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2012, our board of directors has authorized 203.0 million shares for repurchase and we have repurchased a total of 190 million shares of our common stock for an aggregate cost of $4.1 billion. As of December 31, 2012, 13 million shares remained authorized for repurchase under our stock repurchase program.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2012	2011

Shares repurchased	6.9	4.8
Cost of shares repurchased	$229.1	$197.0
Average price per share	$33.10	$41.05

No shares were repurchased in 2010.

Off-balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Events

On January 21, 2013, our board of directors declared a cash dividend of $0.10 per common share payable on March 1, 2013 to stockholders of record on February 11, 2013.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the federal research tax credit of $10.6 million will be reflected in the income tax provision in the quarter ending March 29, 2013.
On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year. Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we expect to recognize a tax and interest benefit of $7.5 million during the three months ending March 29, 2013 due to the release of certain tax reserves.
New Accounting Pronouncements

The information contained in Note 2: Significant Accounting Policies to our consolidated financial statements in Part II, Item 8 under the heading "Recent Accounting Pronouncements" is incorporated by reference into this Part II, Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $893.2 million as of December 31, 2012. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, bank certificates of deposit and municipal bonds.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2012 would have affected the fair value of our investment portfolio by approximately $25.0 million.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our NQDC Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at December 31, 2012, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents
Page
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	45
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012	46
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	47
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2012	48
Notes to the Consolidated Financial Statements	49
Report of Independent Registered Public Accounting Firm	69
Financial Statement Schedules
All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.
Supplementary Financial Data (unaudited)	70

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,876,627	$3,371,933
Short-term investments	140,958	65,222
Total cash, cash equivalents, and short-term investments	3,017,585	3,437,155
Accounts receivable, net	323,708	232,273
Inventories	152,721	122,279
Deferred income taxes - current	59,049	58,415
Deferred compensation plan - marketable securities	60,321	54,041
Deferred compensation plan - restricted cash equivalents	17,116	17,938
Other current assets	49,852	52,710
Total current assets	3,680,352	3,974,811
Property and equipment, net	206,148	171,721
Long-term investments	704,758	74,033
Deferred income taxes - non-current	17,082	26,629
Other assets, net	49,488	35,074
Total assets	$4,657,828	$4,282,268

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,036	$52,154
Accrued liabilities	29,005	34,029
Accrued compensation and related liabilities	40,606	78,181
Deferred compensation plan obligations	77,437	71,979
Deferred income and allowances on sales to distributors	345,993	279,876
Credit facility	—	500,000
Total current liabilities	543,077	1,016,219
Income taxes payable - non-current	272,000	263,423
Long-term debt	500,000	—
Other non-current liabilities	9,304	8,730
Total liabilities	1,324,381	1,288,372
Commitments and contingencies
(See “Note 10 - Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 319,564 at December 31, 2012 and 322,054 shares at December 31, 2011	320	322
Capital in excess of par value	1,122,555	1,050,752
Retained earnings	2,204,980	1,942,955
Accumulated other comprehensive income (loss)	5,592	(133)
Total stockholders' equity	3,333,447	2,993,896
Total liabilities and stockholders' equity	$4,657,828	$4,282,268
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED
(In thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2010
Net sales	$1,783,035	$2,064,475	$1,954,426
Cost of sales	541,523	610,329	566,942
Gross margin	1,241,512	1,454,146	1,387,484
Research and development expense	360,421	325,733	264,649
Selling, general, and administrative expense	289,854	279,217	254,495
Compensation expense (benefit) - deferred compensation plan	7,055	(1,964)	6,839
(Gain) loss on deferred compensation plan securities	(7,055)	1,964	(6,839)
Interest income and other	(8,388)	(3,544)	(3,330)
(Gain)/loss reclassified from other comprehensive income	(268)	18	—
Interest expense	7,976	3,730	3,843
Income before income taxes	591,917	848,992	867,827
Income tax expense	35,110	78,281	84,943
Net income	$556,807	$770,711	$782,884

Other comprehensive income (loss):
Unrealized gain/(loss) on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of $114 and ($17)	5,839	(149)	—
Less: Reclassification adjustments for (gain)/loss on investments included in net income, net of tax of $25 and ($2)	(114)	16	—
	5,725	(133)	—
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $45	84	—	—
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $45	(84)	—	—
	—	—	—
Other comprehensive income (loss):	5,725	(133)	—
Comprehensive income	$562,532	$770,578	$782,884

Net income per share:
Basic	$1.74	$2.39	$2.55
Diluted	$1.72	$2.35	$2.49

Shares used in computing per share amounts:
Basic	320,830	321,892	307,302
Diluted	324,497	327,606	313,912

Cash dividends per common share	$0.36	$0.28	$0.22
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income	$556,807	$770,711	$782,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,862	31,927	27,535
Stock-based compensation	93,586	82,750	62,118
Deferred income tax expense	8,824	15,657	34,256
Tax effect of employee stock plans	9,811	16,162	27,444
Excess tax benefit from employee stock plans	(16,278)	(17,307)	(21,866)
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable, net	(91,435)	131,341	(145,330)
Inventories	(30,442)	24,245	(76,819)
Other assets	(3,050)	54,661	(52,805)
Accounts payable and other liabilities	(50,566)	(32,534)	59,200
Deferred income and allowances on sales to distributors	66,117	(148,836)	146,826
Income taxes payable	8,576	31,116	15,746
Deferred compensation plan obligations	(1,598)	(293)	(2,494)
Net cash provided by operating activities	587,214	959,600	856,695
Cash Flows from Investing Activities:
Purchases of property and equipment	(60,913)	(31,812)	(12,442)
Proceeds from sales of deferred compensation plan securities, net	1,598	293	2,494
Purchases of available-for-sale securities	(921,430)	(164,408)	—
Proceeds from sale and maturity of available-for-sale securities	220,784	25,003	—
Acquisition related payments, net of cash acquired	—	—	(8,004)
Purchases of intangible assets	(2,280)	—	(5,000)
Purchase of other investments	(4,935)	—	—
Net cash used in investing activities	(767,176)	(170,924)	(22,952)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	49,665	119,989	453,719
Shares withheld for employee taxes	(31,472)	(32,152)	(20,164)
Payment of dividends to stockholders	(115,514)	(90,060)	(67,774)
Proceeds from issuance of long-term debt	500,000	—	—
Repayment of credit facility	(500,000)	—	—
Long-term debt and credit facility issuance costs	(5,244)	—	—
Repurchases of common stock	(229,057)	(197,023)	—
Excess tax benefit from employee stock plans	16,278	17,307	21,866
Principal payments on capital lease obligation	—	—	(2,866)
Net cash (used in) provided by financing activities	(315,344)	(181,939)	384,781
Net (decrease) increase in cash and cash equivalents	(495,306)	606,737	1,218,524
Cash and cash equivalents at beginning of period	3,371,933	2,765,196	1,546,672
Cash and cash equivalents at end of period	$2,876,627	$3,371,933	$2,765,196
Supplemental cash flow information:
Income taxes paid, net	$9,797	$9,856	$29,887
Interest paid	$6,898	$3,704	$3,395
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2009	296,817	372,395	712,941	—	1,085,336
Net income	—	—	782,884	—	782,884
Issuance of common stock through employee stock plans, net	23,460	453,808	—	—	453,808
Restricted stock withholding	(783)	(6,457)	(13,707)	—	(20,164)
Stock-based compensation expense	—	62,118	—	—	62,118
Tax effect of employee stock plans	—	27,444	—	—	27,444
Dividends paid	—	—	(67,774)	—	(67,774)
Balance, December 31, 2010	319,494	909,308	1,414,344	—	2,323,652
Components of comprehensive income:
Net income	—	—	770,711	—	770,711
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $17	—	—	—	(133)	(133)
Total comprehensive income	—	—	—	—	770,578
Issuance of common stock through employee stock plans, net	8,146	119,989	—	—	119,989
Restricted stock withholding	(786)	(10,936)	(21,216)	—	(32,152)
Repurchases of common stock	(4,800)	(66,199)	(130,824)	—	(197,023)
Stock-based compensation expense	—	82,750	—	—	82,750
Tax effect of employee stock plans	—	16,162	—	—	16,162
Dividends paid	—	—	(90,060)	—	(90,060)
Balance, December 31, 2011	322,054	1,051,074	1,942,955	(133)	2,993,896
Components of comprehensive income:
Net income	—	—	556,807	—	556,807
Change in net unrealized gain on available-for-sale securities, net of tax of $74	—	—	—	5,725	5,725
Total comprehensive income	—	—	—	—	562,532
Issuance of common stock through employee stock plans, net	5,302	49,665	—	—	49,665
Restricted stock withholding	(871)	(9,796)	(21,676)	—	(31,472)
Repurchases of common stock	(6,921)	(71,465)	(157,592)	—	(229,057)
Stock-based compensation expense	—	93,586	—	—	93,586
Tax effect of employee stock plans	—	9,811	—	—	9,811
Dividends paid	—	—	(115,514)	—	(115,514)
Balance, December 31, 2012	319,564	1,122,875	2,204,980	5,592	3,333,447
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

CASH EQUIVALENTS AND INVESTMENTS | Cash equivalents consist of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2012 and 2011, our cash equivalents consisted of money market funds, commercial paper, U.S. agency securities and U.S. treasury securities.

As of December 31, 2012, our short-term investments consist of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate bonds and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate bonds and municipal bonds with remaining maturities greater than one year.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates the designations as of each balance sheet date. As of December 31, 2012, all investments in our portfolio, other than those associated with our deferred compensation plan, were classified as available-for-sale. Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest income and other in our consolidated statements of comprehensive income. Net unrealized gains or losses are recorded directly in stockholders’ equity on an after-tax basis. Those unrealized losses that are deemed to be other than temporary, of which there were none at December 31, 2012 and 2011, are reflected in Interest income and other. Investments classified as long-term represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding twelve months as of the balance sheet date.

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

DEFERRED COMPENSATION PLAN - RESTRICTED CASH EQUIVALENTS | As of December 31, 2012 and 2011, the cash equivalents held in the NQDC Plan consisted of money market funds and were classified as restricted cash equivalents due to legal restrictions associated with the trust held under the Plan.

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

For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying value approximates fair value due to their short maturities.

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

INDEMNIFICATION AND PRODUCT WARRANTY  |  We indemnify certain customers, distributors, suppliers, and subcontractors for attorneys' fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks, or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claims nor have we been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our consolidated statements of comprehensive income. For stock options and RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. PRSUs are expensed using a graded vesting schedule. The vesting period for stock options, RSUs and PRSUs is generally four years.

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are remeasured at the average exchange rate for the period. Non-monetary assets and liabilities are remeasured at historical exchange rates. The resultant remeasurement gains or losses are included in Interest income and other in the consolidated statements of comprehensive income. Such gains or losses are insignificant for all periods presented.

RESEARCH AND DEVELOPMENT EXPENSE  |   Research and development expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $7.4 million, $5.8 million and $6.0 million in 2012, 2011 and 2010, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the guidance in 2012 with no significant impact on our consolidated financial statements or related footnotes.

Note 3:  Acquisition

In December 2010, we acquired all of the outstanding equity of Avalon Microelectronics, Inc. ("Avalon"), a leading provider of FPGA based Optical Transport Network solutions, for cash consideration of $8.0 million, net of acquired cash. This acquisition supports our strategy to increase resources and funding to develop, license, and deliver more IP cores, frameworks, and reference designs to our targeted markets. In connection with the acquisition, we were required to pay future installments of $7.5 million to Avalon's former shareholder over the four-year service period ending December, 2014, required by this arrangement, contingent upon the continued employment of this individual by Altera. Approximately $1.9 million was recognized as compensation expense in our consolidated statements of comprehensive income for each of the years ended December 31, 2012 and 2011.

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

Note 4: Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$89,194	$—	$—	$89,194	$89,194	$—	$—

Available for sale:
Level 1:
Money market funds	2,739,904	—	—	2,739,904	2,739,904	—	—
U.S. treasury securities	564,713	5,231	(3)	569,941	33,519	22,493	513,929
Subtotal	3,304,617	5,231	(3)	3,309,845	2,773,423	22,493	513,929

Level 2:
U.S. agency securities	116,802	58	(1)	116,859	11,799	53,438	51,622
Non-U.S. government securities	11,644	10	(2)	11,652	—	2,730	8,922
Municipal bond	1,372	1	—	1,373	—	752	621
Corporate securities	193,048	436	(64)	193,420	2,211	61,545	129,664
Subtotal	322,866	505	(67)	323,304	14,010	118,465	190,829
Total	$3,716,677	$5,736	$(70)	$3,722,343	$2,876,627	$140,958	$704,758

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities		Long-Term Marketable Securities

Cash	$165,122	$—	$—	$165,122	$165,122	$—		$—

Available for sale:
Level 1:
Money market funds	3,189,462	—	—	3,189,462	3,189,462	—		—
U.S. treasury securities	6,199	—	—	6,199	—	6,199		—
Corporate securities	12,999	—	—	12,999	10,999	2,000		—
Subtotal	3,208,660	—	—	3,208,660	3,200,461	8,199	—	—

Level 2:
U.S. agency securities	41,167	11	(7)	41,171	750	25,890		14,531
Non-U.S. government securities	8,221	—	(8)	8,213	—	8,213		—
Municipal bond	754	—	(1)	753	—	—		753
Corporate securities	87,415	84	(230)	87,269	5,600	22,920		58,749
Subtotal	137,557	95	(246)	137,406	6,350	57,023		74,033
Total	$3,511,339	$95	$(246)	$3,511,188	$3,371,933	$65,222		$74,033

We have made certain cost method investments of approximately $4.5 million. These investments are included within Other assets, net  in our consolidated balance sheets.

The adjusted cost and estimated fair value of marketable debt securities (corporate bonds, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 31, 2012
(In thousands)	Adjusted Cost	Estimated Fair Value
Due in one year or less	$188,431	$188,487
Due after one year through five years	699,148	704,758
	$887,579	$893,245

Derivative Financial Instruments

We have used derivative financial instruments primarily to manage foreign currency exchange rate risk. Substantially all of our operational expenditures are transacted in U.S. dollars. However, operating expenditures of our subsidiaries are incurred in or exposed to other currencies, primarily the Malaysian Ringgit. We have hedged portions of the forecasted foreign currency exposure associated with operational expenditures in Malaysia generally up to three months in advance. We recorded all derivatives at fair value. These forward foreign currency exchange contracts were designated and qualified as cash flow hedges, and the effective portion of the gain or loss on the forward contracts was reported as a component of other comprehensive income and reclassified into net income in the same period during which the hedged transaction affected earnings.

We did not have any open hedge contracts as of December 31, 2012 and 2011.

Note 5: Accounts Receivable, Net and Significant Customers

Account receivable, net was comprised of the following:

(In thousands)	December 31, 2012	December 31, 2011

Gross accounts receivable	$324,260	$232,838
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(52)	(65)
Accounts receivable, net	$323,708	$232,273

We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

(Percentage of Net Sales)	2012	2011	2010

Sales to distributors	71%	73%	81%
Sales to OEMs	29%	27%	19%
	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. (“Arrow”)	40%	39%	46%
Macnica, Inc. (“Macnica”)	21%	21%	20%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for 2012, 2011 or 2010.

One OEM accounted for 16% of our net sales in 2012 and 13% in each of 2011 and 2010. No other individual OEM accounted for more than 10% of our net sales for 2012, 2011 or 2010.

As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 47%, respectively, of our total accounts receivable. As of December 31, 2011, accounts receivable from Arrow, Macnica and Avnet, Inc. including its affiliates, individually accounted for approximately 30%, 43% and 11%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of December 31, 2012 or 2011.

Note 6: Inventories

Inventories were comprised of the following:

(In thousands)	December 31, 2012	December 31, 2011

Raw materials	$12,447	$9,293
Work in process	88,643	71,696
Finished goods	51,631	41,290
Total inventories	$152,721	$122,279

Note 7: Property and Equipment

Property and equipment, net was comprised of the following:

(In thousands)	December 31, 2012	December 31, 2011

Land and land rights	$23,157	$23,157
Buildings	159,247	148,323
Equipment and software	256,725	232,793
Office furniture and fixtures	24,531	23,440
Leasehold improvements	11,915	7,652
Construction in progress	1,705	5,836
Property and equipment, at cost	477,280	441,201
Accumulated depreciation and amortization	(271,132)	(269,480)
Property and equipment, net	$206,148	$171,721

Depreciation expense was $32.9 million in 2012, $28.9 million in 2011, and $26.7 million in 2010. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was $4.0 million and $3.0 million for 2012 and 2011, respectively, and was not significant for 2010.

Note 8: Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors is comprised of the following components:

(In thousands)	December 31, 2012	December 31, 2011

Deferred revenue on shipments to distributors	$363,641	$302,815
Deferred cost of sales on shipments to distributors	(28,101)	(30,536)
Deferred income on shipments to distributors	335,540	272,279
Other deferred revenue (1)	10,453	7,597
Total	$345,993	$279,876

(1)	Principally represents revenue deferred on our maintenance contacts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity was as follows:

(In thousands)	2012	2011

Balance at beginning of period	$279,876	$428,711
Deferred revenue recognized upon shipment to distributors	5,517,540	5,189,404
Deferred costs of sales recognized upon shipments to distributors	(238,256)	(279,875)
Decrease in advances to distributors	648	65,847
Revenue recognized upon sell-through to end customers	(1,023,465)	(1,260,208)
Costs of sales recognized upon sell-through to end customers	237,703	283,308
Earned distributor price concessions (1)	(4,345,473)	(4,021,944)
Returns	(82,577)	(127,646)
(Decrease) increase in other deferred revenue	(3)	2,279
Balance at end of period	$345,993	$279,876

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

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of, and the changes in, accumulated other comprehensive income (loss), net of tax:

(In thousands)	December 31, 2011	Other Comprehensive Income	December 31, 2012

Accumulated unrealized (losses) gains on available-for-sale securities, net of tax	$(133)	$5,725	$5,592
Accumulated other comprehensive (loss) income	$(133)	$5,725	$5,592

Note 10: Commitments and Contingencies

OPERATING LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times, as presented below. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $10.6 million in 2012, $8.1 million in 2011 and $9.0 million in 2010, respectively. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2012 are as follows:

Year	Operating
(In thousands)
2013	$9,093
2014	5,344
2015	3,823
2016	3,075
2017	2,756
2018 and thereafter	9,334
Total	$33,425

PURCHASE OBLIGATIONS | We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials when received and services once they are completed. As of December 31, 2012, we had approximately $138.4 million million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

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

LEGAL PROCEEDINGS |  On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. The case is currently scheduled for trial in May 2014.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. In 2008, the IRS completed field examinations of our tax returns for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest. We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004. We deposited $18.0 million as a cash bond with IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the U.S. Tax Court, in which the IRS conceded the R&D credit adjustment for 2004. In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest. On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007. On June 21, 2012, the IRS filed its petition response in the U.S. Tax Court.

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. A judge has been assigned to our case and a motion for continuance has been granted. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year.  Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we expect to recognize a tax and interest benefit of $7.5 million during the three months ending March 29, 2013 due to the release of certain tax reserves. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.
Note 11: Income per Share

A reconciliation of basic and diluted income per share is presented below:

(In thousands, except per share amounts)	2012	2011	2010

Basic:

Net income	$556,807	$770,711	$782,884
Basic weighted shares outstanding	320,830	321,892	307,302
Net income per share	$1.74	$2.39	$2.55

Diluted:

Net income	$556,807	$770,711	$782,884

Weighted shares outstanding	320,830	321,892	307,302
Effect of dilutive securities:
Stock options, ESPP shares, and restricted stock unit shares	3,667	5,714	6,610

Diluted weighted shares outstanding	324,497	327,606	313,912

Net income per share	$1.72	$2.35	$2.49

In applying the treasury stock method, we excluded 1.8 million stock option shares and restricted stock units for 2012 because their effect was anti-dilutive. While these stock option shares and restricted stock units are currently anti-dilutive, they could be dilutive in the future. Anti-dilutive stock option shares totaled 1.8 million for 2011 and 3.5 million for 2010. All restricted stock units outstanding as of December 31, 2011 and December 31, 2010 were included in our treasury stock method calculation.

Note 12: Stockholders' Equity

COMMON STOCK REPURCHASES  |  We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. Since the inception of our stock repurchase program through December 31, 2012, our board of directors has authorized 203.0 million shares for repurchase and we have repurchased a total of 190.0 million shares of our common stock for an aggregate cost of $4.1 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable. As of December 31, 2012, 13.0 million shares remained authorized for repurchase under our stock repurchase program.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2012	2011

Shares repurchased	6.9	4.8

Cost of shares repurchased	$229.1	$197.0
Average price per share	$33.10	$41.05

Note 13: Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of December 31, 2012, the 2005 Plan had a total of 28.1 million shares reserved for future issuance, of which 21.2 million shares were available for future grants.

Historically, we used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. RSUs and PRSUs are the most frequently issued type of long-term equity-based award for eligible employees.

A summary of activity for our RSUs and PRSUs for 2012 and information regarding RSUs and PRSUs outstanding and expected to vest as of December 31, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2011	8,176	$31.62
Grants	2,412	$33.58
Vested	(2,983)	$27.50
Forfeited	(645)	$32.02
Outstanding, December 31, 2012	6,960	$34.03	1.5	$239,354
Vested and expected to vest, December 31, 2012	6,166	$34.03	1.4	$212,051

(1)
Aggregate intrinsic value represents the closing price per share of our stock on December 31, 2012, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of December 31, 2012.

The total fair value of RSUs and PRSUs vested and expensed during 2012, 2011 and 2010 was $81.0 million, $71.8 million and $53.4 million, respectively.

A summary of stock option activity for 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2012 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2011	6,138	$22.96
Grants	748	$34.23
Exercises	(1,657)	$18.83
Forfeited/Cancelled/Expired	(66)	$31.16
Outstanding, December 31, 2012	5,163	$25.81	4.1	$50,937
Exercisable, December 31, 2012	3,791	$21.80	2.4	$49,262
Vested and expected to vest, December 31, 2012	4,992	$25.44	3.9	$50,788

(1)
For those stock options with an exercise price below the closing price per share on December 31, 2012, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2012, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2012.

For 2012, 2011 and 2010, 1.7 million, 4.8 million and 20.0 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for 2012, 2011 and 2010 was $30.6 million, $97.7 million and $139.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during 2012, 2011 and 2010 was $31.2 million, $102.3 million and $437.4 million, respectively.

The total fair value of options vested and expensed during 2012, 2011 and 2010 was $4.9 million, $4.7 million and $3.6 million, respectively.

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

As of December 31, 2012, 2.9 million shares were available for future issuance under the ESPP. Sales under the ESPP were 0.7 million shares of common stock at an average price of $27.90 per share for 2012, 0.7 million shares of common stock at an average price of $26.12 per share for 2011 and 1.0 million shares of common stock at an average price of $16.89 per share for 2010.

VALUATION AND EXPENSE INFORMATION |  The assumptions used to estimate the fair value of stock options, ESPP shares, RSUs and PRSUs were as follows:

	2012	2011	2010
Stock options:
Expected term (in years)	6.0	5.0	3.8
Expected stock price volatility	35.1%	32.7%	31.9%
Risk-free interest rate	1.1%	0.3%	1.6%
Dividend yield	0.8%	0.6%	0.8%
Weighted-average estimated fair value	$10.85	$12.92	$21.96

ESPP shares:
Expected term (in years)	1.0	0.8	0.7
Expected stock price volatility	36.8%	35.9%	31.4%
Risk-free interest rate	0.2%	0.1%	0.3%
Dividend yield	1.1%	0.7%	0.8%
Weighted-average estimated fair value	$9.61	$12.03	$6.68

RSUs and PRSUs:
Risk-free interest rate	0.3%	0.6%	0.8%
Dividend yield	1.0%	0.7%	0.8%
Weighted-average estimated fair value	$32.90	$41.30	$26.87

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

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense. Our stock-based compensation expense included in the consolidated statements of comprehensive income was as follows:

(In thousands)	2012	2011	2010

Cost of sales	$1,872	$1,655	$1,241
Research and development expense	41,652	36,410	27,298
Selling, general, and administrative expense	50,062	44,685	33,579
Pre-tax stock-based compensation expense	93,586	82,750	62,118
Income tax benefit	(23,998)	(20,278)	(18,298)
Net stock-based compensation expense	$69,588	$62,472	$43,820

No stock-based compensation was capitalized during any period presented above. As of December 31, 2012, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $170.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

We settle employee stock option exercises, ESPP purchases, RSUs and PRSUs vesting with newly issued common shares.

Note 14: Income Taxes

Income tax expense consists of:

(In thousands)	2012	2011	2010
Current tax expense:
United States (“U.S.”)	$2,622	$21,618	$30,305
State	245	235	1,224
Foreign	23,419	40,771	19,158

Total current tax expense	26,286	62,624	50,687

Deferred taxes:
U.S.	8,824	21,024	11,252
State	—	(22)	23,004
Foreign	—	(5,345)	—

Total deferred tax expense	8,824	15,657	34,256

Total income tax expense	$35,110	$78,281	$84,943

Deferred income tax assets were as follows:

(In thousands)	December 31, 2012	December 31, 2011
Deferred income on sales to distributors	$14,246	$13,710
Acquisition costs	1,480	2,894
Deferred compensation	24,664	24,523
Stock compensation	16,923	18,506
Other accrued expenses and reserves	31,158	32,501
Tax credits	21,829	13,640

Gross deferred tax assets	110,300	105,774
Valuation Allowance	(18,430)	(10,898)
Deferred tax assets, net of valuation allowance	91,870	94,876

Depreciation and amortization	(15,739)	(9,832)

Net deferred tax assets	$76,131	$85,044

As of December 31, 2012, we had $17.4 million of California research and development tax credit carry forwards. The California credits can be carried forward indefinitely.

The valuation allowance of $18.4 million as of December 31, 2012 primarily relates to a California law change providing the option to elect the single sales factor apportionment method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The single sales method became mandatory for tax years beginning on or after January 1, 2013. We expect that the income subject to tax in California will be lower than under prior tax law and therefore realization of our California deferred tax assets is no longer more likely than not to occur.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, we will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation such as the R&D tax credit through the consolidated statements of comprehensive income.

The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2012	2011	2010
Tax expense at U.S. statutory rates	$207,171	$297,151	$303,849
State taxes, net of federal benefit	203	203	27,058
Foreign tax rate differential	(165,572)	(225,234)	(240,873)
Executive compensation deduction limitation	2,346	3,237	1,277
Research tax credits	(20,487)	(16,649)	(12,951)
Interest on unrecognized gross tax benefits	(1,968)	7,520	4,477
Deferred tax asset valuation allowance	7,532	8,198	2,700
Other, net	5,885	3,855	(594)

Total income tax expense	$35,110	$78,281	$84,943

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. In 2008, the IRS completed field examinations of our tax returns for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest. We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004. We deposited $18.0 million as a cash bond with IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the U.S. Tax Court, in which the IRS conceded the R&D credit adjustment for 2004. In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

In addition, in 2010 the IRS completed field examinations for 2005 through 2007 and proposed an additional tax liability of $34.2 million, excluding interest. On January 23, 2012, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2005 through 2007 to $21.4 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On April 20, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiencies regarding certain IRS adjustments for 2005 through 2007. On June 21, 2012, the IRS filed its petition response in the U.S. Tax Court.

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. A judge has been assigned to our case and a motion for continuance has been granted. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year.  Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we expect to recognize a tax and interest benefit of $7.5 million during the three months ending March 29, 2013 due to the release of certain tax reserves. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.
Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Ireland, Malaysia, Japan, Canada, United Kingdom and the state of California. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

The aggregate changes in the balance of gross unrecognized tax benefits for 2012, 2011 and 2010 were as follows:

(In millions)	2012	2011	2010
Balance at beginning of year	$306.5	$263.3	$244.1
Additions based on tax positions related to the current year	45.1	51.0	39.9
Additions for tax positions of prior years	4.8	5.7	—
Reductions for tax positions of prior years	(60.0)	(13.6)	(20.7)
Balance at end of year	$296.4	$306.5	$263.3

As of December 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $275.9 million and $284.9 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.

Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized a net benefit of $6.0 million in 2012. The net benefit of $6.0 million is comprised of a $5.6 million interest and penalty accrual, offset by the reversal of $11.6 million of interest and penalties associated with the reversal of uncertain tax positions upon the expiration of the federal statute of limitations, settlement with certain foreign jurisdictions, and the Statutory Notice of Deficiency received from the IRS for 2005 through 2007. We recognized $4.8 million and $2.9 million of interest and penalties in 2011 and 2010, respectively. The balance of accrued and unpaid interest and penalties was $48.8 million and $54.8 million as of December 31, 2012 and 2011, respectively.

U.S. and foreign components of income before income taxes were:

(In thousands)	2012	2011	2010
U.S.	$26,216	$94,930	$116,362
Foreign	565,701	754,062	751,465

Income before income taxes	$591,917	$848,992	$867,827

Aggregate unremitted earnings of our foreign subsidiaries were $2.7 billion as of December 31, 2012. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the federal research tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The tax benefit from the extension of the federal research tax credit of $10.6 million will be reflected in the income tax provision in the quarter ending March 29, 2013.
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

(In thousands)	2012	2011	2010
U.S.	$302,478	$365,549	$327,463

Japan	256,523	311,836	315,763
China	582,344	688,304	635,474
Other	641,690	698,786	675,725
Net sales from foreign countries	1,480,557	1,698,926	1,626,962

Net sales in total	$1,783,035	$2,064,475	$1,954,426

Property and equipment, net by country was as follows:

(In thousands)	December 31, 2012	December 31, 2011

U.S.	$141,153	$114,905

Malaysia	55,755	48,415
Other	9,240	8,401
Property and equipment, net in foreign countries	64,995	56,816

Property and equipment, net in total	$206,148	$171,721

Note 16: Employee Benefits Plans

ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN | We provide a retirement savings option to our eligible U.S. employees through the Altera Corporation Savings and Retirement Plan (the "401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of their eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% of the salary deferred per pay period with a maximum of $4,500 per participant in each of 2012 and 2011 ($4,000 in 2010).

After three years of service, all matching contributions are immediately vested. Participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. Total matching contributions to the 401(k) Plan were $5.8 million, $5.4 million, and $4.5 million in 2012, 2011 and 2010, respectively, and were expensed as incurred.

ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2012, there were 124 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $77.4 million and $72.0 million as of December 31, 2012 and December 31, 2011, respectively.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	December 31, 2012	December 31, 2011

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$17,116	$17,938
Equity securities	29,902	23,530
Mutual funds	27,073	25,375
Subtotal	74,091	66,843

Level 2:
Fixed income securities	3,346	5,136
Total	$77,437	$71,979

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011.

Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain) loss also represents an (increase) decrease in the future payout to participants and is recorded as Compensation expense (benefit) - deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Investment income (loss) from our NQDC plan assets for 2012, 2011 and 2010 was comprised of the following:

(In thousands)	2012	2011	2010
Gross realized gains from sale of trading securities	$1,530	$823	$1,860
Gross realized losses from sale of trading securities	(5)	—	(51)
Dividend and interest income	1,483	808	1,123
Net unrealized holding gains (losses)	4,047	(3,595)	3,907
Net investment income (loss)	$7,055	$(1,964)	$6,839

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

(In thousands)	December 31, 2012	December 31, 2011

Accrued compensation and related liabilities	$2,261	$1,904
Other non-current liabilities	6,888	6,562
	$9,149	$8,466

Note 17: Credit Facility and Long-Term Debt

Credit Facility

In May 2012, we repaid in full the $500 million outstanding balance under our former credit agreement dated August 31, 2007.

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of December 31, 2012. As of December 31, 2012, we have not borrowed any funds under the Facility.

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

We received net proceeds of $495.5 million from issuance of the Notes, after deduction of issuance costs of $3.7 million and a discount of $0.8 million. The debt issuance costs are recorded in other assets and are being amortized to interest expense over five years using the effective interest method. We used the net proceeds of the Notes to re-pay our former credit facility dated August 31, 2007.

The estimated fair value of Altera's long-term debt was approximately $512.2 million at December 31, 2012. Our long-term debt is classified within Level 1 of the fair value hierarchy and the estimated fair value of the debt is based on quoted market prices.

Note 18: Declaration of Dividend Subsequent to December 31, 2012

On January 21, 2013, our board of directors declared a cash dividend of $0.10 per common share payable on March 1, 2013 to stockholders of record on February 11, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altera Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 15, 2013

Supplementary Financial Data (unaudited)
Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$383,754	$464,831	$495,010	$439,440
Gross margin	$268,920	$323,516	$343,003	$306,073
Research and development expense	$82,297	$92,356	$91,606	$94,162
Selling, general, and administrative expense	$69,785	$71,796	$74,243	$74,030
Net income	$115,834	$162,679	$157,489	$120,805
Basic net income per share	$0.36	$0.51	$0.49	$0.38
Diluted net income per share	$0.35	$0.50	$0.49	$0.37
Cash dividends per common share	$0.08	$0.08	$0.10	$0.10

2011
Net sales	$535,813	$548,383	$522,474	$457,804
Gross margin	$388,903	$388,667	$355,536	$321,040
Research and development expense	$74,408	$80,260	$80,771	$90,295
Selling, general, and administrative expense	$69,022	$70,182	$69,345	$70,667
Net income	$224,069	$214,627	$185,404	$146,611
Basic net income per share	$0.70	$0.66	$0.58	$0.46
Diluted net income per share	$0.68	$0.65	$0.57	$0.45
Cash dividends per common share	$0.06	$0.06	$0.08	$0.08

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item concerning our executive officers is incorporated by reference to the section entitled "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item concerning our directors and our nominees is incorporated by reference to the sections entitled “Proposal One - Election of Directors”, "Board and Corporate Governance Matters" and "Board of Directors and Committees" in our 2013 Proxy Statement. Information required by this Item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The sections entitled “Executive Compensation” and “Director Compensation,” in our 2013 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The sections entitled “Director Compensation” and “Certain Relationships and Related-Party Transactions” in our 2013 Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section entitled “Audit, Audit Related, Tax Fees and All Other Fees” in our 2013 Proxy Statement is incorporated herein by reference.

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
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 15, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 15, 2013

/s/ RONALD J. PASEK Ronald J. Pasek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2013

/s/ A. BLAINE BOWMAN A. Blaine Bowman	Director	February 15, 2013

/s/ ELISHA W. FINNEY Elisha W. Finney	Director	February 15, 2013

/s/ KEVIN MCGARITY Kevin McGarity	Director	February 15, 2013

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	February 15, 2013

/s/ SHANE V. ROBISON Shane V. Robison	Director	February 15, 2013

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 15, 2013

/s/ THOMAS H. WAECHTER Thomas H. Waechter	Director	February 15, 2013

/s/ SUSAN WANG Susan Wang	Director	February 15, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended and restated on May 9, 2012	Form 8-K	5/11/2012

3.2	Amended and Restated By-Laws of the Registrant, as amended and restated on November 21, 2012	Form 8-K	11/27/2012

4.1	Specimen copy of certificate for shares of common stock of the Registrant.	Form 10-K	3/30/1998

4.2	Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.3	First Supplemental Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.4	Form of Note for Altera Corporation's 1.750% Senior Notes due 2017	Form 8-K	5/8/2012

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 8, 2012	Form 10-Q	7/26/2012

10.3+	Form of Indemnification Agreement entered into with each of the Registrant's officers and directors.	Form 10-Q	7/26/2012

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective November 6, 2008	Form 10-K	2/25/2009

10.10+	Form of Deferred Compensation Agreement	Form 10-K	2/25/2009

10.11*	Wafer Supply Agreement, dated June 26, 1995, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.	Form 10-Q	8/14/1995

10.12*
Amendment No. 1, dated as of October 1, 1995, to Wafer Supply Agreement, dated as of June 26, 1995, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd. and to Option Agreement 1, dated as of June 26, 1995, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
		Form 10-K	3/29/1996

10.13
Amendment of Supply Agreement (Related to the Wafer Supply Agreement dated June 26, 1995), dated May 16, 1997 and counter-signed June 1, 1997, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.
		Form 10-K	3/24/2000

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004	Form 10-Q	8/10/2004

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006	Form 10-Q	8/6/2007

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan	Form 10-K	3/11/2003

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan	Form 10-Q	11/9/2004

10.18+	1998 Director Stock Option Plan, as amended effective October 2001	Form 10-K	3/8/2002

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan	Form 10-Q	5/14/2001

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 8, 2012	Form 10-Q	7/26/2012

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	8/29/2005

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	7/26/2012

10.23+	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan	Form 8-K	2/2/2006

10.30+	Altera Corporation 2012 Executive Bonus Plan	Form 8-K	2/13/2012

10.31	Distribution Agreement with Arrow Electronics Incorporated, effective January 11, 2011	Form 8-K	1/18/2011

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002	Form 10-K	3/11/2005

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005	Form 10-K	3/11/2005

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders	Form 8-K	9/5/2007

10.38+	Avalon Microelectronics Inc. Amended and Restated Stock Option Plan, dated as of December 10, 2010	Form 10-K	2/16/2011

10.39	Credit Agreement, dated as of June 29, 2012, by and among Altera Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	7/3/2012

#11.1	Computation of Earnings per Share (included in Note 11 to our consolidated financial statements)

#21.1	Subsidiaries of the Registrant

#23.1	Consent of PricewaterhouseCoopers LLP

#24.1	Power of Attorney (included in this Annual Report on Form 10-K)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________________

#	Filed herewith.

##	Furnished herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.