Form 10-Q
period 2013-03-29
ALTERA CORP
filed 2013-04-26
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at April 10, 2013: 320,140,393

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	March 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,953,587	$2,876,627
Short-term investments	171,343	140,958
Total cash, cash equivalents, and short-term investments	3,124,930	3,017,585
Accounts receivable, net	366,417	323,708
Inventories	139,282	152,721
Deferred income taxes — current	72,803	59,049
Deferred compensation plan — marketable securities	57,627	60,321
Deferred compensation plan — restricted cash equivalents	17,115	17,116
Other current assets	47,113	49,852
Total current assets	3,825,287	3,680,352
Property and equipment, net	201,964	206,148
Long-term investments	712,040	704,758
Deferred income taxes — non-current	18,934	17,082
Other assets, net	46,485	49,488
Total assets	$4,804,710	$4,657,828
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,613	$50,036
Accrued liabilities	36,571	29,005
Accrued compensation and related liabilities	43,920	40,606
Deferred compensation plan obligations	74,742	77,437
Deferred income and allowances on sales to distributors	382,642	345,993
Total current liabilities	569,488	543,077
Income taxes payable — non-current	276,238	272,000
Long-term debt	500,000	500,000
Other non-current liabilities	9,188	9,304
Total liabilities	1,354,914	1,324,381
Commitments and contingencies
(See “Note 11 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 320,140 shares at March 29, 2013 and 319,564 shares at December 31, 2012	320	320
Capital in excess of par value	1,153,098	1,122,555
Retained earnings	2,290,836	2,204,980
Accumulated other comprehensive income	5,542	5,592
Total stockholders' equity	3,449,796	3,333,447
Total liabilities and stockholders' equity	$4,804,710	$4,657,828
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2013	March 30, 2012
Net sales	$410,501	$383,754
Cost of sales	126,083	114,834
Gross margin	284,418	268,920
Research and development expense	87,930	82,297
Selling, general, and administrative expense	78,600	69,785
Compensation expense — deferred compensation plan	3,422	5,736
Gain on deferred compensation plan securities	(3,422)	(5,736)
Interest income and other	(1,659)	(1,807)
Gain reclassified from other comprehensive income	(54)	(102)
Interest expense	2,465	937
Income before income taxes	117,136	117,810
Income tax (benefit)/expense	(3,053)	1,976
Net income	120,189	115,834

Other comprehensive (loss) income:
Unrealized holding (loss)/gain on investments:
Unrealized holding (loss)/gain on investments arising during period, net of tax of ($5) and $58	(1)	304
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $5 and $5	(49)	(20)
	(50)	284
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $8	—	14
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $27	—	(50)
	—	(36)
Other comprehensive (loss) income	(50)	248
Comprehensive income	$120,139	$116,082

Net income per share:
Basic	$0.38	$0.36
Diluted	$0.37	$0.35

Shares used in computing per share amounts:
Basic	319,867	322,586
Diluted	323,021	327,061

Cash dividends per common share	$0.10	$0.08

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 29, 2013	March 30, 2012

Cash Flows from Operating Activities:
Net income	$120,189	$115,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,374	8,160
Stock-based compensation	22,242	22,393
Deferred income tax benefit	(15,606)	(7,055)
Tax effect of employee stock plans	861	10,566
Excess tax benefit from employee stock plans	(741)	(10,044)
Changes in assets and liabilities:
Accounts receivable, net	(42,709)	(39,119)
Inventories	13,439	12,828
Other assets	13,317	6,416
Accounts payable and other liabilities	(9,660)	(28,462)
Deferred income and allowances on sales to distributors	36,649	130
Income taxes payable	6,239	(4,696)
Deferred compensation plan obligations	(6,116)	2,812
Net cash provided by operating activities	149,478	89,763
Cash Flows from Investing Activities:
Purchases of property and equipment	(14,586)	(23,903)
Sales (purchases) of deferred compensation plan securities, net	6,116	(2,812)
Purchases of available-for-sale securities	(121,111)	(47,174)
Proceeds from sale and maturity of available-for-sale securities	83,394	48,387
Purchases of other investments	(176)	—
Net cash used in investing activities	(46,363)	(25,502)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	8,442	12,888
Shares withheld for employee taxes	(3,360)	(4,884)
Payment of dividends to stockholders	(31,978)	(25,822)
Repurchase of common stock	—	(8,238)
Excess tax benefit from employee stock plans	741	10,044
Net cash used in financing activities	(26,155)	(16,012)
Net increase in cash and cash equivalents	76,960	48,249
Cash and cash equivalents at beginning of period	2,876,627	3,371,933
Cash and cash equivalents at end of period	$2,953,587	$3,420,182

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2012 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The consolidated operating results for the three months ended March 29, 2013 are not necessarily indicative of the results to be expected for any future period.

Note 2 — Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. We early adopted this guidance in our fiscal year 2012 and it did not have a material impact on our consolidated financial statements.

Note 3 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	March 29, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$61,541	$—	$—	$61,541	$61,541	$—	$—

Available for sale:
Level 1:
Money market funds	2,875,699	—	—	2,875,699	2,875,699	—	—
U.S. treasury securities	568,071	5,130	—	573,201	16,347	41,554	515,300
Subtotal	3,443,770	5,130	—	3,448,900	2,892,046	41,554	515,300

Level 2:
U.S. agency securities	106,068	50	(3)	106,115	—	55,524	50,591
Non-U.S. government securities	16,611	5	(5)	16,611	—	3,222	13,389
Municipal bond	612	1	—	613	—	613	—
Corporate securities	202,753	489	(52)	203,190	—	70,430	132,760
Subtotal	326,044	545	(60)	326,529	—	129,789	196,740
Total	$3,831,355	$5,675	$(60)	$3,836,970	$2,953,587	$171,343	$712,040

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$89,194	$—	$—	$89,194	$89,194	$—	$—

Available for sale:
Level 1:
Money market funds	2,739,904	—	—	2,739,904	2,739,904	—	—
U.S. treasury securities	564,713	5,231	(3)	569,941	33,519	22,493	513,929
Subtotal	3,304,617	5,231	(3)	3,309,845	2,773,423	22,493	513,929

Level 2:
U.S. agency securities	116,802	58	(1)	116,859	11,799	53,438	51,622
Non-U.S. government securities	11,644	10	(2)	11,652	—	2,730	8,922
Municipal bond	1,372	1	—	1,373	—	752	621
Corporate securities	193,048	436	(64)	193,420	2,211	61,545	129,664
Subtotal	322,866	505	(67)	323,304	14,010	118,465	190,829
Total	$3,716,677	$5,736	$(70)	$3,722,343	$2,876,627	$140,958	$704,758

We have certain cost method investments of approximately $4.7 million. These investments are included within Other assets, net  in our consolidated balance sheets.

The adjusted cost and estimated fair value of marketable debt securities (corporate securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of March 29, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 29, 2013
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$187,633	$187,690
Due after one year through five years	706,482	712,040
	$894,115	$899,730

Note 4 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	March 29, 2013	December 31, 2012
Gross accounts receivable	$366,918	$324,260
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(1)	(52)
Accounts receivable, net	$366,417	$323,708

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
(Percentage of Net Sales)	March 29, 2013	March 30, 2012

Sales to distributors	76%	73%
Sales to OEMs	24%	27%
	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	43%	39%
Macnica, Inc. (“Macnica”)	23%	22%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended March 29, 2013 or March 30, 2012.

For the quarterly periods ended March 29, 2013 and March 30, 2012, one OEM accounted for 13% and 18%, respectively, of our net sales.

As of March 29, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 37% and 52%, respectively, of our gross accounts receivable. As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 47%, respectively, of our gross accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of March 29, 2013 or December 31, 2012. Accounts receivable from distributors may not be proportionate to net sales and may fluctuate on a quarterly basis due to varying factors, including inventory levels held by distributors and timing of price concessions and payments.

Note 5 — Inventories

Inventories were comprised of the following:

(In thousands)	March 29, 2013	December 31, 2012
Raw materials	$14,564	$12,447
Work in process	88,778	88,643
Finished goods	35,940	51,631
Total inventories	$139,282	$152,721

Note 6 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	March 29, 2013	December 31, 2012
Land and land rights	$23,157	$23,157
Buildings	158,022	159,247
Equipment and software	262,133	256,725
Office furniture and fixtures	24,590	24,531
Leasehold improvements	12,105	11,915
Construction in progress	2,452	1,705
Property and equipment, at cost	482,459	477,280
Accumulated depreciation	(280,495)	(271,132)
Property and equipment, net	$201,964	$206,148

Depreciation expense was $10.2 million and $7.4 million for the three months ended March 29, 2013 and March 30, 2012, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our intangible assets. Intangible asset amortization expense was not significant for any period presented in our consolidated statements of comprehensive income.

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	March 29, 2013	December 31, 2012

Deferred revenue on shipment to distributors	$397,868	$363,641
Deferred cost of sales on shipment to distributors	(25,470)	(28,101)
Deferred income on shipment to distributors	372,398	335,540
Other deferred revenue (1)	10,244	10,453
Total	$382,642	$345,993

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity for the three months ended March 29, 2013 and March 30, 2012 was as follows:

	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Balance at beginning of period	$345,993	$279,876
Deferred revenue recognized upon shipment to distributors	1,535,965	1,107,685
Deferred cost of sales recognized upon shipment to distributors	(58,008)	(53,238)
Revenue recognized upon sell-through to end customers	(250,048)	(231,645)
Cost of sales recognized upon sell-through to end customers	59,479	53,887
Earned distributor price concessions (1)	(1,226,899)	(857,188)
Returns	(23,244)	(20,179)
Other	(596)	808
Balance at end of period	$382,642	$280,006

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

Note 8 — Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income, net of tax:

(In thousands)	December 31, 2012	Other Comprehensive (Loss) Income	March 29, 2013

Accumulated unrealized gain on available-for-sale securities, net of tax	$5,592	$(50)	$5,542
Accumulated other comprehensive income	$5,592	$(50)	$5,542

Note 9 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2013	March 30, 2012

Basic:

Net income	$120,189	$115,834
Basic weighted shares outstanding	319,867	322,586
Net income per share	$0.38	$0.36

Diluted:

Net income	$120,189	$115,834

Weighted shares outstanding	319,867	322,586
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	3,154	4,475

Diluted weighted shares outstanding	323,021	327,061

Net income per share	$0.37	$0.35

In applying the treasury stock method, we excluded 1.6 million and 0.9 million stock option shares and restricted stock unit shares for the three months ended March 29, 2013 and March 30, 2012, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 10 — Credit Facility and Long-Term Debt

Credit Facility

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of March 29, 2013. As of March 29, 2013, we have not borrowed any funds under the Facility.

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

The estimated fair value of Altera's long-term debt was approximately $511.1 million at March 29, 2013. Our long-term debt is classified within Level 1 of the fair value hierarchy and the estimated fair value of the debt is based on quoted market prices.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 29, 2013, we had approximately $135.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2012.

Legal Proceedings

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation (“Lattice”) alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. In January 2013, Intellectual Ventures and Microsemi announced a settlement agreement, which included a dismissal of all claims against Microsemi. In March 2013, Intellectual Ventures and Lattice announced a settlement agreement, which included a dismissal of all claims against Lattice.  Because the case is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. The case is currently scheduled for trial in May 2014.

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

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year. Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.

On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results, cash flows or financial position.

Note 12 — Stock-Based Compensation

Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The program provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the program include non-qualified and incentive stock options, restricted stock units (“RSU”s), performance-based restricted stock units (“PRSU”s), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the program have a maximum contractual term of ten years.

Our stock-based compensation expense included in the consolidated statements of comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Cost of sales	$445	$448
Research and development expense	9,786	9,853
Selling, general, and administrative expense	12,011	12,092
Pre-tax stock-based compensation expense	22,242	22,393
Less: income tax benefit	(5,678)	(5,704)
Net stock-based compensation expense	$16,564	$16,689

No stock-based compensation was capitalized during any period presented above. As of March 29, 2013, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $153.8 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of RSUs and PRSUs were as follows:

	Three Months Ended
	March 29, 2013	March 30, 2012

RSUs and PRSUs:
Risk-free interest rate	0.4%	0.3%
Dividend yield	1.2%	0.8%
Weighted-average estimated fair value	$32.52	$38.96

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense.

A summary of activity for our RSUs and PRSUs for the three months ended March 29, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 29, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	6,960	$34.03
Grants	171	$33.51
Vested	(237)	$36.41
Forfeited	(69)	$35.09
Outstanding, March 29, 2013	6,825	$33.93	1.3	$242,016
Vested and expected to vest, March 29, 2013	6,130	$33.77	1.3	$217,377

(1)
Aggregate intrinsic value represents the closing price per share of our stock on March 29, 2013, multiplied by the number of RSUs and PRSUs outstanding or vested and expected to vest as of March 29, 2013.

A summary of stock option activity for the three months ended March 29, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 29, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	5,163	$25.81
Exercises	(429)	$19.70
Outstanding, March 29, 2013	4,734	$26.37	4.1	$48,678
Exercisable, March 29, 2013	3,482	$22.67	2.5	$46,588
Vested and expected to vest, March 29, 2013	4,587	$26.03	3.9	$48,481

(1)
For those stock options with an exercise price below the closing price per share on March 29, 2013, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on March 29, 2013, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 29, 2013.

For the three months ended March 29, 2013, 0.4 million non-qualified stock option shares were exercised. The total intrinsic value of stock options exercised for the three months ended March 29, 2013 was $6.7 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three months ended March 29, 2013 was $8.4 million.

As of March 29, 2013, our 2005 Equity Incentive Plan had a total of 30.5 million shares reserved for future issuance, of which 21.0 million shares were available for future grants.

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

There were no shares sold to the employees under the ESPP during the three months ended March 29, 2013 and March 30, 2012. As of March 29, 2013, 2.9 million shares were available for future issuance under the ESPP.

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

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation over the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year. Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.
On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results, cash flows or financial position.
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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 29, 2013 was -2.6%, compared with 1.7% for the three months ended March 30, 2012. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2013 compared to 2012. During the three months ended March 29, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years. During the three months ended March 30, 2012, we reversed $6.9 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007. In addition, we reversed $5.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations for certain foreign jurisdictions.

As of March 29, 2013, we had total gross unrecognized tax benefits of $282.2 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $49.3 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of March 29, 2013 and December 31, 2012, respectively.

Note 14 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of March 29, 2013, there were 129 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $74.7 million and $77.4 million as of March 29, 2013 and December 31, 2012, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain) loss also represents an (increase) decrease in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense (benefit) associated with our NQDC Plan obligations is offset by the (gain) loss from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	March 29, 2013	December 31, 2012

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$17,115	$17,116
Equity securities	25,911	29,902
Mutual funds	28,895	27,073
Subtotal	71,921	74,091

Level 2:
Fixed income securities	2,821	3,346
Total	$74,742	$77,437

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of March 29, 2013 and December 31, 2012.

Note 15 — Declaration of Dividend Subsequent to March 29, 2013

On April 22, 2013, the audit committee of our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on June 3, 2013 to stockholders of record on May 10, 2013.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $410.5 million for the three months ended March 29, 2013, increased by $26.7 million, or 7%, from our net sales of $383.8 million for the three months ended March 30, 2012. This increase was primarily driven by strong growth in sales of our New Products, partially offset by a slight decrease in Mainstream Products and an expected decline in Mature Products as our newer technologies were adopted. Net sales increased across all vertical markets with the Networking, Computer & Storage vertical market leading the growth. Sales in the Americas and EMEA had solid growth, primarily driven by an increase in the Networking, Computer & Storage vertical market and the Telecom & Wireless vertical market, partially offset by slightly lower sales in Asia and Japan, which were driven by a slight decrease in the Telecom & Wireless vertical market and the Networking, Computer & Storage vertical market.

The net sales of FPGAs and CPLDs as a percentage of total net sales for the three-month period ended March 29, 2013, remained consistent with the prior year.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® V, Stratix IV, Arria® V, Arria II, Cyclone® V, Cyclone IV, MAX® V and HardCopy® IV devices.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

•
Mature and Other Products include the Stratix II, Stratix, Arria GX, Cyclone II, Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy II, HardCopy, FLEX® series, APEX™ series, Mercury™, and Excalibur™ devices, configuration and other devices, intellectual property cores and software and other tools.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 29, 2013	March 30, 2012	December 31, 2012

New	39%	26%	39%	64%	(5)%
Mainstream	29%	32%	28%	(3)%	(5)%
Mature and Other	32%	42%	33%	(20)%	(10)%
Net Sales	100%	100%	100%	7%	(7)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 29, 2013	March 30, 2012	December 31, 2012

Telecom & Wireless	41%	41%	44%	8%	(13)%
Industrial Automation, Military & Automotive	22%	22%	21%	3%	(2)%
Networking, Computer & Storage	18%	17%	17%	17%	1%
Other	19%	20%	18%	1%	(2)%
Net Sales	100%	100%	100%	7%	(7)%

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

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 29, 2013	March 30, 2012	December 31, 2012

FPGA	85%	83%	84%	9%	(6)%
CPLD	8%	10%	9%	(11)%	(10)%
Other Products	7%	7%	7%	7%	(5)%
Net Sales	100%	100%	100%	7%	(7)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 29, 2013	March 30, 2012	December 31, 2012

Americas	20%	18%	19%	21%	(3)%
Asia Pacific	38%	43%	39%	(3)%	(7)%
EMEA	27%	23%	28%	22%	(11)%
Japan	15%	16%	14%	(3)%	(2)%
Net Sales	100%	100%	100%	7%	(7)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors. Total price concessions earned by distributors were $1.2 billion and $0.9 billion for the three months ended March 29, 2013 and March 30, 2012, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $23.2 million and $20.2 million for the three months ended March 29, 2013 and March 30, 2012, respectively.

Gross Margin

	Three Months Ended
	March 29, 2013	March 30, 2012	December 31, 2012

Gross Margin Percentage	69.3%	70.1%	69.7%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended March 29, 2013 decreased by 0.8 points compared with the same period of 2012. The decrease was primarily attributable to an unfavorable mix within vertical markets when compared with the same period of 2012.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 29, 2013	March 30, 2012	December 31, 2012

Research and Development Expense	$87.9	$82.3	$94.2	7%	(7)%
Percentage of Net Sales	21.4%	21.4%	21.4%

Research and development expense for the three months ended March 29, 2013 increased by $5.6 million, or 7% , compared with the three months ended March 30, 2012. The increase was primarily attributable to a $6.8 million increase in personnel-related costs due to an increase in the number of employees, a $2.0 million increase in depreciation expense and a $1.1 million increase in rental and office supplies expense, all in support of increased product development efforts. These increases were partially offset by a $3.0 million decrease related to timing of external product development costs and a $1.3 million decrease in maintenance expenses.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 29, 2013	March 30, 2012	December 31, 2012

Selling, General and Administrative Expense	$78.6	$69.8	$74.0	13%	6%
Percentage of Net Sales	19.1%	18.2%	16.8%

Selling, general, and administrative expense for the three months ended March 29, 2013 increased by $8.8 million, or 13%, compared with the three months ended March 30, 2012. The increase was primarily attributable to a $3.4 million increase in personnel-related costs due to an increase in the number of employees, a non-recurring $3.0 million increase in local non-income taxes, a $1.0 million increase in travel expense, a $1.0 million increase in legal fees, and a $1.0 million increase in depreciation expense.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported net investment gains of $3.4 million on NQDC Plan assets for the three months ended March 29, 2013. We reported net investment gains of $5.7 million on NQDC Plan assets for the three months ended March 30, 2012. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense/(benefit) associated with our deferred compensation plan obligations is offset by (gains) losses from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 14 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, has remained consistent when compared with the same period in 2012.

Interest Expense

The increase in Interest expense by $1.5 million for the three months ended March 29, 2013, when compared to the same period in the prior year, was due primarily to the new long-term debt, which has a higher effective interest rate than the former credit facility.

Income Tax (Benefit)/ Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 29, 2013 was -2.6%, compared with 1.7% for the three months ended March 30, 2012. The net decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2013 compared to 2012. During the three months ended March 29, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the Internal Revenue Service (“IRS”) conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years. During the three months ended March 30, 2012, we reversed $6.9 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007. In addition, we reversed $5.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations for certain foreign jurisdictions.

As of March 29, 2013, we had total gross unrecognized tax benefits of $282.2 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $49.3 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of March 29, 2013 and December 31, 2012, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May 2012, we issued 1.75% senior notes that will mature on May 15, 2017 (the “Notes”) in the aggregate principal amount of $500 million. We used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of March 29, 2013, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

We currently use cash to fund dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our current available sources of funds (including cash, cash equivalents, investments and the Facility, plus anticipated cash generated from operations) will be adequate to finance our operations, cash dividends, capital expenditures and stock repurchases for at least the next year.

Our cash and cash equivalents balance during the three months ended March 29, 2013 increased by $77.0 million. The change in cash and cash equivalents during the three months ended March 29, 2013 and March 30, 2012 was as follows:

	Three Months Ended
(In thousands)	March 29, 2013	March 30, 2012

Net cash provided by operating activities	$149,478	$89,763
Net cash used in investing activities	(46,363)	(25,502)
Net cash used in financing activities	(26,155)	(16,012)
Net increase in cash and cash equivalents	$76,960	$48,249

Operating Activities

For the three months ended March 29, 2013, our operating activities provided $149.5 million in cash, primarily attributable to net income of $120.2 million, adjusted for non-cash stock-based compensation expense of $22.4 million (net of related tax effects), depreciation and amortization of $11.4 million, and a deferred income tax benefit of $15.6 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $42.7 million increase in Accounts receivable, net, a $13.4 million decrease in Inventories, a $13.3 million decrease in Other assets, a $9.7 million decrease in Accounts payable and other liabilities, a $36.6 million increase in Deferred income and allowances on sales to distributors, and a $6.2 million increase in Income taxes payable.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns, and we defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Accordingly, increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in a temporary interruption to the normal relationship between these two accounts.

The $42.7 million increase in Accounts receivable, net, and the $36.6 million increase in Deferred income and allowances on sales to distributors, principally relates to increased gross billings to distributors, associated with an upward trend in demand for certain products sold through distribution during the period.

The $13.4 million decrease in Inventories is attributable to proactive management of our inventory levels.

The $13.3 million decrease in Other assets primarily resulted from a decrease in prepaid income taxes and other prepaid items.

The $9.7 million decrease in Accounts payable and other liabilities is attributable to a decrease in inventory purchases, a decrease in the accrual for variable compensation and a decrease in accrued expenses relating to external product development costs. These items were partially offset by an increase in other accrued liabilities related to employee benefits.

The $6.2 million increase in Income taxes payable was related to the additional accrued tax liabilities for foreign entities and for uncertain tax positions.

Investing Activities

Cash used in investing activities in the three months ended March 29, 2013, primarily consisted of purchases of available for sale securities of $121.1 million and purchases of property and equipment of $14.6 million, partially offset by net sales and maturities of available for sale securities of $83.4 million.

Financing Activities

Cash used in financing activities in the three months ended March 29, 2013, primarily consisted of cash dividend payments of $32.0 million and minimum statutory withholding for vested restricted stock units of $3.4 million. These items were partially offset by proceeds of $8.4 million from the issuance of common stock to employees through our employee stock plans.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 29, 2013, we had approximately $135.7 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of March 29, 2013, we had $5.8 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2012.

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

As of March 29, 2013, we had total gross unrecognized tax benefits of $282.2 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of March 29, 2013, we are unable to make a reasonably reliable estimate as to when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 29, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENTS

On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results, cash flows or financial position.
On April 22, 2013, the audit committee of our board of directors declared a quarterly cash dividend of $0.10 per common share, payable on June 3, 2013 to stockholders of record on May 10, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $902.9 million as of March 29, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, and municipal bonds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2012 would have affected the fair value of our investment portfolio by approximately $25.0 million.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our NQDC Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at March 29, 2013, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

This information is included in Note 11 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

ITEM 1A:	Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Before you decide to buy, hold or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 203.0 million shares of our common stock. As of March 29, 2013, we had repurchased 190.0 million shares for an aggregate cost of $4.1 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended March 29, 2013, we did not repurchase shares of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.1	Altera Corporation 2013 Executive Bonus Plan	Form 8-K	000-16617	2/20/2013

*#10.2	Intel Corporation Amended and Restated Foundry and Manufacturing Customer Agreement, effective as of February 21, 2013, by and among Intel Corporation, Altera Corporation and Altera International Inc.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
* Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.1	Altera Corporation 2013 Executive Bonus Plan	Form 8-K	000-16617	2/20/2013

*#10.2	Intel Corporation Amended and Restated Foundry and Manufacturing Customer Agreement, effective as of February 21, 2013, by and among Intel Corporation, Altera Corporation and Altera International Inc.

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
* Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.