Form 10-Q
period 2013-06-28
ALTERA CORP
filed 2013-07-25
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at July 10, 2013: 319,472,196

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	June 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,788,844	$2,876,627
Short-term investments	164,835	140,958
Total cash, cash equivalents, and short-term investments	2,953,679	3,017,585
Accounts receivable, net	472,597	323,708
Inventories	134,298	152,721
Deferred income taxes — current	87,270	59,049
Deferred compensation plan — marketable securities	55,753	60,321
Deferred compensation plan — restricted cash equivalents	18,984	17,116
Other current assets	40,095	49,852
Total current assets	3,762,676	3,680,352
Property and equipment, net	200,823	206,148
Long-term investments	689,301	704,758
Deferred income taxes — non-current	5,009	17,082
Other assets, net	221,594	49,488
Total assets	$4,879,403	$4,657,828
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,571	$50,036
Accrued liabilities	31,072	29,005
Accrued compensation and related liabilities	37,654	40,606
Dividends payable	47,937	—
Deferred compensation plan obligations	74,737	77,437
Deferred income and allowances on sales to distributors	399,630	345,993
Total current liabilities	630,601	543,077
Income taxes payable — non-current	291,656	272,000
Long-term debt	500,000	500,000
Other non-current liabilities	8,948	9,304
Total liabilities	1,431,205	1,324,381
Commitments and contingencies
(See “Note 14 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 319,580 shares at June 28, 2013 and 319,564 shares at December 31, 2012	320	320
Capital in excess of par value	1,180,183	1,122,555
Retained earnings	2,271,221	2,204,980
Accumulated other comprehensive (loss) income	(3,526)	5,592
Total stockholders' equity	3,448,198	3,333,447
Total liabilities and stockholders' equity	$4,879,403	$4,657,828
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$421,759	$464,831	$832,260	$848,585
Cost of sales	135,104	141,315	261,187	256,149
Gross margin	286,655	323,516	571,073	592,436
Research and development expense	95,489	92,143	183,206	174,227
Selling, general, and administrative expense	77,869	71,796	156,469	141,581
Amortization of acquisition-related intangible assets	915	213	1,128	426
Compensation (benefit) expense — deferred compensation plan	(160)	(2,313)	3,262	3,423
Loss (gain) on deferred compensation plan securities	160	2,313	(3,262)	(3,423)
Interest income and other	(2,778)	(1,415)	(4,437)	(3,222)
Gain reclassified from other comprehensive income	(42)	(69)	(96)	(171)
Interest expense	3,389	2,116	5,854	3,053
Income before income taxes	111,813	158,732	228,949	276,542
Income tax expense (benefit)	10,304	(3,947)	7,251	(1,971)
Net income	101,509	162,679	221,698	278,513

Other comprehensive (loss) income:
Unrealized holding (loss)/gain on investments:
Unrealized holding (loss)/gain on investments arising during period, net of tax of ($47), $8, ($41) and $66	(9,031)	2,799	(9,032)	3,103
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $5, $1, $10 and $6	(37)	(3)	(86)	(23)
	(9,068)	2,796	(9,118)	3,080
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $34 and $42	—	63	—	77
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $23 and $50	—	(42)	—	(92)
	—	21	—	(15)
Other comprehensive (loss) income	(9,068)	2,817	(9,118)	3,065
Comprehensive income	$92,441	$165,496	$212,580	$281,578

Net income per share:
Basic	$0.32	$0.51	$0.69	$0.87
Diluted	$0.31	$0.50	$0.69	$0.85

Shares used in computing per share amounts:
Basic	320,472	321,218	320,175	321,898
Diluted	323,527	325,285	323,279	326,172

Cash dividends paid per common share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 28, 2013	June 29, 2012

Cash Flows from Operating Activities:
Net income	$221,698	$278,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,449	16,323
Amortization of acquisition-related intangible assets	1,128	426
Stock-based compensation	47,274	46,200
Deferred income tax benefit	(21,767)	(12,090)
Tax effect of employee stock plans	1,280	16,500
Excess tax benefit from employee stock plans	(1,148)	(16,434)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(147,407)	(192,994)
Inventories	21,649	(23,811)
Other assets	29,351	6,019
Accounts payable and other liabilities	(19,585)	(19,066)
Deferred income and allowances on sales to distributors	50,886	94,299
Income taxes payable	14,196	(16,658)
Deferred compensation plan obligations	(5,961)	(1,925)
Net cash provided by operating activities	214,043	175,302
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,337)	(31,312)
Proceeds from sales of deferred compensation plan securities, net	5,961	1,925
Purchases of available-for-sale securities	(175,642)	(576,568)
Proceeds from sale and maturity of available-for-sale securities	155,981	92,643
Acquisitions, net of cash acquired	(145,313)	—
Purchases of other investments	(176)	—
Net cash used in investing activities	(182,526)	(513,312)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	27,296	26,086
Shares withheld for employee taxes	(6,722)	(6,562)
Payment of dividends to stockholders	(64,048)	(51,558)
Payment of debt assumed in acquisitions	(22,000)	—
Proceeds from issuance of long term debt	—	500,000
Repayment of credit facility	—	(500,000)
Long-term debt and credit facility issuance costs	—	(5,244)
Repurchases of common stock	(54,974)	(129,016)
Excess tax benefit from employee stock plans	1,148	16,434
Net cash used in financing activities	(119,300)	(149,860)
Net decrease in cash and cash equivalents	(87,783)	(487,870)
Cash and cash equivalents at beginning of period	2,876,627	3,371,933
Cash and cash equivalents at end of period	$2,788,844	$2,884,063

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The consolidated operating results for the three and six months ended June 28, 2013 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Note 2 — Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. We early adopted this guidance in our fiscal year 2012 and it did not have a material impact on our consolidated financial statements.

Note 3 — Acquisitions

During the three months ended June 28, 2013, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to goodwill and acquisition-related intangible assets. For information on the goodwill arising from our acquisitions, see Note 4 - Goodwill and for information on the classification of intangible assets, see Note 5 - Acquisition-Related Intangible Assets. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We have no outstanding debt as of June 28, 2013 relating to these acquisitions. These acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations.

As of June 28, 2013, we had not yet finalized the valuation of the deferred tax assets in connection with these acquisitions. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

Note 4 — Goodwill

Goodwill activity was as follows:

Six Months Ended
(In thousands)	June 28, 2013
Beginning Balance	$2,329
Additions due to acquisitions	90,736
Ending Balance	$93,065

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Goodwill is included in Other assets, net in our consolidated balance sheets.

Note 5 — Acquisition-Related Intangible Assets

Acquisition-related intangible assets were as follows:

	June 28, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$43,070	$(2,097)	$40,973	9.2 years
Customer relationships	12,910	(650)	12,260	6.8 years
Trade name	3,700	(44)	3,656	8.9 years
Non-competition agreements	700	(37)	663	2.0 years
Other intangible assets	930	(736)	194	1.2 years
Acquisition-related intangible assets subject to amortization	61,310	(3,564)	57,746
In-process research & development	30,600	—	30,600
Total acquisition-related intangible assets	$91,910	$(3,564)	$88,346

	December 31, 2012
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$5,670	$(1,342)	$4,328	8.8 years
Customer relationships	910	(364)	546	5.0 years
Other intangible assets	730	(730)	—	1.0 year
Acquisition-related intangible assets subject to amortization	7,310	(2,436)	4,874
Total acquisition-related intangible assets	$7,310	$(2,436)	$4,874

Acquisition-related intangible assets are included in Other assets, net in our consolidated balance sheets as of June 28, 2013 and December 31, 2012.

Based on the carrying value of acquisition-related intangible assets as of June 28, 2013, the annual amortization expense for acquisition-related intangible assets is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2013 (remaining six months)	$3,696
2014	7,398
2015	7,186
2016	6,867
2017	6,692
Thereafter	25,907
Total	$57,746

Note 6 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	June 28, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$61,859	$—	$—	$61,859	$61,859	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,709,386	—	—	2,709,386	2,709,386	—	—
U.S. treasury securities	571,714	6	(3,376)	568,344	17,599	36,809	513,936
Subtotal	3,281,100	6	(3,376)	3,277,730	2,726,985	36,809	513,936

Level 2:
U.S. agency securities	83,152	26	(59)	83,119	—	41,992	41,127
Non-U.S. government securities	16,074	2	(6)	16,070	—	6,758	9,312
Municipal bond	1,609	—	(12)	1,597	—	608	989
Corporate securities	202,691	254	(340)	202,605	—	78,668	123,937
Subtotal	303,526	282	(417)	303,391	—	128,026	175,365
Total	$3,646,485	$288	$(3,793)	$3,642,980	$2,788,844	$164,835	$689,301

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$89,194	$—	$—	$89,194	$89,194	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,739,904	—	—	2,739,904	2,739,904	—	—
U.S. treasury securities	564,713	5,231	(3)	569,941	33,519	22,493	513,929
Subtotal	3,304,617	5,231	(3)	3,309,845	2,773,423	22,493	513,929

Level 2:
U.S. agency securities	116,802	58	(1)	116,859	11,799	53,438	51,622
Non-U.S. government securities	11,644	10	(2)	11,652	—	2,730	8,922
Municipal bond	1,372	1	—	1,373	—	752	621
Corporate securities	193,048	436	(64)	193,420	2,211	61,545	129,664
Subtotal	322,866	505	(67)	323,304	14,010	118,465	190,829
Total	$3,716,677	$5,736	$(70)	$3,722,343	$2,876,627	$140,958	$704,758

We have certain cost method investments of approximately $5.1 million. These investments are included within Other assets, net  in our consolidated balance sheets.

The adjusted cost and estimated fair value of marketable debt securities (corporate securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of June 28, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 28, 2013
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$182,408	$182,434
Due after one year through five years	692,832	689,301
	$875,240	$871,735

As of June 28, 2013, $702.6 million of our total available-for-sale securities has been in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.8 million. As of December 31, 2012, $118.7 million of the total available-for-sale securities has been in a continuous loss position for less than 12 months with a gross unrealized loss of $0.1 million.

Note 7 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	June 28, 2013	December 31, 2012
Gross accounts receivable	$473,119	$324,260
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(22)	(52)
Accounts receivable, net	$472,597	$323,708

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
(Percentage of Net Sales)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Sales to distributors	75%	69%	76%	71%
Sales to OEMs	25%	31%	24%	29%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	40%	38%	41%	38%
Macnica, Inc. (“Macnica”)	24%	21%	23%	21%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three and six months ended June 28, 2013 or June 29, 2012.

One OEM accounted for 11% and 12%, respectively, of our net sales for quarterly and year-to-date periods ended June 28, 2013, and 19% for both the quarterly and year-to-date periods ended June 29, 2012.

As of June 28, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 55%, respectively, of our total accounts receivable. As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of June 28, 2013 or December 31, 2012.

Note 8 — Inventories

Inventories were comprised of the following:

(In thousands)	June 28, 2013	December 31, 2012
Raw materials	$8,674	$12,447
Work in process	91,660	88,643
Finished goods	33,964	51,631
Total inventories	$134,298	$152,721

Note 9 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	June 28, 2013	December 31, 2012
Land and land rights	$23,157	$23,157
Buildings	158,384	159,247
Equipment and software	270,271	256,725
Office furniture and fixtures	24,639	24,531
Leasehold improvements	12,275	11,915
Construction in progress	2,090	1,705
Property and equipment, at cost	490,816	477,280
Accumulated depreciation	(289,993)	(271,132)
Property and equipment, net	$200,823	$206,148

Depreciation expense was $10.3 million and $20.5 million for the three and six months ended June 28, 2013. Depreciation expense was $7.7 million and $15.1 million for the three and six months ended June 29, 2012. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	June 28, 2013	December 31, 2012

Deferred revenue on shipment to distributors	$411,334	$363,641
Deferred cost of sales on shipment to distributors	(24,095)	(28,101)
Deferred income on shipment to distributors	387,239	335,540
Other deferred revenue (1)	12,391	10,453
Total	$399,630	$345,993

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012

Balance at beginning of period	$345,993	$279,876
Deferred revenue recognized upon shipment to distributors	2,913,943	2,562,024
Deferred cost of sales recognized upon shipment to distributors	(121,101)	(117,311)
Revenue recognized upon sell-through to end customers	(501,169)	(493,575)
Cost of sales recognized upon sell-through to end customers	123,566	114,534
Earned distributor price concessions (1)	(2,323,247)	(1,934,713)
Returns	(42,086)	(37,187)
Other	3,731	527
Balance at end of period	$399,630	$374,175

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

Note 11 — Accumulated Other Comprehensive (Loss) Income

The following table presents the components of, and the changes in, accumulated other comprehensive (loss) income, net of tax:

(In thousands)	December 31, 2012	Other Comprehensive (Loss) Income	June 28, 2013

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$5,592	$(9,118)	$(3,526)
Accumulated other comprehensive (loss) income	$5,592	$(9,118)	$(3,526)

Note 12 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Basic:

Net income	$101,509	$162,679	$221,698	$278,513
Basic weighted shares outstanding	320,472	321,218	320,175	321,898
Net income per share	$0.32	$0.51	$0.69	$0.87

Diluted:

Net income	$101,509	$162,679	$221,698	$278,513

Weighted shares outstanding	320,472	321,218	320,175	321,898
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	3,055	4,067	3,104	4,274

Diluted weighted shares outstanding	323,527	325,285	323,279	326,172

Net income per share	$0.31	$0.50	$0.69	$0.85

In applying the treasury stock method, we excluded 2.2 million and 1.9 million stock option shares and restricted stock unit shares for the three and six months ended June 28, 2013, respectively, and 1.6 million and 1.2 million stock option shares and restricted stock unit shares for the three and six months ended June 29, 2012, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 13 — Credit Facility and Long-Term Debt

Credit Facility

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of June 28, 2013. As of June 28, 2013, we have not borrowed any funds under the Facility.

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

We received net proceeds of $495.5 million from issuance of the Notes, after deduction of issuance costs of $3.7 million and a discount of $0.8 million. The debt issuance costs are recorded in other assets, net and are being amortized to interest expense over five years using the effective interest method. We used the net proceeds of the Notes to re-pay our former credit facility that was entered into on August 31, 2007.

The estimated fair value of Altera's long-term debt was approximately $495.3 million at June 28, 2013. Our long-term debt is classified within Level 1 of the fair value hierarchy and the estimated fair value of the debt is based on quoted market prices.

Note 14 — Commitments and Contingencies

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 28, 2013, we had approximately $178.6 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

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

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. A judge has been assigned to our case and a motion for continuance has been granted. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.

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

On May 28, 2013, both the Company and the IRS filed motions for partial summary judgment regarding the inter-company transactions that continue to be subject to litigation for the 2004 through 2007 tax years. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.

The IRS notified us that we would be audited for each of the 2010 and 2011 tax years on April 19, 2013. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

Note 15 — Stock-Based Compensation

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

We have issued to a group of senior executives PRSUs with vesting that is contingent on both market performance and continued service ("market-based PRSUs"). For market-based PRSUs issued in 2012 and 2013, the number of shares of Altera stock to be received at vesting will range from 0% to 200% of the target amount based on the percentage by which our total shareholder return ("TSR") exceeds or falls below the Philadelphia Semiconductor Index ("SOX") TSR during a 3-year measurement period. We estimate the fair value of market-based PRSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Altera and SOX price volatility, the correlation between Altera and the SOX index, and dividend yields. Compensation expense is recognized ratably over the 3-year measurement period.

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Cost of sales	$501	$476	$945	$924
Research and development expense	11,014	10,475	20,801	20,328
Selling, general, and administrative expense	13,517	12,856	25,528	24,948
Pre-tax stock-based compensation expense	25,032	23,807	47,274	46,200
Less: income tax benefit	(6,510)	(6,102)	(12,189)	(11,806)
Net stock-based compensation expense	$18,522	$17,705	$35,085	$34,394

No stock-based compensation was capitalized during any period presented above. As of June 28, 2013, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, market-based PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $195.8 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of ESPP and RSUs were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
ESPP purchase rights:
Expected term (in years)	1.0	1.0	1.0	1.0
Expected stock price volatility	31.2%	39.1%	31.2%	39.1%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	1.3%	0.9%	1.3%	0.9%
Weighted-average estimated fair value	$8.41	$10.54	$8.41	$10.54

RSUs:
Risk-free interest rate	0.3%	0.3%	0.3%	0.3%
Dividend yield	1.2%	0.9%	1.2%	0.9%
Weighted-average estimated fair value	$32.10	$32.52	$32.13	$33.13

On May 6, 2013 and July 30, 2012, we granted 262,647 and 66,489 of market-based PRSUs, respectively, to a group of senior executives. As of June 28, 2013, these market-based PRSUs are still outstanding, and no market-based PRSUs have vested. For market-based PRSU grants made on May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $33.03 and $41.18, respectively.

In addition, we apply an expected forfeiture rate when amortizing stock-based compensation expense.

A summary of activity for our RSUs and PRSUs for the six months ended June 28, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 28, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	6,960	$34.03
Grants	2,537	$33.12
Vested	(693)	$34.96
Forfeited	(195)	$34.87
Outstanding, June 28, 2013	8,609	$33.67	1.5	$284,005
Vested and expected to vest, June 28, 2013	7,626	$33.67	1.4	$251,577

(1)
Aggregate intrinsic value represents the closing price per share of our stock on June 28, 2013, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of June 28, 2013.

A summary of stock option activity for the six months ended June 28, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 28, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	5,163	$25.81
Grants	72	$14.79
Exercises	(840)	$20.02
Forfeited/Cancelled/Expired	(1)	$13.47
Outstanding, June 28, 2013	4,394	$26.74	4.1	$35,659
Exercisable, June 28, 2013	3,206	$23.32	2.5	$33,834
Vested and expected to vest, June 28, 2013	4,260	$26.47	4.0	$35,497

(1)
For those stock options with an exercise price below the closing price per share on June 28, 2013, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on June 28, 2013, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 28, 2013.

For the three and six months ended June 28, 2013, 0.4 million and 0.8 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended June 28, 2013 was $5.3 million and $11.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 28, 2013 was $8.4 million and $16.8 million, respectively.

As of June 28, 2013, our 2005 Equity Incentive Plan had a total of 29.9 million shares reserved for future issuance, of which 18.3 million shares were available for future grants.

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

We sold 390,077 shares of common stock under the ESPP at a price of $26.87 during the six months ended June 28, 2013, and 304,519 shares of common stock under the ESPP at a price of $30.23 during the six months ended June 29, 2012. As of June 28, 2013, 3.5 million shares were available for future issuance under the ESPP.

Note 16 — Income Taxes

We file income tax returns with the IRS and in various U.S. states and foreign jurisdictions. In 2008, the IRS completed field examinations of our tax returns for 2002 through 2004 and proposed an additional tax liability of $34.5 million, excluding interest. We contested this proposed additional tax liability in the IRS Office of Appeals and resolved several of the issues. On December 8, 2011, the IRS issued a Statutory Notice of Deficiency, revising the assessment of additional taxes for 2002 through 2004 to $19.8 million, excluding interest. The Notice relates primarily to inter-company adjustments between related companies, computational adjustments to the R&D credit and reductions to the benefits of tax credit carrybacks and carryforwards to subsequent years. On March 6, 2012, we filed a petition in the U.S. Tax Court to request a redetermination of the tax deficiency regarding certain IRS adjustments for 2004. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On May 8, 2012, the IRS filed its petition response in the U.S. Tax Court, in which the IRS conceded the R&D credit adjustment for 2004. In June 2012, the federal statute of limitations for the 2002 and 2003 tax years expired.

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

On August 15, 2012, the case for the 2004 tax year was combined with that for the 2005 through 2007 tax years. A judge has been assigned to our case and a motion for continuance has been granted. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.

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

On May 28, 2013, both Altera and the IRS filed motions for partial summary judgment regarding the inter-company transactions that continue to be subject to litigation for the 2004 through 2007 tax years. We expect to present our legal arguments on other inter-company transactions that are subject to ligation to the U.S. Tax Court by the end of 2013.

The IRS notified us that we would be audited for each of the 2010 and 2011 tax years on April 19, 2013. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Denmark, Ireland, Malaysia, Japan, Canada, United Kingdom and the state of California. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 28, 2013 was 9.3%, compared with -2.5% for the three months ended June 29, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013, which had expired in 2011. During the three months ended June 28, 2013, we reversed $2.3 million of liabilities for uncertain tax positions relating to changes in our estimate for certain foreign jurisdictions.

Our effective tax rate for the six months ended June 28, 2013 was 6.7%, compared with -0.7% for the six months ended June 29, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the six months ended June 28, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years, as well as $2.3 million of liabilities for uncertain tax positions relating to changes in estimate for certain foreign jurisdictions.

As of June 28, 2013, we had total gross unrecognized tax benefits of $291.6 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $51.2 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of June 28, 2013 and December 31, 2012, respectively.

In connection with one of our acquisitions during the three months ended June 28, 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

Note 17 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of June 28, 2013, there were 130 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $74.7 million and $77.4 million as of June 28, 2013 and December 31, 2012, respectively.

Investment income or loss earned by the NQDC Plan is recorded as Loss (gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment loss (gain) also represents a decrease (increase) in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation (benefit) expense associated with our NQDC Plan obligations is offset by the loss (gain) from related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	June 28, 2013	December 31, 2012

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$18,984	$17,116
Equity securities	25,262	29,902
Mutual funds	27,467	27,073
Subtotal	71,713	74,091

Level 2:
Fixed income securities	3,024	3,346
Total	$74,737	$77,437

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of June 28, 2013 and December 31, 2012.

Note 18 — Dividends Payable

On June 3, 2013, we declared a quarterly cash dividend of $0.15 per share to be paid on September 3, 2013 to stockholders of record on August 12, 2013. As a result of this declaration, we recognized a dividend payable of $47.9 million in our consolidated balance sheet as of June 28, 2013.

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

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices, Power SoCs; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $421.8 million for the three months ended June 28, 2013, decreased by $43.0 million, or 9%, from our net sales of $464.8 million for the three months ended June 29, 2012. Our net sales of $832.3 million for the six months ended June 28, 2013, decreased by $16.3 million, or 2%, from our net sales of $848.6 million for the six months ended June 29, 2012. The decrease in net sales for both the three and six-month periods was mainly due to an expected decline in Mature Products as our new technologies were adopted. Conversely, sales of New Products had strong growth in both the three and six-months periods as we continue to experience growth in our 28-nm and 40-nm products. Net sales declined in most of the vertical markets mainly driven by the decline in the Telecom & Wireless vertical market, offset by a slight increase in the Industrial Automation, Military and Automotive vertical market for both periods. The overall net sales decrease was primarily in Asia Pacific over both periods and in the Americas, offset by growth primarily in EMEA for both the three and six-month periods.

The net sales of FPGAs and CPLDs as a percentage of total net sales for both the three and six-month periods ended June 28, 2013 remained consistent with the prior year.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® V, Stratix IV, Arria® V, Arria II, Cyclone® V, Cyclone IV, MAX® V, HardCopy® IV devices and Enpirion PowerSoCs.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

•
Mature and Other Products include the Stratix II, Stratix, Arria GX, Cyclone II, Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy II, HardCopy, FLEX® series, APEX™ series, Mercury™, and Excalibur™ devices, configuration and other devices, intellectual property cores and software and other tools.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

New	41%	31%	39%	20%	6%	40%	28%	38%
Mainstream	28%	30%	29%	(14)%	0%	28%	31%	(9)%
Mature and Other	31%	39%	32%	(28)%	1%	32%	41%	(24)%
Net Sales	100%	100%	100%	(9)%	3%	100%	100%	(2)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

Telecom & Wireless	42%	45%	41%	(16)%	4%	41%	43%	(6)%
Industrial Automation, Military & Automotive	22%	19%	22%	2%	3%	22%	21%	3%
Networking, Computer & Storage	18%	18%	18%	(6)%	0%	18%	17%	4%
Other	18%	18%	19%	(8)%	2%	19%	19%	(4)%
Net Sales	100%	100%	100%	(9)%	3%	100%	100%	(2)%

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

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

FPGA	83%	85%	85%	(11)%	1%	84%	84%	(2)%
CPLD	9%	9%	8%	(10)%	9%	9%	9%	(10)%
Other Products	8%	6%	7%	19%	22%	7%	7%	13%
Net Sales	100%	100%	100%	(9)%	3%	100%	100%	(2)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

Americas	17%	17%	20%	(12)%	(14)%	18%	17%	3%
Asia Pacific	39%	46%	38%	(22)%	4%	39%	44%	(14)%
EMEA	28%	23%	27%	11%	7%	27%	23%	16%
Japan	16%	14%	15%	2%	13%	16%	16%	0%
Net Sales	100%	100%	100%	(9)%	3%	100%	100%	(2)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors. Total price concessions earned by distributors were $2.3 billion and $1.9 billion for the six months ended June 28, 2013 and June 29, 2012, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $42.1 million and $37.2 million for the six months ended June 28, 2013 and June 29, 2012, respectively.

Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2013	June 29, 2012	March 29, 2013	June 28, 2013	June 29, 2012

Gross Margin Percentage	68.0%	69.6%	69.3%	68.6%	69.8%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended June 28, 2013 decreased by 1.6 points compared with the same period of 2012. Our gross margin percentage for the six months ended June 28, 2013 decreased by 1.2 points compared with the same period of 2012. The decrease in both the three and six-month periods is primarily attributable to an unfavorable mix within vertical markets and unfavorable customer product mix, when compared with the same period of 2012.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

Research and Development Expense	$95.5	$92.1	$87.7	4%	9%	$183.2	$174.2	5%
Percentage of Net Sales	22.6%	19.8%	21.4%

Research and development expense for the three months ended June 28, 2013 increased by $3.4 million, or 4%, compared with the three months ended June 29, 2012. The increase was primarily attributable to a $8.5 million increase in personnel-related costs due to an increase in the number of employees to support product development, a $2.1 million increase in depreciation expense and a $1.0 million increase in repair and information technology expense in connection with our product development activities. These increases were partially offset by a $7.7 million decrease related to timing of external product development costs and a $1.0 million decrease in rental expenses.

Research and development expense for the six months ended June 28, 2013 increased by $9.0 million, or 5%, compared with the six months ended June 29, 2012. The increase was primarily attributable to a $15.4 million increase in personnel-related costs due to an increase in the number of employees to support product development, a $4.1 million increase in depreciation expense and a $1.0 million increase in professional fees in connection with our product development activities. These increases were partially offset by a $11.2 million decrease related to timing of external product development costs, and a $1.4 million decrease in other infrastructure support.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 28, 2013	June 29, 2012	March 29, 2013			June 28, 2013	June 29, 2012

Selling, General and Administrative Expense	$77.9	$71.8	$78.6	8%	(1)%	$156.5	$141.6	11%
Percentage of Net Sales	18.5%	15.4%	19.1%

Selling, general, and administrative expense for the three months ended June 28, 2013 increased by $6.1 million, or 8%, compared with the three months ended June 29, 2012. The increase was primarily attributable to a $3.9 million increase in personnel-related costs due to an increase in the number of employees to support the growth of our business, a $1.1 million increase in external professional fees due to recent acquisition activity, a $1.0 million increase in depreciation expense, and a $1.0 million increase in expenses to support new product introduction. These increases were partially offset by a $1.0 million decrease in other infrastructure support.

Selling, general, and administrative expense for the six months ended June 28, 2013 increased by $14.9 million, or 11%, compared with the six months ended June 29, 2012. The increase was primarily attributable to a $7.3 million increase in personnel-related costs due to an increase in the number of employees to support the growth of our business, a non-recurring $3.7 million increase in local, non-income taxes, a $1.4 million increase in external professional fees due to recent acquisition activity, a $1.3 million increase in depreciation expense, a $1.0 million increase in stock-based compensation expense, and a $1.0 million increase in expenses to support new product introduction. These increases were partially offset by a $1.0 million decrease in other infrastructure expenses.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $0.7 million for the three and six months ended June 28, 2013, respectively, when compared with the same periods in 2012, primarily due to acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment loss and gain of $0.2 million and $3.3 million on NQDC Plan assets for the three and six months ended June 28, 2013, respectively. We reported a net investment loss and gain of $2.3 million and $3.4 million on NQDC Plan assets for the three and six months ended June 29, 2012. These amounts resulted from the overall market performance of the underlying securities. The investment loss / (gain) also represents a decrease / (increase) in the future payout to employees and is recorded as Compensation (benefit) expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation (benefit)/expense associated with our deferred compensation plan obligations is offset by losses (gains) from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 17 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, increased by $1.4 million and $1.2 million for the three and six months ended June 28, 2013, respectively, when compared with the same periods in 2012, primarily due to the change in composition of investments in our portfolio.

Interest Expense

Interest expense increased by $1.3 million and $2.8 million for the three and six months ended June 28, 2013, when compared to the same periods in the prior year, primarily due to the new long-term debt issued in the second quarter of 2012, which has a higher effective interest rate than the former credit facility, and one-time interest charges on debt assumed in connection with our recent acquisition activity.

Income tax expense (benefit)

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 28, 2013 was 9.3%, compared with -2.5% for the three months ended June 29, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013, which had expired in 2011. During the three months ended June 28, 2013, we reversed $2.3 million of liabilities for uncertain tax positions relating to changes in our estimate for certain foreign jurisdictions.

Our effective tax rate for the six months ended June 28, 2013 was 6.7%, compared with -0.7% for the six months ended June 29, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the six months ended June 28, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years; and $2.3 million of liabilities for uncertain tax positions relating to changes in estimate for certain foreign jurisdictions.

As of June 28, 2013, we had total gross unrecognized tax benefits of $291.6 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We accrued approximately $51.2 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of June 28, 2013 and December 31, 2012, respectively.

In connection with one of our acquisitions during the three months ended June 28, 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May 2012, we issued 1.75% senior notes that will mature on May 15, 2017 (the “Notes”) in the aggregate principal amount of $500 million. We used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of June 28, 2013, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

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

Our cash and cash equivalents balance during the six months ended June 28, 2013 decreased by $87.8 million. The change in cash and cash equivalents was as follows:

	Six Months Ended
(In thousands)	June 28, 2013	June 29, 2012

Net cash provided by operating activities	$214,043	$175,302
Net cash used in investing activities	(182,526)	(513,312)
Net cash used in financing activities	(119,300)	(149,860)
Net decrease in cash and cash equivalents	$(87,783)	$(487,870)

Operating Activities

For the six months ended June 28, 2013, our operating activities provided $214.0 million in cash, primarily attributable to net income of $221.7 million, adjusted for non-cash stock-based compensation expense of $47.4 million (net of related tax effects), depreciation and amortization including (amortization of acquisition-related intangible assets) of $23.6 million, and a deferred income tax benefit of $21.8 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $147.4 million increase in Accounts receivable, net, a $21.6 million decrease in Inventories, a $29.4 million decrease in Other assets, a $19.6 million decrease in Accounts payable and other liabilities, a $50.9 million increase in Deferred income and allowances on sales to distributors, and a $14.2 million increase in Income taxes payable.

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

The $147.4 million increase in Accounts receivable, net, and the $50.9 million increase in Deferred income and allowances on sales to distributors, principally relate to increased gross billings to distributors near the end of the period.

The $21.6 million decrease in Inventories is attributable to proactive management of our inventory levels.

The $29.4 million decrease in Other assets primarily resulted from a decrease in prepaid income taxes and other prepaid items.

The $19.6 million decrease in Accounts payable and other liabilities is attributable to a decrease in inventory purchases, a decrease in the accrual for variable compensation, and a decrease in accrued expenses relating to product development costs. These items were partially offset by an increase in other accrued liabilities related to employee benefits and various other accrued items as a result of timing.

The $14.2 million increase in Income taxes payable is related to the additional accrued tax liabilities for foreign jurisdictions and for uncertain tax positions, partially offset by reversals of uncertain tax positions related to changes in estimate for certain foreign jurisdictions and benefits resulting from the extension of federal research and development credits through December 31, 2013.

Investing Activities

Cash used in investing activities in the six months ended June 28, 2013, primarily consisted of purchases of available for sale securities of $175.6 million, acquisitions of $145.3 million (net of cash acquired) and purchases of property and equipment of $23.3 million, partially offset by proceeds from sales and maturities of available-for-sale securities of $156.0 million.

Financing Activities

Cash used in financing activities in the six months ended June 28, 2013, primarily consisted of cash dividend payments of $64.0 million, repurchases of common stock of $55.0 million, the payment of debt assumed from acquisitions of $22.0 million, and minimum statutory withholding for vested restricted stock units of $6.7 million. These items were partially offset by proceeds of $27.3 million from the issuance of common stock to employees through our employee stock plans.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 28, 2013, we had approximately $178.6 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of June 28, 2013, we had $4.2 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

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

As of June 28, 2013, we had total gross unrecognized tax benefits of $291.6 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of June 28, 2013, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $871.7 million as of June 28, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, and municipal bonds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2012 would have affected the fair value of our investment portfolio by approximately $22.3 million.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our NQDC Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at June 28, 2013, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

This information is included in Note 14 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 203.0 million shares of our common stock. As of June 28, 2013, we had repurchased 191.7 million shares for an aggregate cost of $4.1 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended June 28, 2013, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/25/2013-6/28/2013	1,691	$32.50	1,691	11,299

	1,691		1,691
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.2 +	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated on May 6, 2013	S-8	333-188953	5/30/2013

10.20 +	Altera Corporation 2005 Equity Incentive Plan, as amended and restated on May 6, 2013	S-8	333-188953	5/30/2013

10.40 +	Enpirion, Inc. 2004 Stock Option Plan, including amendments thereto	S-8	333-188953	5/30/2013

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.2 +	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated on May 6, 2013	S-8	333-188953	5/30/2013

10.20 +	Altera Corporation 2005 Equity Incentive Plan, as amended and restated on May 6, 2013	S-8	333-188953	5/30/2013

10.40 +	Enpirion, Inc. 2004 Stock Option Plan, including amendments thereto	S-8	333-188953	5/30/2013

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
+ Management contract or compensatory plan or arrangement