Form 10-Q
period 2013-09-27
ALTERA CORP
filed 2013-10-23
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at October 10, 2013: 321,128,555

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	September 27, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,956,085	$2,876,627
Short-term investments	151,159	140,958
Total cash, cash equivalents, and short-term investments	3,107,244	3,017,585
Accounts receivable, net	436,421	323,708
Inventories	158,441	152,721
Deferred income taxes — current	62,575	59,049
Deferred compensation plan — marketable securities	58,402	60,321
Deferred compensation plan — restricted cash equivalents	20,270	17,116
Other current assets	30,479	49,852
Total current assets	3,873,832	3,680,352
Property and equipment, net	198,642	206,148
Long-term investments	713,651	704,758
Deferred income taxes — non-current	13,548	17,082
Goodwill	93,073	2,329
Acquisition-related intangible assets, net	86,500	4,874
Other assets, net	40,518	42,285
Total assets	$5,019,764	$4,657,828
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,224	$50,036
Accrued liabilities	37,525	29,005
Accrued compensation and related liabilities	43,544	40,606
Deferred compensation plan obligations	78,672	77,437
Deferred income and allowances on sales to distributors	444,705	345,993
Total current liabilities	656,670	543,077
Income taxes payable — non-current	266,395	272,000
Long-term debt	500,000	500,000
Other non-current liabilities	8,916	9,304
Total liabilities	1,431,981	1,324,381
Commitments and contingencies
(See “Note 14 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 321,105 shares at September 27, 2013 and 319,564 shares at December 31, 2012	321	320
Capital in excess of par value	1,214,586	1,122,555
Retained earnings	2,374,005	2,204,980
Accumulated other comprehensive (loss)/ income	(1,129)	5,592
Total stockholders' equity	3,587,783	3,333,447
Total liabilities and stockholders' equity	$5,019,764	$4,657,828
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$445,945	$495,010	$1,278,205	$1,343,595
Cost of sales	141,525	152,007	402,712	408,156
Gross margin	304,420	343,003	875,493	935,439
Research and development expense	95,336	91,393	278,542	265,619
Selling, general, and administrative expense	78,907	74,243	235,376	215,824
Amortization of acquisition-related intangible assets	1,846	213	2,974	640
Compensation expense — deferred compensation plan	3,462	3,274	6,724	6,697
Gain on deferred compensation plan securities	(3,462)	(3,274)	(6,724)	(6,697)
Interest income and other	(2,214)	(2,775)	(6,651)	(5,997)
(Gain)/loss reclassified from other comprehensive income	(33)	108	(129)	(63)
Interest expense	2,511	2,333	8,365	5,386
Income before income taxes	128,067	177,488	357,016	454,030
Income tax expense	8,635	19,999	15,885	18,028
Net income	119,432	157,489	341,131	436,002

Other comprehensive income/(loss):
Unrealized holding gain/(loss) on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of $30, $43, ($12) and $108	2,419	3,620	(6,613)	6,723
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $11, $1, $21 and $6	(22)	(41)	(108)	(64)
	2,397	3,579	(6,721)	6,659
Unrealized (loss)/gain on derivatives:
Unrealized (loss)/gain on derivatives arising during period, net of tax of ($6) and $36	—	(10)	—	67
Less: Reclassification adjustments for loss on derivatives included in net income, net of tax of $53 and $2	—	97	—	5
	—	87	—	72
Other comprehensive income/(loss)	2,397	3,666	(6,721)	6,731
Comprehensive income	$121,829	$161,155	$334,410	$442,733

Net income per share:
Basic	$0.37	$0.49	$1.07	$1.36
Diluted	$0.37	$0.49	$1.05	$1.34

Shares used in computing per share amounts:
Basic	320,445	319,870	320,266	321,200
Diluted	323,505	323,560	323,355	325,275

Dividends per common share	$0.15	$0.10	$0.35	$0.26

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2013	September 28, 2012

Cash Flows from Operating Activities:
Net income	$341,131	$436,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,256	25,786
Amortization of acquisition-related intangible assets	2,974	640
Stock-based compensation	73,011	70,790
Net gain on sale of available-for-sale securities	(129)	—
Amortization of investments, net	2,575	—
Deferred income tax benefit	(5,629)	(3,367)
Tax effect of employee stock plans	5,405	14,381
Excess tax benefit from employee stock plans	(4,165)	(20,790)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(111,231)	(116,000)
Inventories	(2,494)	(35,569)
Other assets	29,517	5,478
Accounts payable and other liabilities	12,509	(34,670)
Deferred income and allowances on sales to distributors	95,961	120,475
Income taxes payable	(8,753)	(650)
Deferred compensation plan obligations	(5,489)	(2,001)
Net cash provided by operating activities	459,449	460,505
Cash Flows from Investing Activities:
Purchases of property and equipment	(31,216)	(53,712)
Proceeds from sales of deferred compensation plan securities, net	5,489	2,001
Purchases of available-for-sale securities	(258,809)	(819,662)
Proceeds from sale and maturity of available-for-sale securities	228,292	135,650
Acquisitions, net of cash acquired	(145,321)	—
Purchases of intangible assets	—	(2,280)
Purchases of other investments	(2,101)	(4,510)
Net cash used in investing activities	(203,666)	(742,513)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through various stock plans	38,748	37,514
Shares withheld for employee taxes	(24,787)	(30,529)
Payment of dividends to stockholders	(112,175)	(83,570)
Payment of debt assumed in acquisitions	(22,000)	—
Proceeds from issuance of long term debt	—	500,000
Repayment of credit facility	—	(500,000)
Long-term debt and credit facility issuance costs	—	(5,244)
Repurchases of common stock	(60,276)	(179,057)
Excess tax benefit from employee stock plans	4,165	20,790
Net cash used in financing activities	(176,325)	(240,096)
Net increase (decrease) in cash and cash equivalents	79,458	(522,104)
Cash and cash equivalents at beginning of period	2,876,627	3,371,933
Cash and cash equivalents at end of period	$2,956,085	$2,849,829

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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The consolidated operating results for the three and nine months ended September 27, 2013 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

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

Note 3 — Acquisitions

During the three months ended June 28, 2013, we completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from our acquisitions, see Note 4 - Goodwill and for information on the classification of intangible assets, see Note 5 - Acquisition-Related Intangible Assets, Net. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We have no outstanding debt as of September 27, 2013 relating to these acquisitions. These acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations.

As of September 27, 2013, we had not yet finalized the valuation of the deferred tax assets in connection with these acquisitions. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

Note 4 — Goodwill

Goodwill activity was as follows:

Nine Months Ended
(In thousands)	September 27, 2013
Beginning Balance	$2,329
Additions due to acquisitions	90,744
Ending Balance	$93,073

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Note 5 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	September 27, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$43,070	$(3,270)	$39,800	9.2 years
Customer relationships	12,910	(1,123)	11,787	6.8 years
Trade name	3,700	(148)	3,552	8.9 years
Non-competition agreements	700	(125)	575	2.0 years
Other intangible assets	930	(744)	186	1.2 years
Acquisition-related intangible assets, net subject to amortization	61,310	(5,410)	55,900
In-process research & development	30,600	—	30,600
Total acquisition-related intangible assets, net	$91,910	$(5,410)	$86,500

	December 31, 2012
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$5,670	$(1,342)	$4,328	8.8 years
Customer relationships	910	(364)	546	5.0 years
Other intangible assets	730	(730)	—	1.0 year
Acquisition-related intangible assets subject to amortization, net	7,310	(2,436)	4,874
Total acquisition-related intangible assets, net	$7,310	$(2,436)	$4,874

Based on the carrying value of acquisition-related intangible assets, net as of September 27, 2013, the annual amortization expense for acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2013 (remaining three months)	$1,850
2014	7,398
2015	7,186
2016	6,867
2017	6,692
Thereafter	25,907
Total	$55,900

Note 6 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	September 27, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$55,645	$—	$—	$55,645	$55,645	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,875,377	—	—	2,875,377	2,875,377	—	—
U.S. treasury securities	595,841	18	(1,369)	594,490	22,525	50,248	521,717
Subtotal	3,471,218	18	(1,369)	3,469,867	2,897,902	50,248	521,717

Level 2:
U.S. agency securities	59,850	35	(27)	59,858	2,538	14,272	43,048
Non-U.S. government securities	17,389	5	(1)	17,393	—	9,338	8,055
Municipal bond	1,606	—	(6)	1,600	—	606	994
Corporate securities	216,277	371	(116)	216,532	—	76,695	139,837
Subtotal	295,122	411	(150)	295,383	2,538	100,911	191,934
Total	$3,821,985	$429	$(1,519)	$3,820,895	$2,956,085	$151,159	$713,651

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$89,194	$—	$—	$89,194	$89,194	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,739,904	—	—	2,739,904	2,739,904	—	—
U.S. treasury securities	564,713	5,231	(3)	569,941	33,519	22,493	513,929
Subtotal	3,304,617	5,231	(3)	3,309,845	2,773,423	22,493	513,929

Level 2:
U.S. agency securities	116,802	58	(1)	116,859	11,799	53,438	51,622
Non-U.S. government securities	11,644	10	(2)	11,652	—	2,730	8,922
Municipal bond	1,372	1	—	1,373	—	752	621
Corporate securities	193,048	436	(64)	193,420	2,211	61,545	129,664
Subtotal	322,866	505	(67)	323,304	14,010	118,465	190,829
Total	$3,716,677	$5,736	$(70)	$3,722,343	$2,876,627	$140,958	$704,758

We have certain cost method investments of approximately $7.0 million. These investments are included within Other assets, net  in our consolidated balance sheets.

The adjusted cost and estimated fair value of marketable debt securities (corporate securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of September 27, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 27, 2013
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$176,134	$176,222
Due after one year through five years	714,829	713,651
	$890,963	$889,873

As of September 27, 2013, $609.7 million of our total available-for-sale securities has been in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $1.5 million. As of December 31, 2012, $118.7 million of the total available-for-sale securities was in a continuous loss position for less than 12 months with a gross unrealized loss of $0.1 million.

Note 7 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	September 27, 2013	December 31, 2012
Gross accounts receivable	$436,961	$324,260
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(40)	(52)
Accounts receivable, net	$436,421	$323,708

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Sales to distributors	76%	69%	76%	70%
Sales to OEMs	24%	31%	24%	30%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	41%	40%	41%	39%
Macnica, Inc. (“Macnica”)	23%	19%	23%	21%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three and nine months ended September 27, 2013 or September 28, 2012.

One OEM accounted for 11% and 12%, respectively, of our net sales for quarterly and year-to-date periods ended September 27, 2013, and 16% and 18%, respectively, for the quarterly and year-to-date periods ended September 28, 2012.

As of September 27, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 40% and 44%, respectively, of our total accounts receivable. As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 27, 2013 or December 31, 2012.

Note 8 — Inventories

Inventories were comprised of the following:

(In thousands)	September 27, 2013	December 31, 2012
Raw materials	$8,926	$12,447
Work in process	113,900	88,643
Finished goods	35,615	51,631
Total inventories	$158,441	$152,721

Note 9 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	September 27, 2013	December 31, 2012
Land and land rights	$23,157	$23,157
Buildings	158,566	159,247
Equipment and software	269,758	256,725
Office furniture and fixtures	24,338	24,531
Leasehold improvements	12,303	11,915
Construction in progress	3,417	1,705
Property and equipment, at cost	491,539	477,280
Accumulated depreciation	(292,897)	(271,132)
Property and equipment, net	$198,642	$206,148

Depreciation expense was $10.8 million and $31.2 million for the three and nine months ended September 27, 2013. Depreciation expense was $8.7 million and $23.7 million for the three and nine months ended September 28, 2012. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	September 27, 2013	December 31, 2012

Deferred revenue on shipment to distributors	$461,748	$363,641
Deferred cost of sales on shipment to distributors	(29,449)	(28,101)
Deferred income on shipment to distributors	432,299	335,540
Other deferred revenue (1)	12,406	10,453
Total	$444,705	$345,993

(1)	Principally represents revenue deferred on our software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012

Balance at beginning of period	$345,993	$279,876
Deferred revenue recognized upon shipment to distributors	4,343,526	4,006,945
Deferred cost of sales recognized upon shipment to distributors	(194,429)	(181,660)
Revenue recognized upon sell-through to end customers	(776,649)	(763,141)
Cost of sales recognized upon sell-through to end customers	190,124	176,455
Earned distributor price concessions (1)	(3,410,814)	(3,057,927)
Returns	(57,532)	(61,531)
Other	4,486	1,334
Balance at end of period	$444,705	$400,351

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

Note 11 — Accumulated Other Comprehensive (Loss)/ Income

The following table presents the components of, and the changes in, accumulated other comprehensive (loss)/ income, net of tax:

(In thousands)	December 31, 2012	Other Comprehensive (Loss)/ Income	September 27, 2013

Accumulated unrealized gain (loss) on available-for-sale securities, net of tax	$5,592	$(6,721)	$(1,129)
Accumulated other comprehensive income/ (loss)	$5,592	$(6,721)	$(1,129)

Note 12 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Basic:

Net income	$119,432	$157,489	$341,131	$436,002
Basic weighted shares outstanding	320,445	319,870	320,266	321,200
Net income per share	$0.37	$0.49	$1.07	$1.36

Diluted:

Net income	$119,432	$157,489	$341,131	$436,002

Weighted shares outstanding	320,445	319,870	320,266	321,200
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	3,060	3,690	3,089	4,075

Diluted weighted shares outstanding	323,505	323,560	323,355	325,275

Net income per share	$0.37	$0.49	$1.05	$1.34

In applying the treasury stock method, we excluded 1.9 million stock option shares and restricted stock unit shares for each of the three and nine month periods ended September 27, 2013, and 1.7 million and 1.4 million stock option shares and restricted stock unit shares for the three and nine months ended September 28, 2012, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 13 — Credit Facility and Long-Term Debt

Credit Facility

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of September 27, 2013. As of September 27, 2013, we have not borrowed any funds under the Facility.

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

We received net proceeds of $495.5 million from issuance of the Notes, after deduction of issuance costs of $3.7 million and a discount of $0.8 million. The debt issuance costs and discount are recorded in Other assets, net and are being amortized to interest expense over five years using the effective interest method. We used the net proceeds of the Notes to re-pay our former credit facility.

The estimated fair value of Altera's long-term debt was approximately $497.5 million at September 27, 2013. Our long-term debt is classified within Level 1 of the fair value hierarchy and the estimated fair value of the debt is based on quoted market prices.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 27, 2013, we had approximately $132.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2021. There have been no significant changes to our operating lease obligations since December 31, 2012.

Legal Proceedings

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation (“Lattice”) alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. In January 2013, Intellectual Ventures and Microsemi announced a settlement agreement, which included a dismissal of all claims against Microsemi. In March 2013, Intellectual Ventures and Lattice announced a settlement agreement, which included a dismissal of all claims against Lattice. At this stage in the litigation, we believe that the resolution of this case will not have a material adverse impact on our consolidated results of operations.

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

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation regarding the 2004 through 2007 tax years. The concession only impacted our 2007 tax year. Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves.

Altera and the IRS agreed to file motions for partial summary judgment regarding one of the remaining inter-company transactions subject to litigation for the 2004 through 2007 tax years.  As part of the partial summary judgment process, both sides filed three briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present our legal arguments on other inter-company transactions that are subject to litigation to the U.S. Tax Court during 2014.

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

We have issued PRSUs to a certain group of senior executives with vesting that is contingent on both market performance and continued service ("market-based PRSUs"). For market-based PRSUs issued in 2012 and 2013, the number of shares of Altera stock to be received at vesting will range from 0% to 200% of the target amount based on the percentage by which our total shareholder return ("TSR") exceeds or falls below the Philadelphia Semiconductor Index ("SOX") TSR during a 3-year measurement period. We estimate the fair value of market-based PRSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Altera and SOX price volatility, the correlation between Altera and the SOX index, and dividend yields. Compensation expense is recognized ratably over the 3-year measurement period.

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Cost of sales	$515	$492	$1,460	$1,416
Research and development expense	11,324	11,065	32,125	31,393
Selling, general, and administrative expense	13,898	13,033	39,426	37,981
Pre-tax stock-based compensation expense	25,737	24,590	73,011	70,790
Less: income tax benefit	(6,720)	(6,606)	(18,908)	(18,412)
Net stock-based compensation expense	$19,017	$17,984	$54,103	$52,378

No stock-based compensation was capitalized during any period presented above. As of September 27, 2013, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, market-based PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $174.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.5 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of ESPP and RSUs were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
ESPP purchase rights:
Expected term (in years)	—	—	1.0	1.0
Expected stock price volatility	—	—	31.2%	39.1%
Risk-free interest rate	—	—	0.1%	0.2%
Dividend yield	—	—	1.3%	0.9%
Weighted-average estimated fair value	$—	$—	$8.41	$10.54

RSUs:
Risk-free interest rate	0.5%	0.3%	0.3%	0.3%
Dividend yield	1.7%	1.1%	1.2%	1.0%
Weighted-average estimated fair value	$33.41	$35.68	$32.20	$33.52

On May 6, 2013 and July 30, 2012, we granted 262,647 and 66,489 market-based PRSUs, respectively, to a certain group of senior executives. As of September 27, 2013, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested. For market-based PRSU grants made on May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $33.03 and $41.18, respectively.

A summary of activity for our RSUs and PRSUs for the nine months ended September 27, 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 27, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	6,960	$34.03
Grants	2,663	$33.20
Vested	(2,359)	$31.05
Forfeited	(426)	$34.97
Outstanding, September 27, 2013	6,838	$34.68	1.6	$252,746
Vested and expected to vest, September 27, 2013	5,991	$34.68	1.5	$221,439

(1)
Aggregate intrinsic value represents the closing price per share of our stock on September 27, 2013, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of September 27, 2013.

A summary of stock option activity for the nine months ended September 27, 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 27, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2012	5,163	$25.81
Grants	72	$14.79
Exercises	(1,378)	$20.51
Forfeited/Cancelled/Expired	(8)	$25.65
Outstanding, September 27, 2013	3,849	$27.51	4.3	$40,748
Exercisable, September 27, 2013	2,820	$24.50	2.8	$37,260
Vested and expected to vest, September 27, 2013	3,736	$27.27	4.1	$40,385

(1)
For those stock options with an exercise price below the closing price per share on September 27, 2013, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on September 27, 2013, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 27, 2013.

For the three and nine months ended September 27, 2013, 0.5 million and 1.4 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 27, 2013 was $7.9 million and $19.9 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received as a result of stock option exercises during the three and nine months ended September 27, 2013 was $11.5 million and $28.3 million, respectively.

As of September 27, 2013, our 2005 Equity Incentive Plan had a total of 28.3 million shares reserved for future issuance, of which 18.6 million shares were available for future grants.

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

We sold 390,077 shares of common stock under the ESPP at a price of $26.87 during the nine months ended September 27, 2013, and 304,468 shares of common stock under the ESPP at a price of $30.23 during the nine months ended September 28, 2012. As of September 27, 2013, 3.5 million shares were available for future issuance under the ESPP.

Note 16 — Stockholders’ Equity

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 41.1 million shares remaining for further repurchases under our stock repurchase program as of September 27, 2013. Since the inception of the stock purchase program through September 27, 2013, we have repurchased a total of 191.9 million shares of our common stock at an aggregate cost of $4.1 billion.

During the nine months ended September 27, 2013, we repurchased 1.9 million shares of our common stock for a total of $60.3 million under our stock repurchase program at an average price per share of $32.54. During the nine months ended September 28, 2012, we repurchased 5.3 million shares of our common stock for a total of $179.1 million under our stock repurchase program at an average price per share of $33.72. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings in our consolidated balance sheets.

Note 17 — Income Taxes

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

On January 31, 2013, the IRS conceded an adjustment for certain inter-company transactions in our litigation regarding the 2004 through 2007 tax years.  The concession only impacted our 2007 tax year. Our other inter-company transactions continue to be subject to litigation for 2004 through 2007. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves.

Altera and the IRS agreed to file motions for partial summary judgment regarding one of the remaining inter-company transactions subject to litigation for the 2004 through 2007 tax years.  As part of the partial summary judgment process, both sides filed three briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present our legal arguments on other inter-company transactions that are subject to litigation to the U.S. Tax Court during 2014.

On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

Other significant jurisdictions in which we are or may be subject to examination for fiscal years 2002 forward include China (including Hong Kong), Denmark, Ireland, Malaysia, Japan, Canada, United Kingdom and the state of California. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it is possible that our gross unrecognized tax benefits may change within the next twelve months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of potential adjustments to the balance of gross unrecognized tax benefits.

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 27, 2013 was 6.7% compared to 11.3% for the three months ended September 28, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2013 compared to 2012, and the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the three months ended September 27, 2013, we reversed $30.3 million of liabilities and the related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by $27 million of tax accrued on foreign dividends.

Our effective tax rate for the nine months ended September 27, 2013 was 4.4%, compared with 4.0% for the nine months ended September 28, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the nine months ended September 27, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years, $2.3 million of liabilities for uncertain tax positions relating to changes in estimate for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and the related interest, which was substantially offset by $27 million of tax accrued on foreign dividends.

As of September 27, 2013, we had total gross unrecognized tax benefits of $268.7 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $47.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of September 27, 2013 and December 31, 2012, respectively.

In connection with one of our acquisitions during the nine months ended September 27, 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in Other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

Note 18 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 27, 2013, there were 122 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $78.7 million and $77.4 million as of September 27, 2013 and December 31, 2012, respectively.

Investment earnings from the NQDC Plan are recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment gain also represents an increase in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income.

Compensation expense associated with our NQDC Plan obligations is offset by the gain from the related securities. The net effect of investment earnings and related compensation expense has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	September 27, 2013	December 31, 2012

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$20,270	$17,116
Equity securities	26,210	29,902
Mutual funds	30,048	27,073
Subtotal	76,528	74,091

Level 2:
Fixed income securities	2,144	3,346
Total	$78,672	$77,437

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of September 27, 2013 and December 31, 2012.

Note 19 — Declaration of Dividend Subsequent to September 27, 2013

On October 21, 2013, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on December 2, 2013 to stockholders of record on November 12, 2013.

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

RESULTS OF OPERATIONS

Sales Overview

We design, manufacture, and market high-performance, high-density programmable logic devices, or PLDs; HardCopy® ASIC devices; PowerSoCs; pre-defined software design building blocks known as intellectual property cores, or IP cores; and associated development tools.

Our net sales of $445.9 million for the three months ended September 27, 2013, decreased by $49.1 million, or 10%, from our net sales of $495.0 million for the three months ended September 28, 2012. Our net sales of $1.28 billion for the nine months ended September 27, 2013, decreased by $65.4 million, or 5%, from our net sales of $1.34 billion for the nine months ended September 28, 2012. The decrease in net sales for both the three and nine-month periods was mainly due to a typical decline in Mature and Other Products coupled with a moderate decline in Mainstream Products as our new technologies are being adopted. Sales of New Products had strong growth in both the three and nine-month periods as we continue to experience growth in our 28-nm and 40-nm products. Net sales declined in the Telecom & Wireless and Other vertical markets, partially offset by a slight increase in the Industrial Automation, Military and Automotive vertical market for both periods. We experienced declines in all geographies with the exception of Japan, which exhibited modest growth for the three-month period ended September 27, 2013 from the three month period ended September 28, 2012. We experienced a decrease in net sales in the Americas and Asia Pacific, offset by growth in EMEA and Japan for the nine-month period ended September 27, 2013 from the nine-month period ended September 28, 2012.

The net sales of FPGAs and CPLDs as a percentage of total net sales for both the three and nine-month periods ended September 27, 2013 remained consistent with the prior year.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

New	44%	31%	41%	27%	16%	41%	29%	33%
Mainstream	26%	32%	28%	(25)%	0%	28%	31%	(15)%
Mature and Other	30%	37%	31%	(28)%	(1)%	31%	40%	(25)%
Net Sales	100%	100%	100%	(10)%	6%	100%	100%	(5)%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

Telecom & Wireless	41%	45%	42%	(18)%	3%	41%	44%	(10)%
Industrial Automation, Military & Automotive	23%	20%	22%	1%	11%	22%	21%	2%
Networking, Computer & Storage	19%	17%	18%	0%	13%	19%	17%	2%
Other	17%	18%	18%	(12)%	(1)%	18%	18%	(7)%
Net Sales	100%	100%	100%	(10)%	6%	100%	100%	(5)%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX and Classic families. Other Products consist of our Enpirion PowerSoCs, HardCopy ASIC devices and other masked programmed logic devices, configuration devices, software and other tools and IP cores.

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

FPGA	82%	82%	83%	(11)%	4%	83%	83%	(5)%
CPLD	9%	9%	9%	(3)%	12%	9%	9%	(8)%
Other Products	9%	9%	8%	(7)%	13%	8%	8%	4%
Net Sales	100%	100%	100%	(10)%	6%	100%	100%	(5)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

Americas	18%	19%	17%	(11)%	15%	18%	18%	(2)%
Asia Pacific	39%	43%	39%	(18)%	6%	39%	44%	(15)%
EMEA	28%	25%	28%	(1)%	5%	28%	24%	9%
Japan	15%	13%	16%	2%	(3)%	15%	14%	1%
Net Sales	100%	100%	100%	(10)%	6%	100%	100%	(5)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 65% to 80% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors. Total price concessions earned by distributors were $3.4 billion and $3.1 billion for the nine months ended September 27, 2013 and September 28, 2012, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $57.5 million and $61.5 million for the nine months ended September 27, 2013 and September 28, 2012, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2013	September 28, 2012	June 28, 2013	September 27, 2013	September 28, 2012

Gross Margin Percentage	68.3%	69.3%	68.0%	68.5%	69.6%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a quarterly basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended September 27, 2013 decreased by 1.0 point compared with the same period of 2012. Our gross margin percentage for the nine months ended September 27, 2013 decreased by 1.1 points compared with the same period of 2012. The decrease in both the three and nine-month periods is primarily attributable to an unfavorable mix within vertical markets and unfavorable customer product mix, when compared with the same periods of 2012.

Research and Development Expense

Research and development expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new products, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

Research and Development Expense	$95.3	$91.4	$95.5	4%	0%	$278.5	$265.6	5%
Percentage of Net Sales	21.4%	18.5%	22.6%			21.8%	19.8%

Research and development expense for the three months ended September 27, 2013 increased by $3.9 million, or 4%, compared with the three months ended September 28, 2012. The increase was primarily attributable to a $7.3 million increase in personnel-related costs due to an increase in the number of employees to support product development and from our recent acquisitions, a $1.5 million increase in depreciation expense, a $1.2 million increase in professional services and a $1.0 million increase in rental expenses in connection with our product development activities. These increases were partially offset by a $6.5 million decrease related to timing of external costs for product development.

Research and development expense for the nine months ended September 27, 2013 increased by $12.9 million, or 5%, compared with the nine months ended September 28, 2012. The increase was primarily attributable to a $22.5 million increase in personnel-related costs due to an increase in the number of employees to support product development and from our recent acquisitions, a $5.6 million increase in depreciation expense, and a $3.1 million increase in professional services in connection with our product development activities. These increases were partially offset by a $19.3 million decrease related to timing of external costs for product development.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 27, 2013	September 28, 2012	June 28, 2013			September 27, 2013	September 28, 2012

Selling, General and Administrative Expense	$78.9	$74.2	$77.9	6%	1%	$235.4	$215.8	9%
Percentage of Net Sales	17.7%	15.0%	18.5%			18.4%	16.1%

Selling, general, and administrative expense for the three months ended September 27, 2013 increased by $4.7 million, or 6%, compared with the three months ended September 28, 2012. The increase was primarily attributable to a $3.0 million increase in personnel-related costs due to an increase in the number of employees to support the business, a $2.1 million increase in professional services, and a $0.9 million increase in stock-based compensation expense.

Selling, general, and administrative expense for the nine months ended September 27, 2013 increased by $19.6 million, or 9%, compared with the nine months ended September 28, 2012. The increase was primarily attributable to a $10.2 million increase in personnel-related costs due to an increase in the number of employees to support the business, a $3.4 million increase in professional services, a non-recurring $3.0 million increase in local, non-income taxes, a $1.8 million increase in depreciation expense, and a $1.4 million increase in stock-based compensation expense.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $1.6 million and $2.3 million for the three and nine months ended September 27, 2013, respectively, when compared with the same periods in 2012, primarily due to acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or losses earned by the NQDC Plan are recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment gain of $3.5 million and $6.7 million on NQDC Plan assets for the three and nine months ended September 27, 2013, respectively. We reported a net investment gain of $3.3 million and $6.7 million on NQDC Plan assets for the three and nine months ended September 28, 2012. These amounts resulted from the overall market performance of the underlying securities. The investment (gain) / loss also represents an (increase) /decrease in the future payout to employees and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense associated with our deferred compensation plan obligations is offset by (gains) from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 18 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in high-quality fixed income securities, decreased by $0.6 million and increased by $0.7 million for the three and nine months ended September 27, 2013, respectively, when compared with the same periods in 2012, primarily due to the change in composition of investments in our portfolio.

Interest Expense

Interest expense increased by $3.0 million for the nine months ended September 27, 2013, when compared to the same period in the prior year, primarily due to the long-term debt issued in the second quarter of 2012, which has a higher effective interest rate than the former credit facility. The increase for the nine months ended September 27, 2013 also includes a one-time interest charge on debt assumed in connection with our recent acquisition activity in the second quarter of 2013. Our interest expense was relatively flat for the three-month period ended September 27, 2013, compared to the same period in 2012.

Income tax expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 27, 2013 was 6.7% compared to 11.3% for the three months ended September 28, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2013 compared to 2012, and the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the three months ended September 27, 2013, we reversed $30.3 million of liabilities and the related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by $27 million of tax accrued on foreign dividends.

Our effective tax rate for the nine months ended September 27, 2013 was 4.4%, compared with 4.0% for the nine months ended September 28, 2012. The net change in our effective tax rate was primarily due to higher one-time tax benefits in 2012 compared to 2013, partially offset by the reinstatement of the U.S. federal research and development tax credit in 2013 which had expired in 2011. During the nine months ended September 27, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years and the related interest, $2.3 million of liabilities for uncertain tax positions relating to changes in estimate for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and related interest, which was substantially offset by $27 million of tax accrued on foreign dividends.

As of September 27, 2013, we had total gross unrecognized tax benefits of $268.7 million which, if recognized, would impact our effective tax rate. On December 31, 2012, we had total gross unrecognized tax benefits of $275.9 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $47.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of September 27, 2013 and December 31, 2012, respectively.

In connection with one of our acquisitions during the nine months ended September 27, 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In May 2012, we issued 1.75% senior notes that will mature on May 15, 2017 (the “Notes”) in the aggregate principal amount of $500 million. We used the net proceeds to repay our former credit facility. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of September 27, 2013, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

We currently use cash to fund dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our existing cash, cash equivalents, investments, together with cash expected to be generated from operations, the Facility and our access to capital markets will be sufficient to satisfy our operations, cash dividends, capital expenditures and stock repurchases over the next 12 months.

Share Repurchases and Dividends

On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 41.1 million shares remaining for further repurchases under our stock repurchase program as of September 27, 2013. Since the inception of the stock purchase program through September 27, 2013, we have repurchased a total of 191.9 million shares of our common stock for an aggregate cost of $(4.1) billion. Management believes that this authorization is sufficient to support the company's share repurchase objectives through mid-2015.

During the nine months ended September 27, 2013, we paid $112.2 million in cash dividends to stockholders, representing $0.15 per common share for $48.2 million in the third quarter of 2013 and $0.10 per common share for an aggregate of $64.0 million for the first and second quarters of 2013. On October 21, 2013, our board of directors declared a cash dividend of $0.15 per share for the fourth quarter of 2013.

Shelf Registration Statement

We have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue senior debt securities from time to time in one or more offerings. Each issuance under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

Cash Flows

Our cash and cash equivalents balance during the nine months ended September 27, 2013 increased by $79.5 million. The change in cash and cash equivalents was as follows:

	Nine Months Ended
(In thousands)	September 27, 2013	September 28, 2012

Net cash provided by operating activities	$459,449	$460,505
Net cash used in investing activities	(203,666)	(742,513)
Net cash used in financing activities	(176,325)	(240,096)
Net increase (decrease) in cash and cash equivalents	$79,458	$(522,104)

Operating Activities

For the nine months ended September 27, 2013, our operating activities provided $459.4 million in cash, primarily attributable to net income of $341.1 million, adjusted for non-cash stock-based compensation expense of $74.3 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $37.2 million, net amortization of investments of $2.6 million and a deferred income tax benefit of $5.6 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $111.2 million increase in Accounts receivable, net, a $2.5 million increase in Inventories, a $29.5 million decrease in Other assets, a $12.5 million increase in Accounts payable and other liabilities, a $96.0 million increase in Deferred income and allowances on sales to distributors, and an $8.8 million decrease in Income taxes payable.

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

The $111.2 million increase in Accounts receivable, net, and the $96.0 million increase in Deferred income and allowances on sales to distributors, principally relate to increased gross billings to distributors near the end of the period.

The $2.5 million increase in Inventories is attributable to an increase in purchases to support new products near the end of the period.

The $29.5 million decrease in Other assets primarily resulted from a decrease in prepaid income taxes and other prepaid items.

The $12.5 million increase in Accounts payable and other liabilities is attributable to an increase in inventory purchases primarily for new products, and an increase in accrued compensation partially resulting from our recent acquisitions. These items were partially offset by an increase in vendor payments and various other accrued items as a result of timing.

The $8.8 million decrease in Income taxes payable is primarily related to the reversal of uncertain tax positions for the expiration of foreign and domestic statutes of limitation, changes in estimates for certain foreign jurisdictions, and the benefits resulting from the extension of federal research and development credits through December 31, 2013, offset by the additional accrued tax liabilities for foreign jurisdictions and for uncertain tax positions.

Investing Activities

Cash used in investing activities in the nine months ended September 27, 2013, primarily consisted of purchases of available for sale securities of $258.8 million, acquisitions of $145.3 million (net of cash acquired), purchase of other investments of $2.1 million and purchases of property and equipment of $31.2 million, partially offset by proceeds from sales and maturities of available-for-sale securities of $228.3 million and proceeds from sales of deferred compensation plan securities, net of $5.5 million.

Financing Activities

Cash used in financing activities in the nine months ended September 27, 2013, primarily consisted of cash dividend payments of $112.2 million, repurchases of common stock of $60.3 million, the payment of debt assumed from acquisitions of $22.0 million, and minimum statutory withholding for vested restricted stock units of $24.8 million. These items were partially offset by proceeds of $38.7 million from the issuance of common stock to employees through our employee stock plans and the excess tax benefit from stock-based compensation of $4.2 million.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases, and other strategic investments.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 27, 2013, we had approximately $132.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of September 27, 2013, we had $3.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

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

As of September 27, 2013, we had total gross unrecognized tax benefits of $268.7 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of September 27, 2013, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 27, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On October 21, 2013, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on December 2, 2013 to stockholders of record on November 12, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $889.9 million as of September 27, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, and municipal bonds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2012 would have affected the fair value of our investment portfolio by approximately $21.1 million.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our Non-Qualified Deferred Compensation Plan. A hypothetical ten percent adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars has been insignificant. If foreign currency rates were to fluctuate by ten percent from rates in effect at September 27, 2013, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of September 27, 2013, we had repurchased 191.9 million shares for an aggregate cost of $4.1 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended September 27, 2013, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
6/29/2013-7/26/2013	161	$32.93	161	41,139

	161		161
(1) No shares were purchased outside of publicly announced plans or programs.
(2) An additional 30 million shares were approved for repurchase by the board of directors in August 2013.

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