Form 10-K
period 2013-12-30
ALTERA CORP
filed 2014-02-14
CIK 768251

-2--

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10,513,223,806 as of June 28, 2013, based upon the closing sale price on the NASDAQ Global Select Market for that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive. There were 317,564,307 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Examples of forward-looking statements include statements regarding:

• the growth prospects of the semiconductor industry and PLD market, including the FPGA sub-segment (see “Item 1: Business - PLD Market Overview” and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”);
• trends in our future sales, including our opportunities for growth by displacing ASICs, ASSPs and other fixed function chip alternatives (see “Item 1: Business - Company Overview”, "Item 1: Business - PLD Market Overview");
• the planned introduction and commercial success of our new products (see “Item 1: Business - Products”, Item 1: Business - Research and Development" and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”);
• our market share in relation to competitors (see “Item 1: Business - PLD Market Overview”);
• the development trend of the “process technology gap”(see “Item 1: Business - Company Overview");
• the analysis that our new product families are more "silicon convergence-friendly" (see “Item 1: Business - Company Overview”);
• our plan to continue making purchases under the stock purchase program (see “Item 5: Market for Registrant's
Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”);
• the effect of our agreement with Intel Corporation on our competitive position (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”);
• the growth opportunity offered by our recent and future embedded processor solutions (see "Item 1: Business - Company Overview", Item 1: Business - PLD Market Overview" and “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”);
• our research and development costs and efforts related to the development of new products (see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations”);
• the timing of shipments of our newer FPGA families (see “Item 1: Business - Products”);
• projections regarding if and when certain product sales may peak or decline (see “Item 1: Business - PLD Market Overview”);
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
• our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates (see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk”); and
• future payments required pursuant to other agreements and commitments (see “Item 3: Legal Proceedings”, “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” and “Note 12: Commitments and Contingencies” and “Note 16: Income Taxes” to our consolidated financial statements).

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

PART I

ITEM 1. BUSINESS.

Company Overview

Altera Corporation is a global semiconductor company that designs and sells a variety of products, including:

Programmable logic devices (“PLDs”), which consist of field-programmable gate arrays (“FPGAs”), including those referred to as systems-on-chip FPGAs ("SoC FPGAs") which incorporate hard embedded processor cores, and complex programmable logic devices (“CPLDs”). FPGAs and CPLDs are standard semiconductor integrated circuits, or chips, that our customers program to perform desired logic and processing functions in their electronic systems.

Highly integrated power devices, known as power system-on-chip devices ("PowerSoCs"), which simplify and drive the miniaturization of power circuitry typically found in the electronic systems of our PLD customers.

Pre-defined design building blocks, known as intellectual property (“IP”) cores, which can be licensed by customers to add standard functions to their PLD designs.

Proprietary development software, which operates on personal computers and engineering workstations, is used by customers to develop, compile, and verify their designs, and then program their designs into our PLDs.

Our goal is to be the leading supplier of programmable semiconductors and related products that enable electronic systems companies to rapidly and cost-effectively innovate and differentiate in their markets. We serve over 12,100 customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage, and Other vertical markets.

Altera was founded in 1983. Our headquarters are located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR.

An overview of vertical market applications for our products is shown in the following table:

VERTICAL MARKET	SUB-VERTICAL MARKET	APPLICATION/PRODUCT
TELECOM AND WIRELESS	TELECOM	• Transmission
• Access
	WIRELESS	• Mobile infrastructure
• Wireless local area networks ("LANs")
• Microwave
INDUSTRIAL AUTOMATION, MILITARY AND AUTOMOTIVE	INDUSTRIAL AUTOMATION	• Process control
• Security/energy
• Safety
	MILITARY	• Secure communications
• Radar
• Intelligence
	AUTOMOTIVE	• Driver assistance
• Infotainment
NETWORKING, COMPUTER AND STORAGE	NETWORKING	• Routers
• Switches
	COMPUTER	• Data centers / Servers
• Mainframes
	STORAGE	• Solid state drive ("SSD") and redundant array of independent disks ("RAID") storage systems
• Storage area networks ("SANs")
	OFFICE AUTOMATION	• Copiers
• Printers
OTHER	BROADCAST	• Studio
• Audio/video
	CONSUMER	• Set-top decoder boxes
• High definition television ("HDTV")
	MEDICAL	• Diagnostic imaging
	TEST	• Semiconductor
• Communications

How PLDs are used in Electronic Systems

Our customers design electronic systems that typically use three types of digital integrated circuits:

Processors, which include microprocessors, microcontrollers, graphics processors, and digital signal processors, control central computing tasks and signal processing.

Memory stores programming instructions and data.

Logic manages the interchange and manipulation of digital signals within a system.

System designers typically use standard architectures to meet their processor and memory needs. System differentiation may be realized through the development of software algorithms that are executed by a processor, as well as specialized hardware that has been designed into the logic circuits.

Most applications use one or more of the following types of semiconductor devices to implement designs:

Application-specific integrated circuits ("ASICs") - Often referred to as standard cells, ASICs are manufactured with custom designs created by the customer. An ASIC is developed with custom logic targeted to a specific end application. An ASIC may also include licensed microprocessor and memory cores which may allow limited software programmability through the modification of software algorithms that are executed on the microprocessor. Each ASIC has a targeted function used by a single customer in a single application.

Application-specific standard products (“ASSPs”) - ASSPs are standard devices that utilize a development methodology similar to that of an ASIC. However, in contrast to an ASIC, which is built for a single customer, an ASSP is built for a specific type of application targeted to a small number of customers. ASSPs are sometimes described as ASICs developed for multiple customers.

PLDs - Unlike ASICs and ASSPs, PLDs are standard products that can be customized for a wide range of applications. While originally developed for logic implementation, more recent PLD architectures have evolved to include various memory, digital signal processing ("DSP"), embedded microprocessor and even analog functionality. PLDs are typically sold to hundreds or thousands of customers. PLD flexibility offers many advantages including simple design changes, shorter design cycles, and lower development costs.

PLDs vs. ASICs and ASSPs

In a broad sense, PLDs, ASICs and ASSPs compete with each other because they may be used in the same types of applications in electronic systems. However, differences in cost, performance, density, flexibility, ease-of-use, and time-to-market dictate how much they directly compete for particular applications. The table below summarizes key characteristics of ASICs, ASSPs, and PLDs.

	ASIC	ASSP	PLD
CUSTOMIZABLE	Yes, by chip fabrication facility	No	Yes, by end user
ERASABILITY/REPROGRAMMABILITY	No	No	Yes
RELATIVE TIME TO MARKET	Slow	Immediate	Fast
RELATIVE UNIT COST	Low	Moderate	Moderate to high
CUSTOMER'S DEVELOPMENT COST	High	Low	Moderate
FIELD UPGRADABILITY	No	No	Yes

In contrast to ASICs, PLD designs are electronically programmed directly into the PLD. This means that the PLD is fully functional and verified when the design is completed, avoiding the lengthy and complex cycles required to verify and fabricate ASICs. User programmability allows PLD customers to test and revise their designs quickly and with lower development cost. In addition to these ease-of-use and time-to-market advantages, PLDs can be upgraded in the field, which allows customers to modify the PLD design after the electronic system has been shipped.

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

These design flexibility advantages historically resulted in a relatively high unit cost for PLDs. Programmability required a larger die size, which typically translated into a higher per-unit cost when compared with ASICs or ASSPs manufactured using the same process technology. As a result, unit volume for PLDs was typically lower than for ASICs or ASSPs. In addition to driving higher cost, the larger die area caused by programmable circuitry also had disadvantages in terms of performance and power consumption for PLDs when compared with ASICs or ASSPs manufactured using the same process technology. Over the past decade, however, certain trends have begun favoring PLDs over ASICs and ASSPs in an increasing number of applications.

Trends Favoring PLDs over ASICs and ASSPs: Semiconductor Economics and Silicon Convergence

As chip manufacturing becomes more advanced, the total cost of chip development increases, significantly increasing the revenue required to justify the development cost. Because an ASIC or ASSP revenue opportunity is limited to a single design or specific application, the revenue requirement to justify its increasingly high cost of development may not be achievable. As a means of reducing cost, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs. In contrast to ASIC and ASSP suppliers, PLD suppliers may aggregate revenue for a given PLD from a vast number of designs across market segments, thus allowing PLD suppliers to more readily absorb the increasing development cost associated with advanced process technology. As a result, leading PLD suppliers have continued to utilize the most advanced process technology. The figure below shows Altera's estimate of the growing "process technology gap" for new designs between PLDs and the ASIC alternative. (Note: Most common ASIC process node utilizes research from Gartner, Inc.).

10nm*
14nm*
20nm
28nm
32nm
40nm
45nm
65nm
90nm
130nm
180nm
Latest PLD
process node for new design
* FinFET
Technology
WIDENING
TECHNOLOGY
GAP
Most common ASIC
process node for new design
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015 & beyond

For our most current designs, PLD process technology is typically two or more generations more advanced than the most common ASIC and ASSP process technology. Consequently, the die size difference between PLDs versus ASICs and ASSPs has decreased in recent years. In many cases, it is no longer technologically feasible for ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and, at the same time, it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. We believe this has increased our opportunity to displace ASICs and ASSPs.

In order to compete effectively in their end markets, developers of electronic systems continuously seek ways to improve system performance, lower power consumption and reduce system cost. In reaction to the needs of system developers, state-of-the-art semiconductor design has moved increasingly toward silicon convergence, or the combination of multiple semiconductor types, including processors, analog devices, and memories, into a single device. Silicon convergence reduces the number of devices in a single system, minimizes the delay caused by chip-to-chip connectivity, and lessens the amount of input/ output ("I/O") switching power consumed. Silicon convergence is facilitated through the licensing of standard architectures for microprocessors as well as IP cores. Once licensed, the microprocessors and IP cores may be combined with additional circuitry such as memory cores and custom logic into a single integrated circuit.

We believe that innovations in PLD architecture and PLD development tools have also contributed to the increasing use of PLDs over ASICs and ASSPs. Newer PLD capabilities, such as high speed transceivers, embedded DSP and embedded microprocessors are helping current PLD architectures become more "silicon convergence-friendly" when compared to previous PLD architectures, thereby allowing electronics engineers to increasingly use PLDs to meet complex system requirements for performance, power consumption and cost. Licensed cores for microprocessors as well as a variety of IP are commercially available but licensed cores for PLDs are not generally available. We believe that customers will increasingly turn to PLD suppliers for not only logic functionality, but also for system integration, in both prototyping and production quantities.

FPGAs as Efficient Coprocessors

One of the most important semiconductor segments is the processor category. Processors comprise standard architectures that may be tailored towards particular end markets or core functions such as desktop computing, network processing, graphics processing, and digital signal processing. Software developers create software algorithms that run on the chosen processor platform in order to differentiate their electronic system.

The power consumption and speed of a developed software algorithm will differ depending on the processor architecture as well as the type of software algorithm. FPGA architectures can provide a much greater level of parallel processing by offering nearly one million small but flexible cores. FPGAs have been found to implement many algorithms at greater than an order of magnitude higher performance per watt than standard processor architectures. Recent advances in design software by FPGA suppliers have made the advantages of FPGAs more accessible to software developers familiar with C-code based development methodologies. Fundamental device architectural advantages and innovations in design software have led to the increasing use of FPGAs as efficient coprocessors, offloading the main processor and allowing FPGA suppliers to capture additional system content traditionally implemented in microprocessors (MPUs/ CPUs), graphics processors (GPUs), digital signal processors (DSPs) and microcontrollers (MCUs). Furthermore, FPGAs as efficient coprocessors, especially in data center-related applications within our Computer sub-vertical market, are providing PLD suppliers an additional growth opportunity beyond the traditional displacement of ASICs and ASSPs.

PLD Market Overview

Based on publicly available data and information derived from Gartner, Inc., an independent research firm, we estimate that the PLD market was approximately $4.5 billion in 2013. We also estimate that the combined portion of the ASIC and ASSP markets in 2013 that was accessible to PLDs was approximately $48.1 billion which represents significant PLD growth potential.

In addition to the accessible portion of the ASIC and ASSP market of $48.1 billion in 2013, we believe our recent and future embedded processor solutions, including recently introduced SoC FPGAs, which integrate ARM®-based hard processor systems, offer an additional accessible market of approximately $8.4 billion. This additional market opportunity offers significant overlap with the end equipment markets we currently serve.

The figure below shows the main types of semiconductors that PLDs may displace in future electronic systems, mapped against a pie chart of our 2013 revenue by vertical market.

Other
ASIC
MCU
Wireless - Baseband
ASIC
ASSP
Wireless - Radio
ASIC
MCU
Telecom
ASSP
Industrial, Military & Auto
MCU
DSP
ASSP
GPU
CPU
Networking
(service provider, enterprise)
Computer & Storage

Within the PLD market, there are two distinct sub-segments, CPLDs and FPGAs, which comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now account for approximately 85% of total PLD sales and are expected to continue to be the fastest growing segment of the PLD market.

Within the FPGA market, there are three main product types: high-end FPGAs, mid-range FPGAs and low-end FPGAs. The high-end FPGA category has historically represented a majority of total FPGA revenue. Increasing our FPGA market share and the further success of our new FPGA product families is important to our long-term growth and profitability. Since the initial introduction of our Stratix and Cyclone FPGA families in 2002, we have introduced several more FPGA families in the Stratix, Cyclone and Arria series of products, including our SoC devices that incorporate hard embedded processors.

Based on publicly available data and with information derived from Gartner, Inc., we estimate that our market share has increased or decreased over the last five years as follows:

Market Share	2008	2013

PLD(1)	36%	38%
FPGA	34%	37%
CPLD	40%	36%

(1)	Includes revenue from FPGA and CPLD sub-segments as well other products including development software, intellectual property, PowerSoCs, and HardCopy® devices

Competition

We compete with other PLD vendors to displace other semiconductor alternatives and for market share within the PLD market. Competition between PLD vendors is most intense in the “design-win” phase of the customer's design, when customers select products for use in the customer's electronic system. Customers often prefer to use the same PLD vendor in successive product generations. This "incumbency advantage" is driven by a customer's investment in building expertise with the PLD vendor's software and the re-use of portions of a design from prior generations. In addition, because each PLD vendor's products are proprietary, the cost to switch PLDs after a system has been designed and prototyped can be high. Therefore, a design win can provide the PLD vendor with a profitable revenue stream through the life of the customer's program.

The figure below illustrates our estimated life cycle for our devices. From the time a design win is secured, it can be two or more years before a customer starts volume production of its system. Typically, the customer selects the PLD vendor relatively early in a customer's design process, but it may take several years to complete system design, build prototypes, sample the marketplace for customer acceptance, make modifications and manufacture in volume. Thus, there is a delay between developing a competitive advantage and experiencing a shift in the PLD market, meaning that market share is a lagging indicator of relative competitive strength.

Production Peak
40nm FPGAs
65nm FPGAs
Past Peak
(Mainstream Products)
28nm FPGAs
Design Wins & Production Ramp
(New Products)
90nm FPGAs & Earlier
Ongoing Decline
(Mature Products)
20nm FPGAs
More Prototypes
Initial Production
Prototypes
Year 1
2
3
4
5
6
7
8
9
10
11
12
13
14
15

The principal competitive factors in the PLD market include:

•	Technical innovation

•	Device performance, power consumption, and features

•	Capability and productivity of software development tools

•	Availability, quality and capability of IP cores

•	Pricing and availability

•	Quality and reliability

•	Technical service and customer support

•	Manufacturing and operational competence

•	Customer familiarity with existing vendors and entrenched products

We believe that we compete favorably with respect to these factors and that our proprietary and tailored device architectures, embedded processor solutions, and installed base of software development systems provide an additional competitive advantage. Due to unique architectural innovation and advanced technologies, our new product families provide greater functionality and lower power consumption at a lower price for any given logic density compared with their predecessors. Newer product features such as hard embedded processors, multi-gigabit transceivers and floating point DSP blocks, as well as software advancements such as an efficient C-code software programming environment through support for OpenCL, have enhanced our design-win value over time.

We also believe that our new product families offer capabilities that allow us to compete more favorably against ASICs and ASSPs, as well as against other types of chips such as microcontrollers, microprocessors, graphics processors, and digital signal processors. Designers can add some of the functionality of these other chips to PLDs using pre-built and pre-verified IP cores. An IP core is typically offered in either a “hard” or “soft” form. Altera, at the time of chip development for our PLDs, can embed a hard IP core into the actual circuitry of the PLD. A soft IP core is a licensed design file that our customers incorporate into their design and program onto the PLD. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

Not only do we compete with other PLD vendors such as Lattice Semiconductor Corporation, Microsemi Corporation, and Xilinx Inc., but we may also encounter a variety of other semiconductor vendors during a given customer engagement. Other semiconductor companies with whom we may compete include Analog Devices Inc., Applied Micro Circuits Corporation, Avago Technologies, Broadcom Corporation, Freescale Semiconductor Inc., International Business Machines Corporation, Intel Corporation ("Intel"), Linear Technology Corporation, Marvell Technology Group, Ltd., Maxim Integrated Products Inc., Microchip Technology Inc., Nvidia Corporation, PMC-Sierra Inc., Renesas Electronics Corporation, ST Microelectronics, Texas Instruments Inc., Toshiba Semiconductor Company and Vitesse Semiconductor Corporation.

Products

Our products consist primarily of devices, IP cores and proprietary development tools. A brief overview of these products follows.

Devices

Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:

•	FPGAs, including SoC FPGAs that incorporate hard embedded processors

•	CPLDs

•	PowerSoCs

•	HardCopy ASICs

•	Configuration devices that store the programming code for our FPGAs

Our percentage of net sales by product category is as follows:

Product	2013	2012	2011

FPGAs	83%	84%	81%
CPLDs	9%	9%	10%
Other products (1)	8%	7%	9%
(1) Including PowerSoCs, HardCopy ASICs, configuration devices, IP cores, and development tools

Each device family has unique functional benefits and different density and performance specifications. Some of our latest device families, typically designed into new equipment, are summarized and described below.

Stratix Series High-End, System-Level FPGAs and SoC FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications requiring system integration across all our markets. Stratix FPGAs provide high performance and low total power consumption for the high-end FPGA segment. Our Stratix V GX and Stratix V GT FPGAs offer advanced transceiver capabilities for applications that require reliable, multi-gigabit serial data transfer rates of up to 28 Gbps. Our Stratix V GS FPGAs are optimized for applications requiring high performance, variable precision DSP. Our Stratix 10 FPGAs and SoC FPGAs, announced in 2013 with introduction planned for early 2015, will be our first FPGAs built on Intel’s 14 nm 3D Tri-Gate transistor technology, providing unmatched density, performance and power efficiency as well as the integration of 64 bit quad-core ARM CortexTM-A53 processors.

Arria Series Mid-Range FPGAs and SoC FPGAs

Our Arria® product families are built using advanced CMOS process technology and enable a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Arria V GX FPGAs offer signal integrity providing designers a high-quality and reliable solution for next-generation high-bandwidth systems across all of our markets, while our Arria V SoC FPGAs integrate a 32 bit dual-core ARM Cortex-A9 MPCore and an ARM-based hard processor system consisting of processor, peripherals, and memory interfaces with the FPGA fabric using a high-bandwidth interconnect backbone. Our Arria 10 FPGAs and SoC FPGAs, with initial shipments planned in early 2014, are built using advanced 20nm process technology and provide 28

Gbps transceiver capability, 1.5 GHz ARM hard processor system performance, while reducing power consumption by 40% compared to prior generation mid-range FPGAs.

Cyclone Series Low-Cost FPGAs and SoC FPGAs

Our Cyclone® product families are built using advanced CMOS process technology and bring programmable flexibility to cost-sensitive applications in all of our markets. Our Cyclone IV and Cyclone V FPGAs use low-power process technology to meet market requirements for low power consumption. Additionally, our Cyclone V GX FPGAs incorporate up to 12 integrated transceivers with data rates up to 5 Gbps. Architectural innovation allows Cyclone FPGAs to combine a low-cost structure with abundant device resources, making them ideal for high-volume applications. Our Cyclone V SoC FPGAs integrate a 32 bit dual-core ARM Cortex-A9 MPCore and an ARM-based hard processor system consisting of processor, peripherals, and memory interfaces with the FPGA fabric using a high-bandwidth interconnect backbone.

MAX Series CPLDs

Our MAX® families are instant-on, non-volatile CPLDs that are used in general purpose and portable designs for a broad range of electronics equipment. Our MAX V CPLDs have a low power architecture that significantly reduces total power consumption when compared with competing CPLDs. For the most demanding low-power and battery-operated portable applications, our MAX V CPLDs offer microamp standby current in ultra-small-chip packaging. Our MAX 10 CPLDs, with initial shipments planned in 2014, will provide cost improvements for high volume applications in the FPGA/CPLD category.

Enpirion PowerSoCs

Our Enpirion products deliver the industry’s first family of PowerSoC direct current ("DC") to DC converters featuring integrated inductors. They provide a combination of high efficiency, small footprint, and low noise performance in an integrated device. Enpirion PowerSoC devices can be used in conjunction with our FPGAs to provide customers a complete solution for system integration and power management in all of our end markets including enterprise server, storage, communications, industrial, and test and measurement applications.

HardCopy ASIC

Our HardCopy ASICs offer customers a migration path from select high density FPGA families to a low-cost ASIC for high-volume production. As a result, our customers not only enjoy the flexibility and time-to-market advantages of a high-density FPGA during the prototyping and early production phases, but may also convert the design to a HardCopy ASIC for high-volume production.

Intellectual Property Cores

IP cores are pre-verified building blocks that execute system-level functions. By incorporating more functionality and logic capacity on a programmable chip while providing the necessary design tools and IP cores to design a reliable system, we believe we can enhance the advantages of PLDs over competing solutions.

An IP core is typically offered in either a “hard” or “soft” form. A hard IP core is embedded into the actual circuitry of our chips, which yields a small die area and typically provides advantages in cost, performance, and power consumption. Our recent FPGA product generations have introduced hard IP cores such as embedded processor cores, floating point DSP blocks, multi-gigabit transceivers, and a variety of interface protocols.

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

Our development tools provide efficient support of both hardware and software programming environments. PLD users have typically implemented their designs within a hardware programming environment in which a hardware description language has been employed. With the increasing appeal of FPGAs as efficient coprocessors and the continued introduction of advanced SoC FPGAs that incorporate hard embedded processors, there has been an increasing demand from software developers who are more accustomed to a software programming environment in which a C-code based programming language is utilized. Software developers who develop in a C-code based programming language may utilize the OpenCL standard.

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

Research and Development

Our research and development activities focus primarily on PLDs, PowerSoCs, IP cores, and development software. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of new families in recent years, including the Stratix V, Stratix IV, Cyclone V, Cyclone IV, Arria V, and MAX V device families, as well as major enhancements to our IP core offerings and the Quartus II development platform. Our MAX and Arria 10 Series products are planned for initial shipment in 2014.

Our research and development costs, which are charged to expense as incurred, were $385.2 million in 2013, $359.6 million in 2012 and $324.2 million in 2011.

Patents, Trademarks, and Licenses

We rely on intellectual property laws, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology. Activities include:

•	Patents - As of December 31, 2013, we owned more than 3,000 United States patents and 490 foreign patents. We also had more than 1,200 patent applications pending worldwide.

•	Trademarks - We use, register and apply to register certain trademarks and service marks in the United States and foreign countries.

•	Product registrations - We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

•	When appropriate, we file lawsuits to protect our intellectual property rights.

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

All of our distributors stock inventory of our products. Distributors purchase products from us at a set distributor cost denominated in U.S. dollars. Title and risk of loss transfer upon shipment from our stocking locations, which are located in the Asia Pacific region at the independent subcontractors that we employ for test and assembly services or at our warehouse in San Jose. When products are shipped to a distributor, we generally defer revenue on the sale until the distributor sells the products in accordance with our revenue recognition policy. Consequently, the deferred revenue and the corresponding deferred cost of sales are recorded as a current liability under the caption Deferred income and allowances on sales to distributors. All payments to us are denominated in U.S. dollars. For a detailed discussion of our revenue recognition policy, see Note 2: Significant Accounting Policies - Revenue Recognition to our consolidated financial statements.

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

Our distributors periodically return certain amounts of unsold product and receive price concessions for unsold product if we reduce prices. For high-volume or competitive situations, we often provide price concessions to our distributors. A customer purchasing a small quantity of product from a distributor usually pays list price. However, a customer using our products in volume production, purchasing thousands or even hundreds of thousands of units, will often negotiate a substantial price discount from the distributor. Under these circumstances, the distributor will often negotiate and receive a price concession from Altera. These price concessions are negotiated in U.S. dollars. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions. This is a standard practice in the semiconductor industry, and we generally provide some level of price concession to every distributor.

Our net sales are the sum of our own direct sales to original equipment manufacturers, or OEMs, plus our distributors' resale of Altera products. For 2013, 2012 and 2011, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 77%, 71% and 73%, respectively, of our net sales. Arrow Electronics, Inc. including its affiliates (“Arrow”), our largest distributor, accounted for 41% of our net sales in 2013, 40% in 2012 and 39% in 2011. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for 23% of our net sales in 2013, 21% in 2012 and 21% in 2011. No other distributor accounted for more than 10% of our net sales in 2013, 2012 or 2011.

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

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 11% of net sales in 2013, 16% of net sales in 2012 and 13% of net sales in 2011. No other individual OEM accounted for more than 10% of net sales in 2013, 2012 or 2011.

International Sales

Sales outside of the U.S. and Canada constituted 82% of net sales in 2013, 82% of net sales in 2012 and 81% of net sales in 2011. Sales to Japan accounted for 16% of net sales in 2013, 14% of net sales in 2012 and 15% of net sales in 2011. Sales to China accounted for 29% of net sales in 2013, and 33% of net sales in each of 2012 and 2011. Except for the United States, China and Japan, no other country accounted for sales in excess of 10% of net sales during 2013, 2012 or 2011. For a detailed description of our sales by geographic region, see Item 7: Results of Operations - Sales by Geography, and Note 17: Segment and Geographic Information to our consolidated financial statements.

Backlog

Our backlog consists of distributor orders, as well as certain OEM orders, that are for delivery within the next three months. Our backlog of orders as of December 31, 2013 was approximately $1.7 billion, and was consistent with our backlog as of December 31, 2012.

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

Manufacturing

Wafer Supply

Die, cut from silicon wafers, are the essential components of all our devices and comprise a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we purchase our silicon wafers from independent semiconductor foundries instead of manufacturing them ourselves. This strategy allows us to take advantage of these suppliers' economies of scale and gives us direct and timely access to advanced process technology. Currently, we purchase our silicon wafers from Taiwan Semiconductor Manufacturing Company (“TSMC”), an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In 2013 we announced a new foundry relationship with Intel, which gives us access to Intel's 14 nm FinFET technology, and we may establish additional foundry relationships as they become economically beneficial or technically necessary.

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

Executive Officers

Our executive officers and their ages as of February 14, 2014 are as follows:

Name	Age	Position
John P. Daane	50	Chairman, President, and Chief Executive Officer
Scott A. Bibaud	51	Senior Vice President, Communications and Broadcast Business Division
Danny K. Biran	57	Senior Vice President, Corporate Strategy and Marketing
William Y. Hata	54	Senior Vice President, Worldwide Operations and Engineering
Bradley S. Howe	52	Senior Vice President, Research and Development
Kevin H. Lyman	59	Senior Vice President, Human Resources
Mark J. Nelson	48	Senior Vice President, Worldwide Sales
Ronald J. Pasek	53	Senior Vice President, Finance and Chief Financial Officer
Katherine E. Schuelke	51	Senior Vice President, General Counsel, and Corporate Secretary
Jeffrey W. Waters	49	Senior Vice President Military, Industrial and Computing Business Division

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

Danny K. Biran joined us in January 2005 as vice president, product and corporate marketing and became senior vice president, product and corporate marketing in May 2007. He became senior vice president, marketing in March 2009 and senior vice president, corporate strategy and marketing in January 2012. Prior to joining us, Mr. Biran was president and CEO of Silverback Systems from 2001 to 2005. Mr. Biran has over 30 years of semiconductor experience, including positions at LSI Logic Corporation and National Semiconductor.

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

Mark J. Nelson joined us in March 2004 as vice president of worldwide channel sales, and throughout his ten years with us has held several key management roles, most recently as vice president of sales, Europe, the Middle East and Africa ("EMEA"). In August 2012, Mr. Nelson was promoted to senior vice president, worldwide sales. Prior to joining Altera, Mr. Nelson held sales and marketing management positions with LSI Logic Corporation.

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
Employees

As of December 31, 2013, we had 3,094 employees, of which 1,376 were located in the United States. We have not had any work stoppages, and we believe that our employee relations are good.

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

Our ability to predict the quantity and type of products our customers will need in the future is limited because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer's product, and because our end markets are highly fragmented (we have over 12,100 PLD customers), our ability to forecast end customer demand is limited. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.

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

As further described below, we depend entirely on independent subcontractors to supply us with finished silicon wafers and to assemble, test and ship our semiconductor products. Uncertainties in the capital and credit market may adversely affect the ability of our suppliers to obtain financing for operations. If our subcontractors' capital structures weaken, they may fail to satisfy our demand and our business could be materially disrupted.

If global economic and market conditions remain uncertain or persist, spread or deteriorate further, we could experience a material impact on our business, financial condition, results of operations or cash flows.

Our gross margins are subject to fluctuations due to many factors.

Our gross margins may fluctuate due to many factors, including:

•	Geographic and vertical market pricing mix

•	Changes in the mix of our prototyping and production-based business

•	Competitive pricing dynamics and customer mix

•	Various manufacturing cost variables including product yields, wafer prices, package and assembly costs, provisions for excess and obsolete inventory and absorption of manufacturing overhead

Our ongoing efforts to manage these factors may not be successful, which could ultimately lead to a reduction in our gross margins.

Our failure to compete successfully in the highly competitive semiconductor industry would adversely affect our financial results and business prospects.

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry depends on our ability to provide our customers with solutions providing greater value than those offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us. Because we develop PLDs for applications that are presently served by ASIC, ASSP, FPGA, CPLD, DSP, and microprocessor/microcontroller vendors, we compete against these vendors. From time to time, we have had customers convert high-volume designs to ASICs. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected. Other competitors include manufacturers of:

•	high-density programmable logic products characterized by FPGA-type architectures

•	high-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs

•	ASICs and ASSPs with incremental amounts of embedded programmable logic

•	high-speed, low-density CPLDs

•	Microprocessor products

•	PowerSoCs

•	high-performance DSP devices

•	products with embedded multi-gigabit transceivers

•	other new or emerging programmable logic products

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

The highly competitive environment of the semiconductor industry and the high costs associated with manufacturing technologies and developing marketable products have resulted in significant consolidation in the industry and are likely to lead to further consolidation. We may become a target for a company looking to improve its competitive position. Such an occurrence may take place at any time with consequences that may not be predictable and that could have a materially adverse effect on our results of operations and financial condition.

We may pursue acquisitions and investments that may disrupt our business if not successfully integrated and could potentially harm our operating results.

We have made and will continue to consider making strategic business investments, alliances and acquisitions that we consider necessary or desirable to gain access to key technologies that we believe will complement our existing technical capabilities and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may negatively impact our future financial performance. These risks include difficulty in combining the technology, products, operations or workforce of the acquired business with our business and failure to successfully further develop the acquired technology. If integration of our acquired businesses is not successful, we may not realize the anticipated financial or strategic benefits of an acquisition or suffer other adverse effects that we currently do not foresee.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Approximately 41% of our net sales for 2013 was derived from customers participating in the Telecom and Wireless vertical market. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communications end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. During 2013, sales outside of the U.S. and Canada constituted approximately 82% of our net sales, and we expect that international sales will continue to account for a significant portion of our net sales. Risks related to our foreign operations include:

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

Worldwide sales through distributors accounted for 77% of our net sales during 2013. During 2013, Arrow Electronics, Inc. and its affiliates ("Arrow") accounted for approximately 41% of net sales on a worldwide basis, while our next-largest distributor, Macnica, Inc. and its affiliates (“Macnica”), accounted for approximately 23% of net sales. As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for 26% and 55%, respectively, of our total accounts receivable. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders and stock our products. Our contracts with our distributors may be terminated by either party upon notice. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

Our distributors' expertise in the determination and stocking of acceptable inventory levels may not be easily transferable to a new distributor. In addition, a significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.
As a result, end customers may be hesitant to accept the addition or replacement of a distributor.

We rely on independent foundries to supply us with finished silicon wafers. Independent foundry capacity and the failure to satisfy our demand could materially disrupt our business.

Our silicon wafers are produced by TSMC in its manufacturing facilities located primarily in Taiwan and the U.S and in the future by Intel in the U.S. Silicon wafer production facilities have a fixed capacity that is allocated solely by our vendors and beyond our direct control. We have no formalized long-term supply or allocation commitments from TSMC or Intel. Our operations would be disrupted if either foundry ended its relationship with us and we were unable to arrange a satisfactory and cost-effective alternative to quickly fulfill customer orders.

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

Furthermore, because we rely on third-party foundry vendors, we have little or no direct control over production costs, delivery schedules and wafer quality. We also face increased exposure to potential misappropriation of our intellectual property.

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

Difficulties in production yields can often occur when we begin new product production, when we transition to new processes or when our wafer suppliers move production of a product from one manufacturing plant to another or manufactures the same product at multiple factories. As a result of manufacturing defects, TSMC has also occasionally scrapped wafers, resulting in longer manufacturing lead times. Further, production throughput times vary considerably among the various factories used by our wafer suppliers, and we may occasionally experience production delays. These difficulties and delays can potentially cause significantly higher costs and lower product availability.

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

Our ability to service our debt obligations requires sufficient cash flow from our future operations.

On October 29, 2013, we issued $600 million aggregate principal amount of 2.50% senior notes (the "2.50% Notes") due in 2018 and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") due in 2023. In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") due in 2017. All three of our senior notes (the "Notes") pay a fixed rate of interest semiannually and we may redeem the Notes, in whole or in part, at any time for cash at the redemption prices described in the indentures. Our debt obligations may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Notes, and may limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Failure of our information technology systems to function properly, or unauthorized access to our systems, could result in significant business disruption.

We rely on information technology ("IT") systems to manage our business. We evaluate our business processes and our IT systems on an ongoing basis and make periodic enhancements to our business processes and the functionality of our IT systems. In connection with these enhancements, we modify our processes and controls to ensure continued reliability and integrity of our business processes and related IT systems. Any delay in the implementation of, or disruption in the transition to, new or enhanced processes, systems or controls could adversely affect our ability to generate accurate financial and management information in a timely manner. These systems are also susceptible to power and telecommunication disruptions and other system failures. Failure of our IT systems or difficulties in managing them could result in business disruption.

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

Our corporate headquarters in San Jose, California is located near major earthquake faults. Some of our international facilities and those of our key suppliers, including TSMC, which produces our silicon wafers, are also located near major earthquake faults. Any catastrophic event, such as an earthquake or other natural disaster, could make it difficult for Altera and our independent subcontractors to meet product design deadlines, maintain our records, pay our suppliers, or manufacture or ship our products. Any catastrophic event could also affect our customers or potential customers, which could reduce or delay orders and ultimately decrease our revenue.

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

We could be subject to additional income tax liabilities.

A change in our effective tax rate could have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, and by changes in the valuation of our deferred tax assets and liabilities~~,~~.  In addition, our effective tax rate could be impacted by changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles, and interpretations, including fundamental changes to the tax laws applicable to corporate multinationals. The United States, many countries in the European Union, and a number of other countries are actively considering changes in this regard. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Recently there has been increased focus on environmental protection and social responsibility initiatives. Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The new disclosure rules were effective in 2013 and require us to file a form SD with the Securities and Exchange Commission by May 31, 2014. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

Our failure to protect and defend our intellectual property could impair our ability to compete effectively.

We rely on patent, trademark, trade secret, copyright and mask work laws to protect our intellectual property, proprietary information and technology rights. As of December 31, 2013, we owned more than 3,000 U.S. patents and 490 foreign patents, and had more than 1,200 patents applications pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain or use our proprietary information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our headquarters facility currently consists of four interconnected buildings totaling approximately 505,000 square feet, located on approximately 24 acres of land that we own in San Jose, California. Design, research, marketing, administrative, and limited manufacturing activities are performed in this facility. We also have a 470,000-square-foot design, test engineering, operation and administrative facility in Penang, Malaysia, located on land leased on a long-term basis. We lease our domestic and international offices, including our technology centers in the United Kingdom, Canada, Denmark and the United States. We believe that our facilities are adequate for our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. In January 2013, Intellectual Ventures and Microsemi announced a settlement agreement, which included a dismissal of all claims against Microsemi. In March 2013, Intellectual Ventures and Lattice announced a settlement agreement, which included a dismissal of all claims against Lattice.  In December 2013, Intellectual Ventures and Altera entered into a settlement agreement, which included a dismissal of all Intellectual Ventures’ claims against Altera and a dismissal of all Altera’s counterclaims against Intellectual Ventures. The resolution of this case did not have a material adverse impact on our consolidated results of operations.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the research and development ("R&D") credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012.  On March 6, 2012 and April 20, 2012, we filed petitions challenging the two Notices respectively, in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report addressing these affirmative adjustments with the Tax Court on February 5, 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol ALTR. As of January 31, 2014, there were approximately 308 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 53,116 stockholders as of January 31, 2014.

The closing price of our common stock on January 31, 2014 was $33.43 per share as reported by NASDAQ. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by NASDAQ:

	2013		2012
	High	Low	High	Low
First Quarter	$36.25	$33.27	$41.08	$36.75
Second Quarter	$34.75	$31.07	$39.40	$32.15
Third Quarter	$38.80	$32.96	$38.15	$30.67
Fourth Quarter	$37.83	$30.83	$34.74	$29.89

Dividends Per Common Share

The following table presents the quarterly dividends on our common stock for the periods indicated:

	2013	2012
First Quarter	$0.10	$0.08
Second Quarter	$0.10	$0.08
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.15	$0.10

On January 20, 2014, our board of directors declared a cash dividend of $0.15 per common share payable on March 3, 2014 to stockholders of record on February 10, 2014. We periodically review our policy regarding cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

We repurchased 4.4 million shares of our common stock during the fourth quarter of 2013. We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 36.8 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2013. We plan to continue making purchases under our stock purchase program. See Note 14: Stockholders' Equity to our consolidated financial statements for additional information.

We may have agreements in place pursuant to SEC Rule 10b5-1 under which we authorize third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

Company Performance

The following graph shows a comparison, since December 31, 2008 of cumulative total return for Altera, the Standard & Poor's 500 Index, and the Standard & Poor's 500 Semiconductor Sub-Industry Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

300
250
200
150
100
50
0
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Altera
S&P 500
S&P 500 Semiconductor Subindex

The graph assumes that $100 was invested in each of our common stock, Standard & Poor's 500 Index and Standard & Poor's 500 Semiconductor Sub-Industry Index on January 2, 2009, the first trading day subsequent to December 31, 2008 and that all dividends were reinvested.

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

(In thousands, except per share amounts)	2013		2012		2011		2010	2009
Statements of Comprehensive Income Data
Net sales	$1,732,572		$1,783,035		$2,064,475		$1,954,426	$1,195,413
Cost of sales	546,736		541,523		610,329		566,942	396,584
Gross margin	1,185,836		1,241,512		1,454,146		1,387,484	798,829
Research and development expense	385,185		359,568		324,150		264,649	260,208
Selling, general, and administrative expense	320,068		289,854		279,217		254,495	234,074
Amortization of acquisition-related intangible assets	4,824		853		1,583		—	—
Compensation expense (benefit) - deferred compensation plan	10,605		7,055		(1,964)		6,839	11,776
(Gain) loss on deferred compensation plan securities	(10,605)		(7,055)		1,964		(6,839)	(11,776)
Interest income and other	(11,553)		(8,388)		(3,544)		(3,300)	(6,083)
(Gain) loss reclassified from other comprehensive income	(153)		(268)		18		—	—
Interest expense	16,637		7,976		3,730		3,843	5,092
Income before income taxes	470,828		591,917		848,992		867,827	305,538
Income tax expense	30,763		35,110		78,281		84,943	54,476
Net income	$440,065		$556,807		$770,711		$782,884	$251,062

Net income per share:
Basic	$1.37		$1.74		$2.39		$2.55	$0.85
Diluted	$1.36		$1.72		$2.35		$2.49	$0.84

Shares used in computing per share amounts:
Basic	320,195		320,830		321,892		307,302	294,493
Diluted	323,018		324,497		327,606		313,912	297,180

Dividends per common share	$0.50		$0.36		$0.28		$0.22	$0.20

Balance Sheet Data
Working capital	$3,145,454		$3,137,275		$2,958,592		$2,834,523	$1,551,809
Total assets	$6,009,847		$4,657,828		$4,282,268		$3,759,837	$2,293,231
Credit facility	$—		$—		$500,000	(1)	$500,000	$500,000
Long-term debt	$1,491,466	(2)	$500,000	(2)	$—		$—	$—
Other non-current liabilities	$298,928		$281,304		$272,153		$239,698	$217,934
Stockholders' equity	$3,512,067		$3,333,447		$2,993,896		$2,323,652	$1,085,336
Book value per share	$11.05		$10.43		$9.30		$7.27	$3.66

(1)	The credit facility remained outstanding at December 31, 2011, and was presented in current liabilities in our consolidated balance sheets.

(2)	We issued the 2.50% Notes and 4.10% Notes in 2013 and the 1.75% Notes in 2012. See Note 19: Credit Facility and Long-Term Debt to our consolidated financial statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 and the Risk Factors included in Item 1A of this Annual Report on Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview - Discussion of our business and overall analysis of financial and other highlights to provide context for the MD&A

•	Critical Accounting Estimates - Accounting estimates that management believes are the most important to understanding the assumptions and judgments incorporated in our financial results and forecasts

•	Results of Operations - An analysis of our financial results

•
Financial Condition, Liquidity, Credit Facility and Capital Resources - An analysis of changes in our balance sheets and cash flows and a discussion of our financial condition and potential sources of liquidity

Overview

	Three Months Ended			Years Ended
(In thousands, except share and per share data)	December 31, 2013	September 27, 2013	Change	December 31, 2013	December 31, 2012	Change
Net sales	$454,367	$445,945	$8,422	$1,732,572	$1,783,035	$(50,463)
Gross margin	$310,343	$304,420	$5,923	$1,185,836	$1,241,512	$(55,676)

Operating cash flows	$130,759	$245,406	$(114,647)	$590,208	$587,214	$2,994
Total cash, cash equivalents and investments	$4,705,711	$3,820,895	$884,816	$4,705,711	$3,722,343	983,368

Diluted shares	322,018	323,505	(1,487)	323,018	324,497	$(1,479)
Diluted net income per share	$0.31	$0.37	$(0.06)	$1.36	$1.72	$(0.36)

Dividends per common share	$0.15	$0.15	$—	$0.50	$0.36	$0.14

Our net sales for 2013 were down 3% from 2012 as we were impacted by reduced demand in certain vertical markets, particularly in Telecom & Wireless, driven by the lack of demand in the Telecom sub-vertical. Of our eleven sub-vertical markets, seven grew during 2013 as we had continued success in penetrating new markets and displacing ASICs in existing markets. Our Industrial Automation, Military and Automotive sub-vertical markets each grew in 2013. Our Networking, Computer & Storage sub-vertical markets also increased as we are in the early stage of FPGA adoption in data center applications. The Telecom & Wireless sub-vertical markets each decreased, with Telecom down significantly, as carriers redirected spending to Wireless. Wireless was down slightly due to an ASIC conversion partially offset by an increase in Long-Term Evolution (LTE) related growth in China that positively impacted our second-half revenue. Our gross margin percentage for 2013 decreased from 69.6% to 68.4%, due to an unfavorable mix in vertical markets along with an unfavorable customer and product mix within the sub-vertical markets.

Our fourth quarter net sales of $454.4 million increased 2% sequentially from the third quarter of 2013 as a result of improved demand in certain vertical markets, particularly in Networking, Computer & Storage, with the Computer sub-vertical market up sharply. The Telecom & Wireless sub-vertical markets were flat. Industrial Automation, Military and Automotive decreased slightly, although the Industrial sub-vertical market had growth for the third consecutive quarter. Our gross margin percentage increased slightly to 68.4% when compared to the third quarter gross margin percentage of 68.3%.

Our 28-nanometer and 40-nanometer product families continue to be the most significant contributors to revenue, driving the 10% sequential and 31% annual growth in our New Product category.

During 2013, we made significant strategy and product announcements. During the first quarter, we announced that we had entered into an agreement with Intel for the future manufacture of certain Altera FPGAs on Intel's 14 nm Tri-Gate transistor technology. This established us as the only major FPGA company with access to this technology, which we believe will significantly strengthen our next-generation competitive position. During the second quarter, we announced our Generation 10 FPGAs and SoC FPGAs, which will offer system developers higher levels of performance and power efficiency. During the fourth quarter, we released a new version of our Quartus II Software that supports our Arria 10 FPGAs, making us the first FPGA supplier to offer publicly available software support for 20 nm FPGAs.

We continue to generate strong operating cash flows, with $590.2 million in cash flows from operations for 2013. We returned $361.5 million, or 61.3%, of the cash flow from operations to our stockholders during the year in the form of dividends and repurchases of common stock. During the fourth quarter of 2013, for the second time in two years, we capitalized on the continued low interest rate environment, issuing $1 billion in senior notes for general corporate purposes including future common stock repurchases. We ended the year with $4.7 billion in cash, cash equivalents and investments. On January 20, 2014, our board of directors declared a cash dividend of $.0.15 per share for the first quarter of 2014.

We continue to evaluate strategic business acquisitions and, during 2013, we made two key acquisitions to enhance our product offerings. During the first quarter, we acquired TPACK. TPACK's FPGA-based optical transport network (OTN) IP and expertise will enable us to accelerate and expand our OTN solutions road map. During the second quarter, we acquired Enpirion, Inc., a leading provider of high-efficiency, integrated power conversion products known as PowerSoCs. We believe the combination of our FPGAs with Enpirion's PowerSoCs offers customers higher performance, lower system power, higher reliability, smaller footprint and faster time-to-market.

We believe that we are well positioned in many of our vertical markets to see growth that will primarily be driven by our New Product category.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make certain judgments and estimates that affect the amounts reported in our consolidated financial statements. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and our consolidated balance sheets. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition; (2) valuation of inventories; and (3) income taxes.

Revenue Recognition

We sell the majority of our products to distributors for subsequent resale to OEMs or their subcontract manufacturers. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns. We generally defer recognition of revenue and costs until the products are resold by the distributor. Our revenue reporting is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us with periodic data regarding the product, price, quantity and end customer when products are resold as well as the quantities of our products they still have in stock. We maintain system controls to validate distributor data and to verify that reported data is accurate. At times, we must use estimates and apply judgments to reconcile distributors' reported inventories to their activities. This reconciliation process requires us to estimate the amount of in-transit shipments (net of in-transit returns) to our distributors. In-transit days can significantly vary among geographies and individual distributors. We also apply judgment when estimating the total value of price concessions earned by our distributors but not claimed by the end of the reporting period. This is because there is a time lag between the price concessions earned and claimed by the distributors for any underlying resale of products. Any error in our judgment could lead to inaccurate reporting of our net sales, deferred income and allowances on sales to distributors, and net income.

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

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	31.6%	30.4%	29.6%
Gross margin	68.4%	69.6%	70.4%
Research and development expense	22.2%	20.2%	15.7%
Selling, general, and administrative expense	18.5%	16.3%	13.5%
Amortization of acquisition-related intangible assets	0.3%	0.0%	0.1%
Compensation expense (benefit) - deferred compensation plan	0.6%	0.4%	(0.1)%
(Gain) loss on deferred compensation plan securities	(0.6)%	(0.4)%	0.1%
Interest income and other	(0.7)%	(0.5)%	(0.2)%
Interest expense	1.0%	0.4%	0.2%
Income tax expense	1.8%	2.0%	3.8%
Net income	25.4%	31.2%	37.3%

Net sales were $1.73 billion in 2013, $1.78 billion in 2012 and $2.06 billion in 2011. Net sales decreased by 3% in 2013 from 2012. The decrease in Net sales in 2013 was mainly due to a typical decline in Mature and Other Products coupled with a moderate decline in Mainstream Products as our new technologies are being adopted. Sales of New Products had strong growth in 2013 as we continued to experience growth in our 28-nm and 40-nm products. Net sales declined in the Telecom & Wireless vertical market, partially offset by slight increases in the Industrial, Automation, Military & Automotive and Networking, Computer & Storage vertical markets. We experienced a decrease in net sales in 2013 in Asia Pacific, offset by modest growth in Japan and EMEA.

Net sales decreased by 14% in 2012 from 2011. The Net sales decrease in 2012 was due to a decrease in customer demand across all vertical markets and in all geographies. We saw strong growth in sales of our New Products while there was a decrease in our Mainstream and Mature Product categories.

Huawei Technologies Co., Ltd. (“Huawei”), an original equipment manufacturer ("OEM"), individually accounted for 11% of net sales in 2013, 16% in 2012 and 13% in 2011. No other individual OEM accounted for more than 10% of net sales in 2013, 2012 or 2011. See Note 7: Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

Product Categories

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® V, Stratix IV, Arria® V, Arria II, Cyclone® V, Cyclone IV, MAX® V, HardCopy® IV devices and Enpirion PowerSoCs.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

•
Mature and Other Products include the Stratix II, Stratix, Arria GX, Cyclone II, Cyclone, Classic™, MAX 3000A, MAX 7000, MAX 7000A, MAX 7000B, MAX 7000S, MAX 9000, HardCopy II, HardCopy, FLEX® series, APEX™ series, Mercury™, Excalibur™ devices, configuration and other devices, intellectual property cores, and software and other tools.

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

Net Sales by product category were as follows:

				Annual Growth Rate
	2013	2012	2011	2013	2012

New	43%	32%	22%	31%	22%
Mainstream	27%	30%	34%	(14)%	(22)%
Mature and Other	30%	38%	44%	(22)%	(26)%
Net Sales	100%	100%	100%	(3)%	(14)%

Vertical Markets

The following vertical market data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, who in some cases manufacture end products spanning multiple market segments, the assignment of net sales to a vertical market requires the use of estimates, judgment and extrapolation. As such, actual results may differ from those reported.

Net Sales by vertical market were as follows:

				Annual Growth Rate
	2013	2012	2011	2013	2012

Telecom & Wireless	41%	44%	43%	(9)%	(12)%
Industrial Automation, Military & Automotive	22%	21%	23%	4%	(22)%
Networking, Computer & Storage	19%	17%	17%	6%	(11)%
Other	18%	18%	17%	(3)%	(10)%
Net Sales	100%	100%	100%	(3)%	(14)%

FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, including those referred to as system-on-chip FPGAs ("SoC FPGAs") that incorporate hard embedded processor cores, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX and Classic families. Other Products consist of our Enpirion PowerSoCs, HardCopy ASIC devices, configuration devices, software and other tools and IP cores.

Net sales of FPGAs, CPLDs and Other Products were as follows:

				Annual Growth Rate
	2013	2012	2011	2013	2012

FPGA	83%	84%	81%	(4)%	(11)%
CPLD	9%	9%	10%	(4)%	(22)%
Other Products	8%	7%	9%	9%	(27)%
Net Sales	100%	100%	100%	(3)%	(14)%

Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net Sales by geography were as follows:

				Annual Growth Rate
	2013	2012	2011	2013	2012

Americas	18%	18%	19%	(1)%	(18)%
Asia Pacific	40%	43%	41%	(10)%	(9)%
EMEA	26%	25%	25%	4%	(15)%
Japan	16%	14%	15%	5%	(18)%
Net Sales	100%	100%	100%	(3)%	(14)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. Our distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $4.6 billion and $4.3 billion for 2013 and 2012, respectively. See Note 10: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $88.1 million and $82.6 million for 2013 and 2012, respectively. See Note 10: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	2013	2012	2011

Gross Margin Percentage	68.4%	69.6%	70.4%

Our gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the long term is 67%. We believe that the 67% gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage decreased in 2013 by 1.2 points when compared with 2012. The decrease was primarily attributable to an unfavorable mix within vertical markets along with an unfavorable customer and product mix within certain of the vertical markets when compared with 2012.

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

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus II software, PowerSoCs, library of IP cores and other future products.

($ in millions)	2013	2012	2011	2013 vs. 2012 Change	2012 vs. 2011 Change

Research and Development Expense	$385.2	$359.6	$324.2	7%	11%

Percentage of Net Sales	22.2%	20.2%	15.7%

Research and development expense for 2013 increased by $25.6 million, or 7%, compared with 2012. The increase was primarily attributable to a $24.4 million increase in personnel-related costs due to an increase in the number of employees to support product development and from our recent acquisitions, a $6.9 million increase in depreciation expense, a $6.2 million increase in variable compensation expense, a $2.7 million increase in rental and license costs in connection with our product development activities, a $2.6 million increase in professional services, and a $0.9 million increase in stock-based compensation expense due to an increase in the number of employees. These increases were partially offset by an $18.8 million decrease related to timing of external costs for product development activities.

Research and development expense for 2012 increased by $35.4 million, or 11%, compared with 2011. The increase was primarily attributable to a $27.4 million increase in personnel-related costs due to an increase in the number of employees, a $12.4 million increase in product development activities, a $6.8 million increase in rental and telephone expense, a $5.2 million increase in stock-based compensation driven by an increase in the number of employees and a $4.8 million increase in depreciation and maintenance and repair expenses. These increases were partially offset by a $24.4 million decrease in variable compensation expenses based on lower operating results in 2012.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits related to sales, marketing and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

($ in millions)	2013	2012	2011	2013 vs. 2012 Change	2012 vs. 2011 Change

Selling, General and Administrative Expense	$320.1	$289.9	$279.2	10%	4%

Percentage of Net Sales	18.5%	16.3%	13.5%

Selling, general, and administrative expense for 2013 increased by $30.2 million, or 10%, when compared with 2012. The increase was primarily attributable to a $12.8 million increase in personnel-related costs due to an increase in the number of employees to support the business, a $4.5 million increase in variable compensation expense, a $3.8 million increase in professional services and consulting fees, a non-recurring $3.0 million increase in local, non-income taxes, a $2.5 million increase in depreciation expense, a $2.1 million increase in stock-based compensation due to an increase in the number of employees, and a $2.1 million increase in rental and license costs.

Selling, general, and administrative expense for 2012 increased by $10.7 million, or 4%, when compared with 2011. The increase was primarily attributable to a $9.8 million increase in personnel-related costs due to an increase in the number of employees to support the business, a $5.4 million increase in stock-based compensation driven by an increase in the number of employees, and an $8.4 million increase in professional services and consulting fees. These increases were partially offset by a $13.4 million decrease in variable compensation expenses based on lower operating results in 2012.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets for 2013 increased by $4.0 million when compared with 2012, primarily due to the acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain) loss on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported (gain)/ loss on NQDC Plan assets of $(10.6) million, $(7.1) million and $2.0 million in 2013, 2012 and 2011, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase) decrease in the future payout to employees and is recorded as Compensation expense (benefit) - deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense (benefit) associated with our deferred compensation plan obligations is offset by (gain)/loss from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 18: Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other consists mainly of interest income generated from investments in bonds, money market funds and high-quality fixed income securities. The increase in Interest income and other in both 2013 and 2012 compared with 2012 and 2011, respectively, was primarily due to higher cash and investments and changes in our investment portfolio composition during 2013 and 2012 that generated higher investment income.

Interest Expense

The increase in Interest expense in 2013 compared with 2012 was mainly attributable to the new long-term debt issued in the fourth quarter of 2013 and a one-time interest charge on debt assumed in connection with our acquisitions in the second quarter of 2013. See Note 19: Credit Facility and Long-Term Debt for further discussion.

The increase in Interest expense in 2012 compared with 2011 was mainly due to the long-term debt issued in the second quarter of 2012, which has a higher effective interest rate than the former credit facility.

Income Tax Expense

Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rates were 6.5% for 2013, 5.9% for 2012 and 9.2% for 2011.

The net increase in our effective tax rate in 2013 when compared with 2012 was primarily due to lower one-time tax benefits in 2013 compared to 2012, partially offset by the absence of a U.S. federal research and development tax credit in 2012, which expired in 2011. During 2013, the effective tax rate included the benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities after the IRS conceded an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years (plus related interest), $2.3 million of liabilities for uncertain tax positions relating to changes in estimates for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and related interest, which was substantially offset by $27.7 million of tax accrued on foreign dividends. For 2012, the effective tax rate included tax benefits associated with the following: a release of liabilities for uncertain tax positions of $24.4 million, primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits and the reversal of the related interest accruals, a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007, and a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of December 31, 2013, the deferred charge balance in Other current assets was $2.2 million, and $18.9 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

The significant net decrease in our effective tax rate in 2012 when compared with 2011 was primarily due to higher one-time tax benefits in 2012 compared to 2011, partially offset by the absence of a U.S. federal research and development tax credit in 2012, due to its expiration in 2011. For 2012, the effective tax rate includes the following net tax benefits associated with the release of liabilities for uncertain tax positions: a $24.4 million net tax benefit primarily associated with the expiration of the federal statutes of limitation, the reassessment and recognition of previously unrecognized federal tax benefits, and the reversal of the related interest accruals; a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007; and a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions. In 2011, we reversed $4.3 million of liabilities for uncertain tax positions as a result of a Statutory Notice of Deficiency received from the Internal Revenue Service for 2002 through 2004. In addition, in 2011 we reversed $8.2 million of liabilities for uncertain tax positions upon expiration of the statutes of limitations and settlement with certain foreign jurisdictions.

Financial Condition, Liquidity, Credit Facility and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In October 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018, and November 15, 2023, respectively, for general corporate purposes, including stock repurchases (collectively the "2013 Notes"). In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes")

that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of December 31, 2013, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity. See Note 19: Credit Facility and Long-Term Debt to our consolidated financial statements for further discussion.

We purchased $1.5 billion in U.S. Treasury securities over the past two years, which provide an approximate economic hedge of the interest rate exposure on our 2013 and 2012 Notes. Overall, our investment portfolio is invested primarily in highly-rated securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

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

Common Stock Repurchases and Dividends

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization in prior years, there is a total of 233.0 million shares authorized for repurchase with approximately 36.8 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2013. Since the inception of the stock purchase program through December 31, 2013, we have repurchased a total of 196.2 million shares of our common stock for an aggregate cost of $4.3 billion. Management believes that this authorization is sufficient to support the company's share repurchase objectives through mid-2015.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2013	2012	2011

Shares repurchased	6.2	6.9	4.8
Cost of shares repurchased	$201.1	$229.1	$197.0
Average price per share	$32.33	$33.10	$41.05

In 2013, we paid $160.4 million in cash dividends to stockholders, representing $0.15 per common share for an aggregate amount of $96.4 million in the third and fourth quarters of 2013 and $0.10 per common share for an aggregate amount of $64.0 million in the first and second quarters of 2013. On January 20, 2014, our board of directors declared a cash dividend of $0.15 per share for the first quarter of 2014.

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

Cash Flows

Our cash and cash equivalents balance decreased by $7.5 million during the year ended December 31, 2013. The change in cash and cash equivalents for 2013, 2012 and 2011 was as follows:

(In millions)	2013	2012	2011
Net cash provided by operating activities	$590.2	$587.2	$959.6
Net cash used in investing activities	(1,236.5)	(767.2)	(170.9)
Net cash provided by (used in) financing activities	638.8	(315.3)	(181.9)
Net (decrease) increase in cash and cash equivalents	$(7.5)	$(495.3)	$606.8

Total cash and cash equivalents accounted for 48% and 62% of total assets at December 31, 2013 and 2012, respectively.

Operating Activities

In 2013, our operating activities provided $590.2 million in cash, primarily attributable to net income of $440.1 million, adjusted for non-cash stock-based compensation expense of $98.9 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $52.0 million, a deferred income tax expense of $3.6 million, net amortization of investment discount/premium of $3.4 million, and amortization of debt discount and debt issuance costs of $1.5 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $157.8 million increase in Accounts receivable, net, a $7.9 million increase in Inventories, a $1.3 million increase in Other assets, a $9.4 million increase in Accounts payable and other liabilities, a $139.0 million increase in Deferred income and allowances on sales to distributors, and a $14.4 million increase in Income tax payable.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns in most cases, and we generally defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors for the majority of our sales, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets. Increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in a temporary interruption to the normal relationship between these two accounts.

The $157.8 million increase in Accounts receivable, net, and the $139.0 million increase in Deferred income and allowances on sales to distributors was primarily attributable to increased gross billings to distributors near the end of the period in the fourth quarter of 2013 compared with the same period in 2012. A contributing factor to the increase in Accounts receivable, net was due to timing of utilization of subsequent price concessions by certain distributors.

The $7.9 million increase in Inventories was attributable to an increase in purchases to support new products in the fourth quarter of 2013 compared with the same period in 2012.

The $1.3 million increase in Other assets is primarily attributable to a deferred charge related to the deferral of income tax expense on intercompany profits that arose from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries, an increase in income taxes receivable due to prior year overpayments of domestic income taxes and an increase in interest receivable due to the increase in the balance of our investment portfolio. These increases were offset by a decrease due to the timing of other prepaid items.

The $9.4 million increase in Accounts payable and other liabilities was primarily attributable to an increase in accrued interest payable due to our bond offering in the fourth quarter of 2013, an increase in accrued variable compensation and also for certain compensation arrangements as a result of our recent acquisitions and an increase in accounts payable and various other accrued liabilities due to timing.

The $14.4 million increase in Income taxes payable was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions along with timing of certain tax payments.

In 2012, our operating activities provided $587.2 million in cash, primarily attributable to net income of $556.8 million, adjusted for non-cash stock-based compensation expense of $87.1 million (net of related tax effects), depreciation and amortization

(including amortization of acquisition-related intangible assets) of $36.9 million, a deferred income tax expense of $8.8 million and changes in working capital accounts. Significant changes in working capital accounts (excluding cash and cash equivalents) included a $91.4 million increase in Accounts receivable, net, a $30.4 million increase in Inventories, a $3.7 million increase in Other assets, a $50.6 million decrease in Accounts payable and other liabilities, a $66.1 million increase in Deferred income and allowances on sales to distributors, and an $8.6 million increase in Income taxes payable.

Investing Activities

During 2013, our investing activities resulted in a use of cash, primarily for the purchase of available for sale securities of $1.3 billion. This included $1.0 billion used to purchase U.S. Treasury securities, which provide an approximate economic hedge of the interest rate exposure on our 2013 Notes. In addition, we paid $145.3 million (net of cash acquired) for acquisitions, the purchase of other cost basis investments of $7.4 million, purchases of intangible assets of $13.5 million, and purchases of property, plant and equipment of $42.6 million. These items were partially offset by proceeds from the sale of available-for-sale securities of $136.8 million, proceeds from maturity of available-for-sale securities of $178.2 million, and sales of deferred compensation plan securities, net of $4.9 million.

During 2012, our investing activities resulted in a use of cash primarily for the purchase of available for sale securities of $921.4 million. This included $501.1 million used to purchase U.S. Treasury securities, which provide an approximate economic hedge of the interest rate exposure of our 2012 Notes. In addition, we made purchases of property and equipment of $60.9 million and purchases of intangible assets and other investments of $7.2 million, partially offset by cash proceeds from the sale of available-for-sale securities of $105.4 million and proceeds from maturity of available-for-sale securities of $115.4 million.

Financing Activities

During 2013, our financing activities included a use of cash for the repurchase of common stock of $201.1 million, dividend payments of $160.4 million, a use of cash for the payment of debt assumed in acquisitions of $22.0 million, minimum statutory withholding for vested restricted stock units of $28.3 million, and long-term debt and credit facility issuance costs of $4.1 million. These purchases were partially offset by cash proceeds from the issuance of long-term debt of $991.8 million, cash proceeds of $58.2 million from the issuance of common stock to employees through our employee stock plans, and the excess tax benefit from employee stock plans of $4.7 million.

During 2012, our financing activities included repayment of our former credit facility in the aggregate principal amount of $500.0 million, a use of cash for the repurchase of common stock of $229.1 million, dividend payments of $115.5 million, and minimum statutory withholding for vested restricted stock units of $31.5 million, partially offset by cash proceeds of $500.0 million from the issuance of long-term debt and cash proceeds of $49.7 million from the issuance of common stock to employees through our employee stock plans.

Our dividend policy could be impacted in the future by, among other items, future changes in our cash flows from operations and our capital spending needs such as those relating to research and development, investments and acquisitions, common stock repurchases and other strategic investments.

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2013, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$29.0	$8.2	$8.6	$5.5	$6.7
Wafer purchase obligations (2)	158.2	158.2	—	—	—
Long term debt	1,500.0	—	—	1,100.0	400.0
Interest on long term debt (3)	269.7	40.2	80.3	67.2	82.0
Obligations under service award program (4)	7.9	2.5	1.3	1.3	2.8
Electronic design automation software licenses (5)	2.8	2.8	—	—	—
Total contractual cash obligations	$1,967.6	$211.9	$90.2	$1,174.0	$491.5

(1)
We lease facilities under non-cancelable lease agreements expiring at various times through 2019 and beyond. Rental expense under all operating leases was $10.1 million in 2013, $10.6 million in 2012, and $8.1 million in 2011.

(2)
Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials once they are completed. We expect to receive and pay for these materials in 2014.

(3)
Interest is based on our $600 million aggregate principal amount of 2.50% senior notes (the “2.50% Notes”), our $400 million aggregate principal amount of 4.10% senior notes (the “4.10% Notes”), and our $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes"). Interest on the 2.50% Notes, the 4.10% Notes, and the 1.75% Notes is payable semiannually in arrears on May 15 and November 15 of each year. All three of our senior notes are governed by a base and supplemental indenture between Altera and U.S. Bank National Association, as trustee.

(4)
We offer to the majority of our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their attainment of five, ten, fifteen, twenty, and twenty-five year service anniversaries. See Note 18: Employee Benefits Plans to our consolidated financial statements.

(5)
As of December 31, 2013, we had $2.8 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates through December 2014.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $290.5 million of unrecognized tax benefits classified as Income tax payable- non-current in the accompanying consolidated balance sheet as of December 31, 2013, have been excluded from the contractual obligations table above. See Note 16: Income Taxes to our consolidated financial statements for a discussion of income taxes.

In addition to the above obligations, we enter into a variety of agreements and financial commitments in the normal course of business. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be significant to our consolidated financial condition or operating results.

Impact of Foreign Currency and Inflation

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars in 2013, 2012 and 2011 were not significant. We do not enter into foreign exchange transactions for trading or speculative purposes.

Off-balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Events

On January 20, 2014, our board of directors declared a cash dividend of $0.15 per common share payable on March 3, 2014 to stockholders of record on February 10, 2014.

New Accounting Pronouncements

The information contained in Note 2: Significant Accounting Policies to our consolidated financial statements in Part II, Item 8 under the heading "Recent Accounting Pronouncements" is incorporated by reference into this Part II, Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.87 billion as of December 31, 2013. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, bank certificates of deposit and municipal bonds.  In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2013 would have affected the fair value of our investment portfolio by approximately $79.4 million.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our Non-Qualified Deferred Compensation Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has been insignificant. If foreign currency rates were to fluctuate by 10% from rates in effect at December 31, 2013, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents
Page
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	47
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013	48
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	49
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2013	51
Notes to the Consolidated Financial Statements	52
Report of Independent Registered Public Accounting Firm	78
Financial Statement Schedules
All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.
Supplementary Financial Data (unaudited)	79

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,869,158	$2,876,627
Short-term investments	141,487	140,958
Total cash, cash equivalents, and short-term investments	3,010,645	3,017,585
Accounts receivable, net	483,032	323,708
Inventories	163,880	152,721
Deferred income taxes - current	63,228	59,049
Deferred compensation plan - marketable securities	66,455	60,321
Deferred compensation plan - restricted cash equivalents	16,699	17,116
Other current assets	48,901	49,852
Total current assets	3,852,840	3,680,352
Property and equipment, net	204,142	206,148
Long-term investments	1,695,066	704,758
Deferred income taxes - non-current	25,005	17,082
Goodwill	73,968	2,329
Acquisition-related intangible assets, net	82,150	4,874
Other assets, net	76,676	42,285
Total assets	$6,009,847	$4,657,828

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$44,163	$50,036
Accrued liabilities	41,218	29,005
Accrued compensation and related liabilities	51,105	40,606
Deferred compensation plan obligations	83,154	77,437
Deferred income and allowances on sales to distributors	487,746	345,993
Total current liabilities	707,386	543,077
Income taxes payable - non-current	290,525	272,000
Long-term debt	1,491,466	500,000
Other non-current liabilities	8,403	9,304
Total liabilities	2,497,780	1,324,381
Commitments and contingencies
(See “Note 12 - Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 317,769 at December 31, 2013 and 319,564 shares at December 31, 2012	318	320
Capital in excess of par value	1,216,826	1,122,555
Retained earnings	2,322,885	2,204,980
Accumulated other comprehensive (loss)/ income	(27,962)	5,592
Total stockholders' equity	3,512,067	3,333,447
Total liabilities and stockholders' equity	$6,009,847	$4,657,828
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED
(In thousands, except per share amounts)	December 31, 2013	December 31, 2012	December 31, 2011
Net sales	$1,732,572	$1,783,035	$2,064,475
Cost of sales	546,736	541,523	610,329
Gross margin	1,185,836	1,241,512	1,454,146
Research and development expense	385,185	359,568	324,150
Selling, general, and administrative expense	320,068	289,854	279,217
Amortization of acquisition-related intangible assets	4,824	853	1,583
Compensation expense (benefit) - deferred compensation plan	10,605	7,055	(1,964)
(Gain) loss on deferred compensation plan securities	(10,605)	(7,055)	1,964
Interest income and other	(11,553)	(8,388)	(3,544)
(Gain)/ loss reclassified from other comprehensive income	(153)	(268)	18
Interest expense	16,637	7,976	3,730
Income before income taxes	470,828	591,917	848,992
Income tax expense	30,763	35,110	78,281
Net income	$440,065	$556,807	$770,711

Other comprehensive (loss)/ income:
Unrealized (loss)/ gain on investments:
Unrealized holding (loss)/ gain on investments arising during period, net of tax of ($1), $114 and ($17)	(33,424)	5,839	(149)
Less: Reclassification adjustments for (gain)/ loss on investments included in net income, net of tax of $23, $25 and ($2)	(130)	(114)	16
	(33,554)	5,725	(133)
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $45	—	84	—
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $45	—	(84)	—
	—	—	—
Other comprehensive (loss)/ income:	(33,554)	5,725	(133)
Comprehensive income	$406,511	$562,532	$770,578

Net income per share:
Basic	$1.37	$1.74	$2.39
Diluted	$1.36	$1.72	$2.35

Shares used in computing per share amounts:
Basic	320,195	320,830	321,892
Diluted	323,018	324,497	327,606

Dividends per common share	$0.50	$0.36	$0.28
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net income	$440,065	$556,807	$770,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,225	36,009	30,344
Amortization of acquisition-related intangible assets	4,824	853	1,583
Amortization of debt discount and debt issuance costs	1,457	648	—
Stock-based compensation	96,624	93,586	82,750
Net gain on sale of available-for-sale securities	(153)	—	—
Amortization of investment discount/premium	3,407	—	—
Deferred income tax expense	3,581	8,824	15,657
Tax effect of employee stock plans	7,009	9,811	16,162
Excess tax benefit from employee stock plans	(4,716)	(16,278)	(17,307)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(157,842)	(91,435)	131,341
Inventories	(7,933)	(30,442)	24,245
Other assets	(1,309)	(3,698)	54,661
Accounts payable and other liabilities	9,414	(50,566)	(32,534)
Deferred income and allowances on sales to distributors	139,002	66,117	(148,836)
Income taxes payable	14,440	8,576	31,116
Deferred compensation plan obligations	(4,887)	(1,598)	(293)
Net cash provided by operating activities	590,208	587,214	959,600
Cash Flows from Investing Activities:
Purchases of property and equipment	(42,558)	(60,913)	(31,812)
Proceeds from sales of deferred compensation plan securities, net	4,887	1,598	293
Purchases of available-for-sale securities	(1,347,626)	(921,430)	(164,408)
Proceeds from sale of available-for-sale securities	136,791	105,411	11,903
Proceeds from maturity of available-for-sale securities	178,221	115,373	13,100
Acquisitions, net of cash acquired	(145,321)	—	—
Purchases of intangible assets	(13,465)	(2,280)	—
Purchase of other investments	(7,441)	(4,935)	—
Net cash used in investing activities	(1,236,512)	(767,176)	(170,924)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	58,220	49,665	119,989
Shares withheld for employee taxes	(28,272)	(31,472)	(32,152)
Payment of dividends to stockholders	(160,377)	(115,514)	(90,060)
Payment of debt assumed in acquisitions	(22,000)	—	—
Proceeds from issuance of long-term debt	991,786	500,000	—
Repayment of credit facility	—	(500,000)	—
Long-term debt and credit facility issuance costs	(4,143)	(5,244)	—
Repurchases of common stock	(201,095)	(229,057)	(197,023)
Excess tax benefit from employee stock plans	4,716	16,278	17,307
Net cash provided by (used in) financing activities	638,835	(315,344)	(181,939)
Net (decrease) increase in cash and cash equivalents	(7,469)	(495,306)	606,737
Cash and cash equivalents at beginning of period	2,876,627	3,371,933	2,765,196
Cash and cash equivalents at end of period	$2,869,158	$2,876,627	$3,371,933

Supplemental cash flow information:
Income taxes paid, net	$16,299	$9,797	$9,856
Interest paid	$10,865	$6,898	$3,704
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
Balance, December 31, 2010	319,494	$909,308	$1,414,344	$—	$2,323,652
Net income	—	—	770,711	—	770,711
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $17	—	—	—	(133)	(133)
Issuance of common stock through employee stock plans, net	8,146	119,989	—	—	119,989
Restricted stock withholding	(786)	(10,936)	(21,216)	—	(32,152)
Repurchase of common stock	(4,800)	(66,199)	(130,824)	—	(197,023)
Stock-based compensation expense	—	82,750	—	—	82,750
Tax effect of employee stock plans	—	16,162	—	—	16,162
Dividends paid	—	—	(90,060)	—	(90,060)
Balance, December 31, 2011	322,054	1,051,074	1,942,955	(133)	2,993,896
Net income	—	—	556,807	—	556,807
Change in net unrealized gain on available-for-sale securities, net of tax of $74	—	—	—	5,725	5,725
Issuance of common stock through employee stock plans, net	5,302	49,665	—	—	49,665
Restricted stock withholding	(871)	(9,796)	(21,676)	—	(31,472)
Repurchases of common stock	(6,921)	(71,465)	(157,592)	—	(229,057)
Stock-based compensation expense	—	93,586	—	—	93,586
Tax effect of employee stock plans	—	9,811	—	—	9,811
Dividends paid	—	—	(115,514)	—	(115,514)
Balance, December 31, 2012	319,564	1,122,875	2,204,980	5,592	3,333,447
Net income	—	—	440,065	—	440,065
Change in net unrealized loss on available-for-sale securities, net of tax benefit of $24	—	—	—	(33,554)	(33,554)
Issuance of common stock through employee stock plans, net	5,242	58,220	—	—	58,220
Restricted stock withholding	(817)	(8,358)	(19,914)	—	(28,272)
Repurchases of common stock	(6,220)	(59,226)	(141,869)	—	(201,095)
Stock-based compensation expense	—	96,624	—	—	96,624
Tax effect of employee stock plans	—	7,009	—	—	7,009
Dividends paid	—	—	(160,377)	—	(160,377)
Balance, December 31, 2013	317,769	$1,217,144	$2,322,885	$(27,962)	$3,512,067
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design and sell high-performance, high-density programmable logic devices ("PLDs"), HardCopy application-specific integrated circuit ("ASIC") devices, power system-on-chip devices ("PowerSoCs"), pre-defined design building blocks known as intellectual property ("IP") cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays ("FPGAs") and complex programmable logic devices ("CPLDs") are semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage and Other vertical markets.

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

CASH EQUIVALENTS AND INVESTMENTS | Cash equivalents consist of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2013 and 2012, our cash equivalents consisted of money market funds, corporate bond securities, United States ("U.S.") agency securities and U.S. treasury securities.

As of December 31, 2013, our short-term investments consisted of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate bond securities and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate debt securities and municipal bonds with remaining maturities greater than one year.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates the designations as of each balance sheet date. As of December 31, 2013, all investments in our portfolio, other than those associated with our deferred compensation plan, were classified as available-for-sale. Available-for-sale investments are carried at their fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest income and other in our consolidated statements of comprehensive income. Net unrealized gains or losses are recorded directly in stockholders’ equity on an after-tax basis. Those unrealized losses that are deemed to be other than temporary, of which there were none at December 31, 2013 and 2012, are reflected in Interest income and other. Investments classified as long-term represent funds that are deemed to be in excess of our estimated operating requirements and have remaining maturities exceeding twelve months as of the balance sheet date.

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

DEFERRED COMPENSATION PLAN - RESTRICTED CASH EQUIVALENTS | As of December 31, 2013 and 2012, the cash equivalents held in the NQDC Plan consisted of money market funds and were classified as restricted cash equivalents due to legal restrictions associated with the trust held under the Plan.

INVENTORIES  |  Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or market. We establish provisions for inventory if it is in excess of projected customer demand, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

PROPERTY AND EQUIPMENT  |  Property and equipment are carried at cost less accumulated depreciation and amortization. Cost includes purchase cost, applicable taxes, freight, and installation costs incurred in the acquisition of any assets that require a period of time to make it ready for use. In addition, we capitalize the cost of major replacements, improvements, and betterments, while we expense normal repairs and maintenance. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to seven years are used for equipment and office furniture, up to forty years for buildings, and fifty years for land rights. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Property and equipment also includes costs related to the development of internal use software.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS |  Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

LONG-LIVED ASSETS INCLUDING GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSET IMPAIRMENT  |  We perform reviews of property, plant and equipment, and certain identifiable intangibles, excluding goodwill, to determine if facts and circumstances indicate that the useful life is shorter than what we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment losses, if any, are based on the excess of the carrying amount over the fair value of those assets.

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests annually during the fourth quarter unless a triggering event would require an expedited analysis.

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

The types of instruments valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 pricing is provided by third party sources of market information obtained through our investment advisors, and this market information consists of comparable pricing of other securities as the Level 2 securities we hold are not actively traded and have fewer observable transactions. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from our advisors.

We had no transfers between Level 1 and Level 2 during the years ended December 31, 2013 or December 31, 2012.

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

We currently depend upon Taiwan Semiconductor Manufacturing Company (“TSMC”) to manufacture our silicon wafers. We also depend on TSMC to improve process technologies in a timely manner and to enhance our product designs and cost structure. We have no formalized long-term commitment from TSMC. If market demand for silicon wafers suddenly exceeds market supply, our supply of silicon wafers can become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we are unable to procure wafers at favorable prices, our gross margins will be adversely affected.

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

REVENUE RECOGNITION  |  We sell the majority of our products to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. We also sell directly to certain OEMs. In most cases, sales to distributors are made under agreements allowing for subsequent price adjustments and returns, and we generally defer recognition of revenue until the products are resold by the distributor, at which time our final net sales price is fixed. At the time of shipment to distributors, we (1) record a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) record deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors in the liability section of our consolidated balance sheets.

Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' resales are priced at a discount from list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to Altera for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we generally defer revenue recognition on sales to distributors until our products are sold by the distributor to the end customer, which is when our price is fixed or determinable. A substantial portion of Deferred income and allowances on sales to distributors balance represents a portion of distributors' original purchase price that will be credited back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in Deferred income and allowances on sales to distributors that will be credited back to the distributors. Therefore, we do not reduce deferred income or accounts receivable by anticipated future price concessions; instead, price concessions are typically recorded against Deferred income and allowances on sales to distributors when incurred, which is generally at the time the distributor sells the product to an end customer.

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

Revenue from products sold directly to OEMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis within cost of sales. We record reserves for OEM sales returns and allowances as a component of Accounts receivable, net, in the accompanying consolidated balance sheets.

IMPAIRMENT OF DEFERRED COST OF SALES |  Our deferred cost of sales represents the products shipped from Altera to our distributors. We evaluate whether our deferred cost of sales has been impaired based on expected net cash flows to be received for the deferred item. In assessing the impairment of our deferred cost of sales, we use a lower of cost or market estimate of realizable value. We apply our inventory valuation procedures, including potential impairment due to excess or obsolescence, to Altera owned inventory and distributor owned inventory. Realization of the deferred cost occurs because we earn revenue in excess of the amount of costs deferred.

DERIVATIVE FINANCIAL INSTRUMENTS | We account for derivative instruments activities as either assets or liabilities in the statement of financial position and carry them at fair value. Derivatives that are not designated as cash flow hedges for accounting purposes are adjusted to fair value through earnings. We do not enter into foreign exchange transactions for trading or speculative purposes. We did not have any open derivative contracts as of December 31, 2013 or 2012.

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

STOCK-BASED COMPENSATION PLANS  |  We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. We use the Black-Scholes option pricing model to determine the estimated fair value for certain awards. Stock-based compensation cost for restricted stock units ("RSU"s) with time-based vesting is measured based on the closing fair market value of our common stock on the date of the grant, reduced by the present value of the estimated expected future dividends, and then multiplied by the number of RSUs granted. Stock-based compensation cost for performance-based restricted stock units ("PRSU"s) granted with market conditions is measured using a Monte Carlo simulation model on the date of grant.

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our consolidated statements of comprehensive income. For stock options and RSUs, the grant-date value, less estimated pre-vest forfeitures, is expensed on a straight-line basis over the vesting period. PRSUs are expensed using a graded vesting schedule. The vesting period for stock options and RSUs is generally four years, while the vesting period for PRSUs is generally three years.

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue, expenses, gains or losses are remeasured at the average exchange rate for the period. Non-monetary assets and liabilities are reflected at historical exchange rates. The resultant remeasurement gains or losses are included in Interest income and other in the consolidated statements of comprehensive income. Such gains or losses are insignificant for all periods presented.

RESEARCH AND DEVELOPMENT EXPENSE  |   Research and development ("R&D") expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. Research and development costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $6.6 million, $7.4 million and $5.8 million in 2013, 2012 and 2011, respectively.

INCOME PER SHARE  | We compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs (including PRSUs), and employee stock purchase plan (“ESPP”) shares. Our application of the treasury stock method includes as assumed proceeds the average unamortized stock-based compensation expense for the period and the impact of the pro forma deferred tax benefit or cost associated with stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our consolidated financial statements.

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

Note 3: Acquisitions

During the year ended December 31, 2013, we completed two acquisitions (collectively the "2013 Acquisitions") qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from the 2013 Acquisitions, see Note 4: Goodwill and for information on the classification of intangible assets, see Note 5: Acquisition-Related Intangible Assets, Net. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We have no outstanding debt as of December 31, 2013 relating to the 2013 Acquisitions. These 2013 Acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations. As of December 31, 2013, we had not yet finalized the valuation of the deferred tax assets in connection with these 2013 Acquisitions. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

In December 2010, we completed one acquisition (the "2010 Acquisition") qualifying as a business combination in exchange for cash consideration of $8.0 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from the 2010 Acquisition, see Note 4: Goodwill and for information on the classification of intangible assets, see Note 5: Acquisition-Related Intangible Assets, Net. In connection with the 2010 Acquisition, we were required to pay future installments of $7.5 million to the company's former shareholder over a four-year period ending December 2014, contingent upon the continued employment of this individual by Altera. Approximately $1.9 million was recognized as compensation expense in our consolidated statements of comprehensive income for each of the years ended December 31, 2013, 2012 and 2011.

Note 4: Goodwill

Goodwill activity was as follows:

(In thousands)	2013
Beginning Balance	$2,329
Additions due to acquisitions	71,639
Ending Balance	$73,968

During the fourth quarter of 2013, we revised our estimate of goodwill acquired for one of our 2013 Acquisitions to reflect our updated assessment of our ability to utilize acquired net operating loss carryforwards. Utilization of the net operating loss carryforwards acquired may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions. During the fourth quarter of 2013, we performed an Internal Revenue Code Section 382 study on the historical net operating loss carryforwards of the acquired entity as of the acquisition date. As a result, we revised our purchase price allocation, which resulted in a $17.3 million increase in our deferred tax asset balance for these historical net operating loss carryforwards with a corresponding decrease to Goodwill.

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. In 2013, as the majority of our goodwill balance resulted from the 2013 Acquisitions, we performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, changes in forecasted operating results and comparing actual results to projections, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step goodwill impairment test at this time. Based on the impairment review performed during the fourth quarter of fiscal 2013, there was no impairment of Goodwill in fiscal 2013. Unless there are indicators of impairment, our next impairment review for Goodwill will be performed and completed in the fourth quarter of fiscal 2014. To date, no impairment indicators have been identified.

Note 5: Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	December 31, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$60,770	$(4,445)	$56,325	9.4 years
Customer relationships	12,910	(1,597)	11,313	6.8 years
Trade name	3,700	(253)	3,447	8.9 years
Non-competition agreements	700	(213)	487	2.0 years
Other intangible assets	930	(752)	178	1.2 years
Acquisition-related intangible assets, net subject to amortization	79,010	(7,260)	71,750
In-process research & development	10,400	—	10,400
Total acquisition-related intangible assets, net	$89,410	$(7,260)	$82,150

	December 31, 2012
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$5,670	$(1,342)	$4,328	8.8 years
Customer relationships	910	(364)	546	5.0 years
Other intangible assets	730	(730)	—	1.0 year
Acquisition-related intangible assets subject to amortization, net	7,310	(2,436)	4,874
Total acquisition-related intangible assets, net	$7,310	$(2,436)	$4,874

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to the 2013 Acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transfered to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to research and development expense in the consolidated statements of comprehensive income. Subsequent to the completion of the 2013 Acquisitions, we reclassified $17.7 million of IPR&D costs to developed technology upon finalization of one of the projects. No projects were abandoned. The remaining IPR&D projects that make up the intangible asset balance as of December 31, 2013 are expected to be completed in early 2014.

Based on the carrying value of acquisition-related intangible assets, net as of December 31, 2013, the annual amortization expense for acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2014	$9,168
2015	8,956
2016	8,637
2017	8,462
Thereafter	36,527
Total	$71,750

Note 6: Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,880	$—	$—	$71,880	$71,880	$—	$—

Available for sale:
Level 1:
Money market funds	2,763,094	—	—	2,763,094	2,763,094	—	—
U.S. treasury securities	1,604,450	15	(28,298)	1,576,167	34,184	39,262	1,502,721
Subtotal	4,367,544	15	(28,298)	4,339,261	2,797,278	39,262	1,502,721

Level 2:
U.S. agency securities	53,755	33	(18)	53,770	—	26,999	26,771
Non-U.S. government securities	18,352	5	—	18,357	—	9,306	9,051
Municipal bond	2,603	—	(7)	2,596	—	603	1,993
Corporate debt securities	219,491	425	(69)	219,847	—	65,317	154,530
Subtotal	294,201	463	(94)	294,570	—	102,225	192,345
Total	$4,733,625	$478	$(28,392)	$4,705,711	$2,869,158	$141,487	$1,695,066

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities		Long-Term Marketable Securities

Cash	$89,194	$—	$—	$89,194	$89,194	$—		$—

Available for sale:
Level 1:
Money market funds	2,739,904	—	—	2,739,904	2,739,904	—		—
U.S. treasury securities	564,713	5,231	(3)	569,941	33,519	22,493		513,929
Subtotal	3,304,617	5,231	(3)	3,309,845	2,773,423	22,493	—	513,929

Level 2:
U.S. agency securities	116,802	58	(1)	116,859	11,799	53,438		51,622
Non-U.S. government securities	11,644	10	(2)	11,652	—	2,730		8,922
Municipal bond	1,372	1	—	1,373	—	752		621
Corporate debt securities	193,048	436	(64)	193,420	2,211	61,545		129,664
Subtotal	322,866	505	(67)	323,304	14,010	118,465		190,829
Total	$3,716,677	$5,736	$(70)	$3,722,343	$2,876,627	$140,958		$704,758

We have made certain cost method investments of approximately $12.4 million. These investments are included within Other assets, net in our consolidated balance sheets. The investments are in privately held companies in which we have less than a 20% interest and no significant influence over the investee's operations. We report our cost method investments at cost, except when investments are found to be more than temporarily impaired after an impairment review. Factors considered during an impairment review include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, the investee's ability to stay in business such as the investee's liquidity and debt ratios, and overall general market conditions in the investee's industry. Investments are considered impaired when the fair value is below the investment’s adjusted cost basis, and the impairment will be charged to the consolidated statements of comprehensive income. We performed such a review as of December 31, 2013 and determined that no impairment existed.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 31, 2013
(In thousands)	Adjusted Cost	Estimated Fair Value
Due in one year or less	$175,584	$175,671
Due after one year through five years	1,723,067	1,695,066
	$1,898,651	$1,870,737

As of December 31, 2013, we had 137 or $1.6 billion out of our total available-for-sale securities investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $28.4 million. As of December 31,

2012, we had 91 or $118.7 million out of our total available-for-sale securities portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $0.1 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. In accordance with our investment policy, we place investments in highly-rated securities with high credit quality issuers, and limit the amount of credit exposure to any one issuer. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or less was not significant as of December 31, 2013 and December 31, 2012. We neither intend to sell these investments nor conclude that it is more-likely-than-not that we will have to sell them until recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity, given the high credit quality of these investments.

Note 7: Accounts Receivable, Net and Significant Customers

Account receivable, net was comprised of the following:

(In thousands)	December 31, 2013	December 31, 2012

Gross accounts receivable	$483,628	$324,260
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(96)	(52)
Accounts receivable, net	$483,032	$323,708

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

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

(Percentage of Net Sales)	2013	2012	2011

Sales to distributors	77%	71%	73%
Sales to OEMs	23%	29%	27%
	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. (“Arrow”)	41%	40%	39%
Macnica, Inc. (“Macnica”)	23%	21%	21%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for 2013, 2012 or 2011.

One OEM accounted for 11% of our net sales in 2013, 16% in 2012 and 13% in 2011. No other individual OEM accounted for more than 10% of our net sales for 2013, 2012 or 2011.

As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 26% and 55%, respectively, of our total accounts receivable. As of December 31, 2012, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of December 31, 2013 or 2012.

Note 8: Inventories

Inventories were comprised of the following:

(In thousands)	December 31, 2013	December 31, 2012

Raw materials	$8,390	$12,447
Work in process	104,755	88,643
Finished goods	50,735	51,631
Total inventories	$163,880	$152,721

Note 9: Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	December 31, 2013	December 31, 2012

Land and land rights	$23,157	$23,157
Buildings	159,123	159,247
Equipment and software	281,197	256,725
Office furniture and fixtures	24,438	24,531
Leasehold improvements	12,391	11,915
Construction in progress	1,798	1,705
Property and equipment, at cost	502,104	477,280
Accumulated depreciation and amortization	(297,962)	(271,132)
Property and equipment, net	$204,142	$206,148

Depreciation expense was $42.6 million in 2013, $32.9 million in 2012, and $28.9 million in 2011. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10: Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following components:

(In thousands)	December 31, 2013	December 31, 2012

Deferred revenue on shipments to distributors	$512,872	$363,641
Deferred cost of sales on shipments to distributors	(33,809)	(28,101)
Deferred income on shipments to distributors	479,063	335,540
Other deferred revenue (1)	8,683	10,453
Total	$487,746	$345,993

(1)	Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity was as follows:

(In thousands)	2013	2012

Balance at beginning of period	$345,993	$279,876
Deferred revenue recognized upon shipment to distributors	5,870,096	5,517,540
Deferred costs of sales recognized upon shipments to distributors	(269,969)	(238,256)
Revenue recognized upon sell-through to end customers	(1,055,137)	(1,023,465)
Costs of sales recognized upon sell-through to end customers	260,326	237,703
Earned distributor price concessions (1)	(4,575,430)	(4,345,473)
Returns	(88,058)	(82,577)
(Decrease)/ increase in other deferred revenue	(75)	645
Balance at end of period	$487,746	$345,993

(1)
Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volumes, and factors associated with the timing of shipments to distributors.

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. The majority of our distributors' sales to their customers are priced at a discount from our list price. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed, and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive a price concession, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. It is our practice to apply these negotiated price discounts to future purchases, requiring the distributor to settle receivable balances, on a current basis, generally within 30 days, for amounts originally invoiced.

Note 11: Accumulated Other Comprehensive (Loss)/ Income

The following table presents the components of, and the changes in, accumulated other comprehensive (loss)/ income, net of tax:

(In thousands)	December 31, 2012	Other Comprehensive Loss	December 31, 2013

Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$5,592	$(33,554)	$(27,962)
Accumulated other comprehensive (loss)/ income	$5,592	$(33,554)	$(27,962)

Note 12: Commitments and Contingencies

OPERATING LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times, as presented below. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $10.1 million in 2013, $10.6 million in 2012 and $8.1 million in 2011, respectively. We have the option to extend or renew most of our leases, which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2013 are as follows:

Year	Operating
(In thousands)
2014	$8,187
2015	5,228
2016	3,400
2017	2,967
2018	2,509
2019 and thereafter	6,742
Total	$29,033

PURCHASE OBLIGATIONS | We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of December 31, 2013, we had approximately $158.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

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

LEGAL PROCEEDINGS |  On December 8, 2010, Intellectual Ventures I LLC and Intellectual Ventures II LLC (“Intellectual Ventures”) filed a lawsuit in the United States District Court for the District of Delaware against Altera, Microsemi Corporation, and Lattice Semiconductor Corporation alleging that Altera infringes five patents. The complaint requests unspecified monetary damages including enhanced damages for willful infringement. In February 2011, Intellectual Ventures filed a First Amended Complaint adding Xilinx, Inc. as a defendant. In March 2011, Altera answered the complaint and asserted counterclaims against Intellectual Ventures for non-infringement and invalidity of the asserted patents. The defendants filed motions in the District of Delaware to transfer the case to the United States District Court for the Northern District of California and to stay the action pending re-examination proceedings in the United States Patent and Trademark Office. Intellectual Ventures opposed the motions. In January 2012, the United States District Court for the District of Delaware denied the defendants' motion to transfer the case to the Northern District of California, and in February 2012, the court denied the defendants' motion to stay. Three of the four defendants, including Altera, filed a writ of mandamus in the Court of Appeals for the Federal Circuit requesting that the case be transferred to the Northern District of California. In July 2012, the Court of Appeals for the Federal Circuit denied the writ of mandamus. In January 2013, Intellectual Ventures and Microsemi announced a settlement agreement, which included a dismissal of all claims against Microsemi. In March 2013, Intellectual Ventures and Lattice announced a settlement agreement, which included a dismissal of all claims against Lattice.  In December 2013, Intellectual Ventures and Altera entered into a settlement agreement, which included a dismissal of all Intellectual Ventures’ claims against Altera and a dismissal of all Altera’s counterclaims against Intellectual Ventures. The resolution of this case did not have a material adverse impact on our consolidated results of operations.

We file income tax returns with the Internal Revenue Service (“IRS”) and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the two Notices respectively, in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report addressing these affirmative adjustments with the Tax Court on February 5, 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

Note 13: Income per Share

A reconciliation of basic and diluted income per share is presented below:

(In thousands, except per share amounts)	2013	2012	2011

Basic:

Net income	$440,065	$556,807	$770,711
Basic weighted shares outstanding	320,195	320,830	321,892
Net income per share	$1.37	$1.74	$2.39

Diluted:

Net income	$440,065	$556,807	$770,711

Weighted shares outstanding	320,195	320,830	321,892
Effect of dilutive securities:
Stock options, employee stock purchase plan shares, and restricted stock unit shares	2,823	3,667	5,714

Diluted weighted shares outstanding	323,018	324,497	327,606

Net income per share	$1.36	$1.72	$2.35

In applying the treasury stock method, we excluded 2.0 million stock option shares and RSUs (including PRSUs) for 2013 because their effect was anti-dilutive. While these stock option shares and restricted stock units are currently anti-dilutive, they could be dilutive in the future. Anti-dilutive stock option shares totaled 1.8 million for each of 2012 and 2011. All restricted stock units outstanding as of December 31, 2012 and December 31, 2011 were included in our treasury stock method calculation.

Note 14: Stockholders' Equity

COMMON STOCK REPURCHASES  |  We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 36.8 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2013. Since the inception of the stock purchase program through December 31, 2013, we have repurchased a total of 196.2 million shares of our common stock for an aggregate cost of $4.3 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained Earnings, as applicable.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2013	2012

Shares repurchased	6.2	6.9

Cost of shares repurchased	$201.1	$229.1
Average price per share	$32.33	$33.10

Note 15: Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The 2005 Plan provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, RSUs, PRSUs, restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the 2005 Plan consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the 2005 Plan vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of December 31, 2013, the 2005 Plan had a total of 28.1 million shares reserved for future issuance, of which 18.8 million shares were available for future grants.

Historically, we used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. RSUs and PRSUs are now the most frequently issued type of long-term equity-based award for eligible employees.

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

As of December 31, 2013, 3.1 million shares were available for future issuance under the ESPP. Sales under the ESPP were 0.8 million shares of common stock at an average price of $26.88 per share for 2013, 0.7 million shares of common stock at an average price of $27.90 per share for 2012, and 0.7 million shares of common stock at an average price of $26.12 per share for 2011.

VALUATION AND EXPENSE INFORMATION |  Our stock-based compensation expense included in the consolidated statements of comprehensive income was as follows:

(In thousands)	2013	2012	2011

Cost of sales	$1,932	$1,872	$1,655
Research and development expense	42,515	41,652	36,410
Selling, general, and administrative expense	52,177	50,062	44,685
Pre-tax stock-based compensation expense	96,624	93,586	82,750
Income tax benefit	(25,432)	(23,998)	(20,278)
Net stock-based compensation expense	$71,192	$69,588	$62,472

No stock-based compensation was capitalized during any period presented above. As of December 31, 2013, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $156.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years. To the extent the actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

We settle employee stock option exercises, ESPP purchases, RSUs and PRSUs vesting with newly issued common shares.

The assumptions used to estimate the fair value of the ESPP shares, and the stock options, RSUs and PRSUs granted under the 2005 Plan were as follows:

	2013	2012	2011
Stock options:
Expected term (in years)	6.0	6.0	5.0
Expected stock price volatility	32.8%	35.1%	32.7%
Risk-free interest rate	1.3%	1.1%	0.3%
Dividend yield	1.5%	0.8%	0.6%
Weighted-average estimated fair value per share	$9.35	$10.85	$12.92

ESPP shares:
Expected term (in years)	0.7	1.0	0.8
Expected stock price volatility	28.1%	36.8%	35.9%
Risk-free interest rate	0.1%	0.2%	0.1%
Dividend yield	1.8%	1.1%	0.7%
Weighted-average estimated fair value per share	$7.87	$9.61	$12.03

RSUs:
Risk-free interest rate	0.3%	0.3%	0.6%
Dividend yield	1.3%	1.0%	0.7%
Weighted-average estimated fair value per share	$32.19	$32.67	$41.30

PRSUs:
Expected Altera stock price volatility	34.7%	34.9%	$—
Expected SOX stock price volatility	27.1%	28.9%	$—
Risk-free interest rate	0.3%	0.3%	$—
Dividend yield	1.2%	1.1%	$—
Weighted-average estimated fair value per share	$33.03	$41.18	$—

In connection with one of our 2013 Acquisitions, we assumed the acquired company's stock option plans for purposes of all unvested employee stock options that had been granted as of the acquisition date. We converted these unvested options to Altera shares and issued 55,931 shares of Altera stock options with a vesting period equal to the remaining vesting period of the assumed grants as of the acquisition date. These stock options are not included in the table above as the options were granted under a stock option plan other than the 2005 Plan, and the options were granted with a vesting period and certain Black-Scholes option pricing model assumptions that differ from the other non-acquisition related stock options granted during the year. The weighted average grant date fair value of these options is $24.42 per share. As of December 31, 2013, there are no shares reserved for future issuance under this stock plan.

On May 6, 2013 and July 30, 2012, we granted 262,647 and 66,489 market-based PRSUs, respectively, to a group of senior executives. As of December 31, 2013, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested. For market-based PRSU grants made on May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $33.03 and $41.18, respectively.

For stock options, the expected term represents the weighted average period from the date of grant to exercise, cancellation, or expiration. For ESPP shares, the expected term represents the average term from the first day of the offering period to the purchase date.

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

A summary of activity for our RSUs and PRSUs for 2013 and information regarding RSUs and PRSUs outstanding and expected to vest as of December 31, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2012	6,960	$34.03
Grants	2,794	$33.21
Vested	(2,685)	$31.11
Forfeited	(677)	$35.00
Outstanding, December 31, 2013	6,392	$34.80	1.5	$207,818
Vested and expected to vest, December 31, 2013	5,671	$34.80	1.4	$184,371

(1)
Aggregate intrinsic value represents the closing price per share of our stock on December 31, 2013, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of December 31, 2013.

The total fair value of RSUs and PRSUs vested and expensed during 2013, 2012 and 2011 was $85.4 million, $81.0 million and $71.8 million, respectively.

A summary of stock option activity for 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2013 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2012	5,163	$25.81
Grants	94	$19.14
Exercises	(1,792)	$21.01
Forfeited/Cancelled/Expired	(19)	$28.61
Outstanding, December 31, 2013	3,446	$28.11	4.4	$24,076
Exercisable, December 31, 2013	2,431	$24.74	3.0	$23,018
Vested and expected to vest, December 31, 2013	3,347	$27.90	4.3	$23,982

(1)
For those stock options with an exercise price below the closing price per share on December 31, 2013, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2013, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2013.

For 2013, 2012 and 2011, 1.8 million, 1.7 million and 4.8 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for 2013, 2012 and 2011 was $24.0 million, $30.6 million and $97.7 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during 2013, 2012 and 2011 was $37.6 million, $31.2 million and $102.3 million, respectively.

The total fair value of options vested and expensed during 2013, 2012 and 2011 was $5.3 million, $4.9 million and $4.7 million, respectively.

Note 16: Income Taxes

Income tax expense consists of:

(In thousands)	2013	2012	2011
Current tax expense:
U.S.	$21,869	$2,622	$21,618
State	220	245	235
Foreign	5,093	23,419	40,771

Total current tax expense	27,182	26,286	62,624

Deferred taxes:
U.S.	3,961	8,824	21,024
State	—	—	(22)
Foreign	(380)	—	(5,345)

Total deferred tax expense	3,581	8,824	15,657

Total income tax expense	$30,763	$35,110	$78,281

Deferred income tax assets were as follows:

(In thousands)	December 31, 2013	December 31, 2012
Deferred income on sales to distributors	$14,178	$14,246
Deferred compensation	24,596	24,664
Stock-based compensation	17,568	16,923
Other accrued expenses and reserves	32,419	33,821
Net operating loss carryforwards	11,339	—
Tax credit carryforwards	35,899	21,829

Gross deferred tax assets	135,999	111,483
Valuation allowance	(24,498)	(18,430)
Deferred tax assets, net of valuation allowance	111,501	93,053

Amortization of acquisition-related intangible assets	(9,536)	(1,183)
Depreciation and amortization	(13,732)	(15,739)

Net deferred tax assets	$88,233	$76,131

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extends the federal R&D tax credit retroactively for two years from January 1, 2012 through December 31, 2013. The federal R&D tax credit has not been extended beyond 2013. As of December 31, 2013, we had $6.9 million of federal R&D tax credit carryforwards. The federal R&D tax credit carryforwards will begin to expire in the year 2024. We also had $24.5 million of California R&D tax credit carryforwards. The California R&D tax credits can be carried forward indefinitely; however, we have provided a full valuation allowance for deferred tax assets related to the California R&D tax credits that are not expected to be realized.
As of December 31, 2013, we had $9.2 million and $24.6 million of U.S. federal and foreign net operating loss carryforwards, respectively, to offset our future taxable income. The U.S. federal net operating loss carryfowards were from one of our 2013 Acquisitions and will begin to expire in the year 2034, if not utilized. The foreign net operating loss carryforwards were from one of our 2013 Acquisitions and can be carried forward indefinitely. We expect both the U.S. federal and foreign net operating loss carryforwards to be fully realizable in the future.

Under the provisions of Section 382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company's net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. As a result of the acquired tax attributes, our tax attributes are subject to an annual limitation of approximately $0.9 million per year for federal purposes.

The valuation allowance of $24.5 million as of December 31, 2013 primarily relates to a California law change providing the option to elect the single sales factor apportionment method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The single sales method became mandatory for tax years beginning on or after January 1, 2013. We expect that the income subject to tax in California will be lower than under prior tax law and therefore realization of our California deferred tax assets is no longer more likely than not to occur.

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

The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2013	2012	2011
Tax expense at U.S. statutory rates	$164,790	$207,171	$297,151
State taxes, net of federal benefit	203	203	203
Foreign tax rate differential	(148,438)	(165,572)	(225,234)
Executive compensation deduction limitation	2,217	2,346	3,237
Research and development tax credits	(28,538)	(20,487)	(16,649)
Interest on unrecognized gross tax benefits	5,149	(1,968)	7,520
Deferred tax asset valuation allowance	6,068	7,532	8,198
Foreign dividends	27,707	—	—
Other, net	1,605	5,885	3,855

Total income tax expense	$30,763	$35,110	$78,281

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of December 31, 2013, the deferred charge balance in Other current assets was $2.2 million, and $18.9 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

We file income tax returns with the IRS and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining that additional taxes of $19.8 million for 2002 through 2004 and an additional $21.4 million were due for 2005 through 2007, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit, and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008 and converted this amount to tax payments in March 2012.  On March 6, 2012 and April 20, 2012, we filed petitions challenging the two Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.

On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report addressing these affirmative adjustments with the Tax Court on February 5, 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

During the third quarter of 2013, we reversed $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and related interest mostly relating to the expiration of federal statute of limitations for the 2008 and 2009 tax years. The resulting decrease in our effective tax rate in the third quarter of 2013 was substantially offset by $27.7 million of tax accrued on foreign dividends.

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

The aggregate changes in the balance of gross unrecognized tax benefits for 2013, 2012 and 2011 were as follows:

(In millions)	2013	2012	2011
Balance at beginning of year	$296.4	$306.5	$263.3
Additions based on tax positions related to the current year	67.3	45.1	51.1
Additions for tax positions of prior years	2.7	4.8	5.7
Reductions for tax positions of prior years	(42.3)	(60.0)	(13.6)
Balance at end of year	$324.1	$296.4	$306.5

As of December 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $301.3 million and $275.9 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.

Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized a net expense of $0.1 million in 2013. The net expense of $0.1 million is primarily due to $3.9 million in interest and penalty expenses related to general unrecognized tax benefits, offset by the reversal of $3.8 million of interest and penalties associated with the reversal of uncertain tax positions resulting from the IRS conceding an adjustment for certain 2007 inter-company transactions in our 2004 through 2007 litigation, changes in estimates for certain foreign jurisdictions, and the expiration of foreign and domestic statutes of limitation. We recognized a net benefit of $6.0 million and a net expense of $4.8 million in 2012 and 2011, respectively. The balance of accrued and unpaid interest and penalties was $48.8 million as of December 31, 2013 and 2012.

In connection with one of our acquisitions in 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in Other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

U.S. and foreign components of income before income taxes were:

(In thousands)	2013	2012	2011
U.S.	$79,160	$26,216	$94,930
Foreign	391,668	565,701	754,062

Income before income taxes	$470,828	$591,917	$848,992

Aggregate unremitted earnings of our foreign subsidiaries were $3.1 billion as of December 31, 2013. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to our U.S. entities, they would be subject to domestic and/or foreign taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 17: Segment and Geographic Information

We operate in a single industry segment comprised of the design, development, manufacture, and sale of PLDs and related software design tools. Our sales by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased our products. The geographic locations of our distributors may be different from the geographic locations of our end customers. Long-lived assets include property and equipment, net, which were based on the physical location of the asset as of the end of each fiscal year.

(In thousands)	2013	2012	2011
U.S.	$288,936	$302,478	$365,549

Japan	269,907	256,523	311,836
China	503,127	582,344	688,304
Other	670,602	641,690	698,786
Net sales from foreign countries	1,443,636	1,480,557	1,698,926

Net sales in total	$1,732,572	$1,783,035	$2,064,475

Property and equipment, net by country was as follows:

(In thousands)	December 31, 2013	December 31, 2012

U.S.	$139,082	$141,153

Malaysia	55,509	55,755
Other	9,551	9,240
Property and equipment, net in foreign countries	65,060	64,995

Property and equipment, net in total	$204,142	$206,148

Note 18: Employee Benefits Plans

ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN | We provide a retirement savings option to our eligible U.S. employees through the Altera Corporation Savings and Retirement Plan (the "401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of their eligible compensation (when combining regular and catch-up contributions), limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% of the salary deferred per pay period with a maximum of $4,500 per participant in each of 2013, 2012 and 2011. All matching contributions are immediately vested.

Participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. Total matching contributions to the 401(k) Plan were $6.2 million, $5.8 million, and $5.4 million in 2013, 2012 and 2011, respectively, and were expensed as incurred.

ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2013, there were 122 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $83.2 million and $77.4 million as of December 31, 2013 and December 31, 2012, respectively.

The following tables summarize the fair value of our deferred compensation plan assets by significant investment category:

(In thousands)	December 31, 2013	December 31, 2012

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$16,699	$17,116
Equity securities	32,628	29,902
Mutual funds	32,521	27,073
Subtotal	81,848	74,091

Level 2:
Fixed income securities	1,306	3,346
Total	$83,154	$77,437

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012.

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

(Gain) loss on deferred compensation plan securities from our NQDC plan assets for 2013, 2012 and 2011 was comprised of the following:

(In thousands)	2013	2012	2011
Gross realized gains from sale of trading securities	$2,639	$1,530	$823
Gross realized losses from sale of trading securities	—	(5)	—
Dividend and interest income	876	1,483	808
Net unrealized holding gains (losses)	7,090	4,047	(3,595)
(Gain) loss on deferred compensation plan securities	$10,605	$7,055	$(1,964)

OTHER EMPLOYEE BENEFIT PLANS We offer participation in a Service Award Program (“SAP”) to U.S. employees below the Vice President level and to non-U.S. employees. The SAP provides employees with one to four weeks of additional paid vacation upon their achievement of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which are included in Accrued compensation and related liabilities and Other non-current liabilities.

(In thousands)	December 31, 2013	December 31, 2012

Accrued compensation and related liabilities	$2,564	$2,261
Other non-current liabilities	5,370	6,888
	$7,934	$9,149

Note 19: Credit Facility and Long-Term Debt

Credit Facility

On June 29, 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of December 31, 2013. As of December 31, 2013, we have not borrowed any funds under the Facility.

Long-Term Debt

The carrying values and associated effective interest rates for our Long-term debt was comprised of the following:

(In thousands, except rates)	Effective Interest Rate	December 31, 2013	December 31, 2012

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$596,920	$—
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,056	—
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,490	500,000
Total long-term debt		$1,491,466	$500,000

On October 29, 2013, we issued $600 million aggregate principal amount of 2.50% senior notes (the “2.50% Notes”) and $400 million aggregate principal amount of 4.10% senior notes (the “4.10% Notes”) for general corporate purposes, including stock repurchases. We received net proceeds of $991.8 million, after deduction of a discount of $8.2 million, and we capitalized direct debt issuance costs of $5.5 million from issuance of the 2.5% Notes and the 4.10% Notes.

In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") to repay our outstanding credit facility. We received net proceeds of $499.2 million, after deduction of a discount of $0.8 million, and we capitalized direct debt issuance costs of $3.7 million from issuance of the 1.75% Notes.

All three of our senior notes (the “Notes”) pay a fixed rate of interest semiannually on May 15 and November 15 of each year. The Notes are governed by a base and supplemental indenture between Altera and U.S. Bank National Association, as trustee. The Notes are unsecured and unsubordinated obligations, ranking equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to any of our future indebtedness that is expressly subordinated to the Notes. We may redeem the Notes, in whole or in part, at any time and from time to time for cash at the redemption prices described in the indentures.

The direct debt issuance costs associated with the Notes are recorded in Other assets, net in our consolidated balance sheets and are being amortized to Interest expense in our consolidated statements of comprehensive income over the contractual term using the effective interest method.

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012

Principal amount	$600,000	$—	$400,000	$—	$500,000	$500,000
Unamortized discount	(3,080)	—	(4,944)	—	(510)	—
Net carrying value	$596,920	$—	$395,056	$—	$499,490	$500,000

Interest expense related to the Notes were included in Interest expense in the consolidated statements of comprehensive income as follows:

(In thousands)	2013	2012

Contractual coupon interest	$14,043	$5,682
Amortization of debt issuance costs	1,114	648
Amortization of debt discount	343	102
Total interest expense related to the Notes	$15,500	$6,432

The other components of Interest expense in our consolidated statements of comprehensive income are interest expense incurred as part of the assumed debt in one of our 2013 Acquisitions, interest expense incurred as part of the former credit agreement dated August 31, 2007 which was paid in full in May 2012, bank service fees incurred in connection with our credit facility, and trustee service fees incurred in connection with the Notes.

As of December 31, 2013, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2014	$—
2015	—
2016	—
2017	500,000
2018 and thereafter	1,000,000
Total	$1,500,000

Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012

Estimated fair value	$598,836	$—	$392,680	$—	$501,310	$512,200

Note 20: Declaration of Dividend Subsequent to December 31, 2013

On January 20, 2014, our board of directors declared a cash dividend of $0.15 per common share payable on March 3, 2014 to stockholders of record on February 10, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altera Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 14, 2014

Supplementary Financial Data (unaudited)
Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$410,501	$421,759	$445,945	$454,367
Gross margin	$284,418	$286,655	$304,420	$310,343
Research and development expense	$87,717	$95,489	$95,336	$106,643
Selling, general, and administrative expense	$78,600	$77,869	$78,907	$84,692
Net income	$120,189	$101,509	$119,432	$98,934
Basic net income per share	$0.38	$0.32	$0.37	$0.31
Diluted net income per share	$0.37	$0.31	$0.37	$0.31
Dividends per common share	$0.10	$0.10	$0.15	$0.15

2012
Net sales	$383,754	$464,831	$495,010	$439,440
Gross margin	$268,920	$323,516	$343,003	$306,073
Research and development expense	$82,084	$92,143	$91,393	$93,949
Selling, general, and administrative expense	$69,785	$71,796	$74,243	$74,030
Net income	$115,834	$162,679	$157,489	$120,805
Basic net income per share	$0.36	$0.51	$0.49	$0.38
Diluted net income per share	$0.35	$0.50	$0.49	$0.37
Dividends per common share	$0.08	$0.08	$0.10	$0.10

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item concerning our executive officers is incorporated by reference to the section entitled "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item concerning our directors and our nominees is incorporated by reference to the sections entitled “Proposal One - Election of Directors”, "Board and Corporate Governance Matters" and "Board of Directors and Committees" in our 2014 Proxy Statement. Information required by this Item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The sections entitled “Executive Compensation” and “Director Compensation” in our 2014 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The sections entitled “Director Compensation” and “Certain Relationships and Related-Party Transactions” in our 2014 Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section entitled “Audit, Audit Related, Tax Fees and All Other Fees” in our 2014 Proxy Statement is incorporated herein by reference.

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
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 14, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE John P. Daane	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 14, 2014

/s/ RONALD J. PASEK Ronald J. Pasek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2014

/s/ A. BLAINE BOWMAN A. Blaine Bowman	Director	February 14, 2014

/s/ ELISHA W. FINNEY Elisha W. Finney	Director	February 14, 2014

/s/ KEVIN MCGARITY Kevin McGarity	Director	February 14, 2014

/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	February 14, 2014

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	February 14, 2014

/s/ SHANE V. ROBISON Shane V. Robison	Director	February 14, 2014

/s/ JOHN SHOEMAKER John Shoemaker	Director	February 14, 2014

/s/ THOMAS H. WAECHTER Thomas H. Waechter	Director	February 14, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended and restated on May 9, 2012	Form 8-K	5/11/2012

3.2	Amended and Restated By-Laws of the Registrant, as amended and restated on November 21, 2012	Form 8-K	11/27/2012

4.1	Specimen copy of certificate for shares of common stock of the Registrant.	Form 10-K	3/30/1998

4.2	Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.3	First Supplemental Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.4	Form of Note for Altera Corporation's 1.750% Senior Notes due 2017	Form 8-K	5/8/2012

4.5	Second Supplemental Indenture, dated November 1, 2013, between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	11/1/2013

4.6	Form of Note for Altera Corporation’s 2.500% Senior Notes due 2018	Form 8-K	11/1/2013

4.7	Form of Note for Altera Corporation’s 4.100% Senior Notes due 2023	Form 8-K	11/1/2013

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 6, 2013	Form S-8	5/30/2013

10.3+	Form of Indemnification Agreement entered into with each of the Registrant's officers and directors.	Form 10-Q	7/26/2012

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective November 6, 2008	Form 10-K	2/25/2009

10.10+	Form of Deferred Compensation Agreement	Form 10-K	2/25/2009

10.11*	Wafer Supply Agreement, dated June 26, 1995, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.	Form 10-Q	8/14/1995

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
		Form 10-K	3/24/2000

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004	Form 10-Q	8/10/2004

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006	Form 10-Q	8/6/2007

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan	Form 10-K	3/11/2003

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan	Form 10-Q	11/9/2004

10.18+	1998 Director Stock Option Plan, as amended effective October 2001	Form 10-K	3/8/2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan	Form 10-Q	5/14/2001

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 6, 2013	Form S-8	5/30/2013

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	8/9/2005

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	7/26/2012

10.23+	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan	Form 8-K	2/2/2006

10.30+	Altera Corporation 2013 Executive Bonus Plan	Form 8-K	2/20/2013

10.31	Distribution Agreement with Arrow Electronics Incorporated, effective January 11, 2011	Form 8-K	1/18/2011

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002	Form 10-K	3/11/2005

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005	Form 10-K	3/11/2005

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders	Form 8-K	9/5/2007

10.38+	Avalon Microelectronics Inc. Amended and Restated Stock Option Plan, dated as of December 10, 2010	Form 10-K	2/16/2011

10.39	Credit Agreement, dated as of June 29, 2012, by and among Altera Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	7/3/2012

10.40*	Intel Corporation Amended and Restated Foundry and Manufacturing Customer Agreement, effective as of February 21, 2013, by and among Intel Corporation, Altera Corporation and Altera International Inc.	Form 10-Q	4/26/2013

10.41+	Enpirion, Inc. 2004 Stock Option Plan, including amendments thereto	Form S-8	5/30/2013

#11.1	Computation of Earnings per Share (included in Note 13 to our consolidated financial statements)

#21.1	Subsidiaries of the Registrant

#23.1	Consent of PricewaterhouseCoopers LLP

#24.1	Power of Attorney (included in this Annual Report on Form 10-K)

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________________

#	Filed herewith.

##	Furnished herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.