Form 10-Q
period 2014-03-28
ALTERA CORP
filed 2014-04-25
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at April 10, 2014: 313,256,406

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	March 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,752,111	$2,869,158
Short-term investments	157,136	141,487
Total cash, cash equivalents, and short-term investments	2,909,247	3,010,645
Accounts receivable, net	443,409	483,032
Inventories	158,137	163,880
Deferred income taxes — current	60,209	63,228
Deferred compensation plan — marketable securities	65,646	66,455
Deferred compensation plan — restricted cash equivalents	19,636	16,699
Other current assets	50,535	48,901
Total current assets	3,706,819	3,852,840
Property and equipment, net	198,266	204,142
Long-term investments	1,718,237	1,695,066
Deferred income taxes — non-current	18,422	10,806
Goodwill	74,341	73,968
Acquisition-related intangible assets, net	79,685	82,150
Other assets, net	77,280	76,676
Total assets	$5,873,050	$5,995,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,997	$44,163
Accrued liabilities	42,814	41,218
Accrued compensation and related liabilities	49,838	51,105
Deferred compensation plan obligations	85,282	83,154
Deferred income and allowances on sales to distributors	414,519	487,746
Total current liabilities	628,450	707,386
Income taxes payable — non-current	286,603	276,326
Long-term debt	1,491,789	1,491,466
Other non-current liabilities	8,295	8,403
Total liabilities	2,415,137	2,483,581
Commitments and contingencies
(See “Note 14 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 313,609 shares at March 28, 2014 and 317,769 shares at December 31, 2013	314	318
Capital in excess of par value	1,197,456	1,216,826
Retained earnings	2,275,589	2,322,885
Accumulated other comprehensive loss	(15,446)	(27,962)
Total stockholders' equity	3,457,913	3,512,067
Total liabilities and stockholders' equity	$5,873,050	$5,995,648

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 28, 2014	March 29, 2013
Net sales	$461,092	$410,501
Cost of sales	151,868	126,083
Gross margin	309,224	284,418
Research and development expense	97,657	87,717
Selling, general, and administrative expense	74,507	78,600
Amortization of acquisition-related intangible assets	2,465	213
Compensation expense — deferred compensation plan	1,454	3,422
Gain on deferred compensation plan securities	(1,454)	(3,422)
Interest income and other	(5,985)	(1,659)
Gain reclassified from other comprehensive income	(48)	(54)
Interest expense	10,488	2,465
Income before income taxes	130,140	117,136
Income tax expense/(benefit)	13,626	(3,053)
Net income	116,514	120,189

Other comprehensive income/(loss):
Unrealized holding gain/(loss) on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of $24 and ($5)	12,560	(1)
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $4 and $5	(44)	(49)
Other comprehensive income/(loss)	12,516	(50)
Comprehensive income	$129,030	$120,139

Net income per share:
Basic	$0.37	$0.38
Diluted	$0.37	$0.37

Shares used in computing per share amounts:
Basic	316,552	319,867
Diluted	318,901	323,021

Dividends per common share	$0.15	$0.10

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 28, 2014	March 29, 2013

Cash Flows from Operating Activities:
Net income	$116,514	$120,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,628	11,161
Amortization of acquisition-related intangible assets	2,465	213
Amortization of debt discount and debt issuance costs	779	281
Stock-based compensation	23,347	22,242
Net gain on sale of available-for-sale securities	(48)	—
Amortization of investment discount/premium	685	—
Deferred income tax expense/(benefit)	9,211	(15,606)
Tax effect of employee stock plans	(217)	861
Excess tax benefit from employee stock plans	(326)	(741)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	39,623	(42,709)
Inventories	5,743	13,439
Other assets	(3,992)	13,036
Accounts payable and other liabilities	(3,425)	(9,660)
Deferred income and allowances on sales to distributors	(73,227)	36,649
Income taxes payable	(2,004)	6,239
Deferred compensation plan obligations	674	(6,116)
Net cash provided by operating activities	130,430	149,478
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,622)	(14,586)
(Purchases)/sales of deferred compensation plan securities, net	(674)	6,116
Purchases of available-for-sale securities	(103,982)	(121,111)
Proceeds from sale of available-for-sale securities	35,562	48,978
Proceeds from maturity of available-for-sale securities	41,548	34,416
Purchase of other investments	—	(176)
Net cash used in investing activities	(40,168)	(46,363)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	6,082	8,442
Shares withheld for employee taxes	(3,048)	(3,360)
Payment of dividends to stockholders	(47,554)	(31,978)
Long-term debt and credit facility issuance costs	(1,321)	—
Repurchases of common stock	(161,794)	—
Excess tax benefit from employee stock plans	326	741
Net cash used in financing activities	(207,309)	(26,155)
Net (decrease)/increase in cash and cash equivalents	(117,047)	76,960
Cash and cash equivalents at beginning of period	2,869,158	2,876,627
Cash and cash equivalents at end of period	$2,752,111	$2,953,587

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2013 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The consolidated operating results for the three months ended March 28, 2014 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. Except for the balance sheet reclassification discussed further in Note 2, these reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. We adopted this requirement in the first quarter of 2014 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both Income taxes payable—non-current and Deferred income taxes—non-current declining by approximately $10.9 million and $14.2 million on our consolidated balance sheets as of March 28, 2014 and December 31, 2013, respectively.

Note 3 — Acquisitions

During the year ended December 31, 2013, we completed two acquisitions (collectively the "2013 Acquisitions") qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from these acquisitions, see Note 4 — Goodwill and for information on the classification of intangible assets, see Note 5 — Acquisition-Related Intangible Assets, Net. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We had no outstanding debt as of March 28, 2014 relating to these acquisitions. These acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations.

As of March 28, 2014, we had not yet finalized the valuation of the deferred tax assets in connection with the 2013 Acquisitions. The finalization of these amounts is not expected to have a material effect on our consolidated financial position.

Note 4 — Goodwill

Goodwill activity was as follows:

Three Months Ended
(In thousands)	March 28, 2014
Beginning Balance	$73,968
Additions due to 2013 Acquisitions	373
Ending Balance	$74,341

Goodwill increased $0.4 million during the three months ended March 28, 2014 due to a revision in the historical net operating loss carryforwards for one of our 2013 Acquisitions. Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Note 5 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	March 28, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(6,236)	$61,434	9.4 years
Customer relationships	12,910	(2,071)	10,839	6.8 years
Trade name	3,700	(357)	3,343	8.9 years
Non-competition agreements	700	(300)	400	2.0 years
Other intangible assets	930	(761)	169	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(9,725)	76,185
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(9,725)	$79,685

	December 31, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$60,770	$(4,445)	$56,325	9.4 years
Customer relationships	12,910	(1,597)	11,313	6.8 years
Trade name	3,700	(253)	3,447	8.9 years
Non-competition agreements	700	(213)	487	2.0 years
Other intangible assets	930	(752)	178	1.2 years
Acquisition-related intangible assets subject to amortization, net	79,010	(7,260)	71,750
In-process research & development	10,400	—	10,400
Total acquisition-related intangible assets, net	$89,410	$(7,260)	$82,150

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to the 2013 Acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transfered to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to research and development expense in the consolidated statements of comprehensive income. During the three months ended March 28, 2014, we reclassified $6.9 million of IPR&D costs to the developed technology intangible asset upon finalization of one of the projects. No projects were abandoned. The remaining IPR&D project that made up the IPR&D intangible asset balance as of March 28, 2014 is expected to be completed by the end of 2014.

Based on the carrying values as of March 28, 2014, the annual amortization expense for acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2014 (remaining nine months)	$7,394
2015	9,646
2016	9,327
2017	9,151
2018	9,039
Thereafter	31,628
Total	$76,185

Note 6 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	March 28, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$69,655	$—	$—	$69,655	$69,655	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,672,956	—	—	2,672,956	2,672,956	—	—
U.S. treasury securities	1,611,928	26	(15,845)	1,596,109	9,500	63,624	1,522,985
Subtotal	4,284,884	26	(15,845)	4,269,065	2,682,456	63,624	1,522,985

Level 2:
U.S. agency securities	54,624	23	(25)	54,622	—	27,152	27,470
Non-U.S. government securities	15,818	4	—	15,822	—	11,784	4,038
Municipal bond	2,000	—	(3)	1,997	—	—	1,997
Corporate debt securities	215,881	512	(70)	216,323	—	54,576	161,747
Subtotal	288,323	539	(98)	288,764	—	93,512	195,252
Total	$4,642,862	$565	$(15,943)	$4,627,484	$2,752,111	$157,136	$1,718,237

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,880	$—	$—	$71,880	$71,880	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,763,094	—	—	2,763,094	2,763,094	—	—
U.S. treasury securities	1,604,450	15	(28,298)	1,576,167	34,184	39,262	1,502,721
Subtotal	4,367,544	15	(28,298)	4,339,261	2,797,278	39,262	1,502,721

Level 2:
U.S. agency securities	53,755	33	(18)	53,770	—	26,999	26,771
Non-U.S. government securities	18,352	5	—	18,357	—	9,306	9,051
Municipal bond	2,603	—	(7)	2,596	—	603	1,993
Corporate debt securities	219,491	425	(69)	219,847	—	65,317	154,530
Subtotal	294,201	463	(94)	294,570	—	102,225	192,345
Total	$4,733,625	$478	$(28,392)	$4,705,711	$2,869,158	$141,487	$1,695,066

We have made certain cost method investments of approximately $12.4 million. These investments are included within Other assets, net  in our consolidated balance sheets. The investments are in privately held companies in which we have less than a 20% interest and no significant influence over the investees' operations. We report our cost method investments at cost, except when investments are found to be more than temporarily impaired after an impairment review.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of March 28, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 28, 2014
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$166,559	$166,636
Due after one year through five years	1,733,692	1,718,237
	$1,900,251	$1,884,873

As of March 28, 2014, we had 127 securities or $1.6 billion out of our total available-for-sale securities investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $15.9 million. As of December 31, 2013, we had 137 securities or $1.6 billion out of our total available-for-sale securities investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $28.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 7 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	March 28, 2014	December 31, 2013
Gross accounts receivable	$443,959	$483,628
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(50)	(96)
Accounts receivable, net	$443,409	$483,032

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
(Percentage of Net Sales)	March 28, 2014	March 29, 2013

Sales to distributors	74%	76%
Sales to OEMs	26%	24%
	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	38%	43%
Macnica, Inc. (“Macnica”)	24%	23%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended March 28, 2014 or March 29, 2013.

For the quarterly periods ended March 28, 2014 and March 29, 2013, one OEM accounted for 11% and 13%, respectively, of our net sales.

As of March 28, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 32% and 54%, respectively, of our total accounts receivable. As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 26% and 55%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of March 28, 2014 or December 31, 2013.

Note 8 — Inventories

Inventories were comprised of the following:

(In thousands)	March 28, 2014	December 31, 2013
Raw materials	$5,787	$8,390
Work in process	99,306	104,755
Finished goods	53,044	50,735
Total inventories	$158,137	$163,880

Note 9 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	March 28, 2014	December 31, 2013
Land and land rights	$23,157	$23,157
Buildings	159,845	159,123
Equipment and software	282,283	281,197
Office furniture and fixtures	24,490	24,438
Leasehold improvements	12,600	12,391
Construction in progress	2,755	1,798
Property and equipment, at cost	505,130	502,104
Accumulated depreciation	(306,864)	(297,962)
Property and equipment, net	$198,266	$204,142

Depreciation expense was $13.0 million and $10.2 million for the three months ended March 28, 2014 and March 29, 2013, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	March 28, 2014	December 31, 2013

Deferred revenue on shipment to distributors	$439,994	$512,872
Deferred cost of sales on shipment to distributors	(32,828)	(33,809)
Deferred income on shipment to distributors	407,166	479,063
Other deferred revenue (1)	7,353	8,683
Total	$414,519	$487,746

(1)	Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Three Months Ended
(In thousands)	March 28, 2014	March 29, 2013

Balance at beginning of period	$487,746	$345,993
Deferred revenue recognized upon shipment to distributors	1,354,597	1,535,965
Deferred cost of sales recognized upon shipment to distributors	(66,527)	(58,008)
Revenue recognized upon sell-through to end customers	(277,671)	(250,048)
Cost of sales recognized upon sell-through to end customers	66,733	59,479
Earned distributor price concessions (1)	(1,137,745)	(1,226,899)
Returns	(11,163)	(23,244)
Other	(1,451)	(596)
Balance at end of period	$414,519	$382,642

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

Note 11 — Accumulated Other Comprehensive Loss

The following table presents the components of, and the changes in, accumulated other comprehensive income/(loss), net of tax:

(In thousands)	December 31, 2013	Other Comprehensive Income	March 28, 2014

Accumulated unrealized loss on available-for-sale securities, net of tax	$(27,962)	$12,516	$(15,446)
Accumulated other comprehensive loss	$(27,962)	$12,516	$(15,446)

Note 12 — Income Per Share

A reconciliation of basic and diluted income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	March 28, 2014	March 29, 2013

Basic:

Net income	$116,514	$120,189
Basic weighted shares outstanding	316,552	319,867
Net income per share	$0.37	$0.38

Diluted:

Net income	$116,514	$120,189

Weighted shares outstanding	316,552	319,867
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	2,349	3,154

Diluted weighted shares outstanding	318,901	323,021

Net income per share	$0.37	$0.37

In applying the treasury stock method, we excluded 1.9 million and 1.6 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for the three months ended March 28, 2014 and March 29, 2013, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 13 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of March 28, 2014. As of March 28, 2014, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	March 28, 2014	December 31, 2013

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,080	$596,920
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,181	395,056
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,528	499,490
Total long-term debt		$1,491,789	$1,491,466

In 2013, we issued $600 million aggregate principal amount of 2.50% senior notes (the “2.50% Notes”) and $400 million aggregate principal amount of 4.10% senior notes (the “4.10% Notes”) for stock repurchases and general corporate purposes. We received net proceeds of $991.8 million, after deduction of a discount of $8.2 million, and we capitalized direct debt issuance costs of $5.5 million from issuance of the 2.50% Notes and the 4.10% Notes.

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

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Mar. 28, 2014	Dec. 31, 2013	Mar. 28, 2014	Dec. 31, 2013	Mar. 28, 2014	Dec. 31, 2013

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,920)	(3,080)	(4,819)	(4,944)	(472)	(510)
Net carrying value	$597,080	$596,920	$395,181	$395,056	$499,528	$499,490

Interest expense related to the Notes were included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended
(In thousands)	March 28, 2014	March 29, 2013

Contractual coupon interest	$9,652	$2,127
Amortization of debt issuance costs	456	243
Amortization of debt discount	323	38
Total interest expense related to the Notes	$10,431	$2,408

The other component of Interest expense in our consolidated statements of comprehensive income is interest expense incurred related to bank service fees incurred in connection with our credit facility.

As of December 31, 2013, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2014 (remaining nine months)	$—
2015	—
2016	—
2017	500,000
2018 and thereafter	1,000,000
Total	$1,500,000

Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Mar. 28, 2014	Dec. 31, 2013	Mar. 28, 2014	Dec. 31, 2013	Mar. 28, 2014	Dec. 31, 2013

Estimated fair value	$602,370	$598,836	$405,328	$392,680	$503,721	$501,310

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 28, 2014, we had approximately $169.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2024. There have been no significant changes to our operating lease obligations since December 31, 2013.

Legal Proceedings

We file income tax returns with the Internal Revenue Service (“IRS”) and in various United States ("U.S.") states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the two Notices respectively, in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report addressing these affirmative adjustments with the Tax Court on February 5, 2014. The parties expect to file another Joint Status Report in June 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

We settle employee stock option exercises, ESPP purchases, and the vesting of RSUs and PRSUs with newly issued common shares.

We have issued PRSUs to senior executives with vesting that is contingent on both market performance and continued service ("market-based PRSUs"). For market-based PRSUs issued in 2012 and 2013, the number of shares of Altera stock to be received at vesting will range from 0% to 200% of the target amount based on the percentage by which our total shareholder return ("TSR") exceeds or falls below the Philadelphia Semiconductor Index ("SOX") TSR during a 3-year measurement period. We estimate the fair value of market-based PRSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Altera and SOX price volatility, the correlation between Altera and the SOX index, and dividend yields. Compensation expense is recognized ratably over the 3-year measurement period.

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 28, 2014	March 29, 2013

Cost of sales	$467	$445
Research and development expense	10,273	9,786
Selling, general, and administrative expense	12,607	12,011
Pre-tax stock-based compensation expense	23,347	22,242
Less: income tax benefit	(6,194)	(5,678)
Net stock-based compensation expense	$17,153	$16,564

No stock-based compensation was capitalized during any period presented above. As of March 28, 2014, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $136.9 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the RSUs granted under the equity incentive program were as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
RSUs:
Risk-free interest rate	0.6%	0.4%
Dividend yield	1.9%	1.2%
Weighted-average estimated fair value	$30.40	$32.52

On May 6, 2013 and July 30, 2012, we granted 260,537 and 66,489 market-based PRSUs, respectively, to senior executives. As of March 28, 2014, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested. For market-based PRSU grants made on May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $33.03 and $41.18, respectively.

A summary of activity for our RSUs and PRSUs for the three months ended March 28, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 28, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	6,392	$34.80
Grants	115	$31.88
Vested	(231)	$37.96
Forfeited	(115)	$34.94
Outstanding, March 28, 2014	6,161	$34.63	1.3	$218,402
Vested and expected to vest, March 28, 2014	5,543	$34.63	1.2	$196,496

(1)
Aggregate intrinsic value represents the closing price per share of our stock on March 28, 2014, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of March 28, 2014.

A summary of stock option activity for the three months ended March 28, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 28, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	3,446	$28.11
Grants	—	$—
Exercises	(298)	$20.44
Forfeited/Cancelled/Expired	(13)	$13.97
Outstanding, March 28, 2014	3,135	$28.90	4.53	$26,180
Exercisable, March 28, 2014	2,248	$26.10	3.24	$24,507
Vested and expected to vest, March 28, 2014	3,055	$28.73	4.44	$26,023

(1)
For those stock options with an exercise price below the closing price per share on March 28, 2014, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on March 28, 2014, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 28, 2014.

For the three months ended March 28, 2014, 0.3 million non-qualified stock option shares were exercised. The total intrinsic value of stock options exercised for the three months ended March 28, 2014 was $4.1 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of stock option exercises during the three months ended March 28, 2014 was $6.1 million.

As of March 28, 2014, our 2005 Equity Incentive Plan had a total of 27.8 million shares reserved for future issuance, of which 18.8 million shares were available for future grants.

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

There were no shares sold to the employee under the ESPP during the three months ended March 28, 2014, and March 29, 2013. As of March 28, 2014, 3.1 million shares were available for future issuance under the ESPP.

Note 16 — Stockholders’ Equity

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there was a total of 233.0 million shares authorized for repurchase with approximately 32.2 million shares remaining for further repurchases under our stock repurchase program as of March 28, 2014. Since the inception of the stock purchase program through March 28, 2014, we have repurchased a total of 201.0 million shares of our common stock for an aggregate cost of $4.4 billion.

During the three months ended March 28, 2014, we repurchased 4.6 million shares of our common stock for a total of $161.8 million under our stock repurchase program at an average price per share of $35.16. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report addressing these affirmative adjustments with the Tax Court on February 5, 2014. The parties expect to file another Joint Status Report in June 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 28, 2014 was 10.5% compared to -2.6% for the three months ended March 29, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared to the same period in 2013, and the expiration of the US federal research and development tax credit for 2014.

The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended March 28, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the three months ended March 29, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively, the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years.

As of March 28, 2014, we had total gross unrecognized tax benefits of $309.2 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $48.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of March 28, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of March 28, 2014, the deferred charge balance in Other current assets was $2.2 million, and $18.4 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

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

Note 18 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of March 28, 2014, there were 127 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $85.3 million and $83.2 million as of March 28, 2014 and December 31, 2013, respectively.

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

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	March 28, 2014	December 31, 2013

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$19,636	$16,699
Equity securities	32,969	32,628
Mutual funds	31,612	32,521
Subtotal	84,217	81,848

Level 2:
Fixed income securities	1,065	1,306
Total	$85,282	$83,154

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of March 28, 2014 and December 31, 2013.

Note 19 — Declaration of Dividend Subsequent to March 28, 2014

On April 21, 2014, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on June 2, 2014 to stockholders of record on May 12, 2014.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following MD&A, as well as information contained in the risk factors described in Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “continue,” or other similar words. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, uncertain events or assumptions, and other characteristics of future events or circumstances are forward-looking statements. Examples of forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; and (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Overview

	Three Months Ended			Three Months Ended
(In thousands, except share and per share data)	March 28, 2014	December 31, 2013	Change	March 28, 2014	March 29, 2013	Change
Net sales	$461,092	$454,367	$6,725	$461,092	$410,501	$50,591
Gross margin	$309,224	$310,343	$(1,119)	$309,224	$284,418	$24,806

Operating cash flows	$130,430	$130,759	$(329)	$130,430	$149,478	$(19,048)
Total cash, cash equivalents and investments	$4,627,484	$4,705,711	$(78,227)	$4,627,484	$3,836,970	$790,514

Diluted shares	318,901	322,018	(3,117)	318,901	323,021	(4,120)
Diluted net income per share	$0.37	$0.31	$0.06	$0.37	$0.37	$—

Dividends per common share	$0.15	$0.15	$—	$0.15	$0.10	$0.05

Our first quarter 2014 net sales of $461.1 million increased 1.5% from the fourth quarter of 2013. Net sales to Wireless customers drove the net sales growth, largely due to the accelerated pace of the deployment of the Long-Term Evolution ("LTE") communication equipment in China. Industrial grew for the fourth straight quarter and Automotive increased by double digits on a percentage basis, while Computer decreased sharply. Our 28 nm and 40 nm product families continue to be the most significant contributors to net sales. Our gross margin percentage decreased from 68.3% in the fourth quarter of 2013 to 67.1% for the first quarter of 2014. The decrease was primarily driven by an unfavorable customer mix as a result of our increased sales to Wireless customers. For the second quarter of 2014 we are forecasting a 2-6% increase in net sales from the first quarter of 2014. The forecast reflects anticipated continued strength in Wireless. Both Telecom & Wirelsss and Networking, Computer & Storage are expected to grow. Industrial Automation, Military & Automotive is expected to decline. Other will remain flat. As a result of the continued strength in Wireless, we expect our second quarter gross margin to be consistent with the first quarter.

We continue to generate strong operating cash flows, with $130.4 million in cash flows from operations for the first quarter of 2014. We ended the quarter with $4.6 billion in cash, cash equivalents and investments. During the first quarter of 2014 we returned cash to shareholders by both paying $47.6 million in dividends and repurchasing $161.8 million of common stock through our stock repurchase program. On April 21, 2014, our board of directors declared a cash dividend of $0.15 per share for the second quarter of 2014.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
Net sales	100.0%	100.0%
Cost of sales	32.9%	30.7%
Gross margin	67.1%	69.3%
Research and development expense	21.2%	21.4%
Selling, general, and administrative expense	16.2%	19.1%
Amortization of acquisition-related intangible assets	0.5%	0.1%
Compensation expense - deferred compensation plan	0.3%	0.8%
Gain on deferred compensation plan securities	(0.3)%	(0.8)%
Interest income and other	(1.3)%	(0.4)%
Interest expense	2.3%	0.6%
Income tax expense/(benefit)	3.0%	(0.7)%
Net income	25.3%	29.3%

Our net sales for the first quarter of 2014 increased by 12.3% from the first quarter of 2013. The increase was primarily due to an increase in our Telecom & Wireless, Industrial Automation, Military & Automotive, and Other vertical markets which was driven by growth in our New Products. We experienced strong growth in net sales in all geographies, except the Americas, in the first quarter of 2014 compared with the first quarter of 2013.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 28, 2014	March 29, 2013	December 31, 2013

New	49%	39%	47%	39%	4%
Mainstream	23%	29%	24%	(12)%	(4)%
Mature and Other	28%	32%	29%	2%	1%
Net Sales	100%	100%	100%	12%	1%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 28, 2014	March 29, 2013	December 31, 2013

Telecom & Wireless	45%	41%	40%	23%	14%
Industrial Automation, Military & Automotive	22%	22%	22%	13%	1%
Networking, Computer & Storage	15%	18%	19%	(7)%	(20)%
Other	18%	19%	19%	7%	(3)%
Net Sales	100%	100%	100%	12%	1%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, including those referred to as system-on-chip FPGAs ("SoC FPGAs") that incorporate hard embedded processor cores, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX family. Other Products consist of our Enpirion PowerSoCs, HardCopy ASIC devices, configuration devices, software and other tools, and IP cores.

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 28, 2014	March 29, 2013	December 31, 2013

FPGA	83%	85%	83%	10%	2%
CPLD	9%	8%	9%	17%	(2)%
Other Products	8%	7%	8%	32%	0%
Net Sales	100%	100%	100%	12%	1%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 28, 2014	March 29, 2013	December 31, 2013

Americas	15%	20%	19%	(13)%	(17)%
Asia Pacific	43%	38%	41%	24%	6%
EMEA	26%	27%	24%	11%	11%
Japan	16%	15%	16%	18%	(4)%
Net Sales	100%	100%	100%	12%	1%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $1.1 billion and $1.2 billion for the three months ended March 28, 2014 and March 29, 2013, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $11.2 million and $23.2 million for the three months ended March 28, 2014 and March 29, 2013, respectively.

Gross Margin

	Three Months Ended
	March 28, 2014	March 29, 2013	December 31, 2013

Gross Margin Percentage	67.1%	69.3%	68.3%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended March 28, 2014 decreased by 2.2 points compared with the same period of 2013. The decrease is primarily attributable to an unfavorable net sales mix across vertical markets, customers, and geographies when compared with the same periods of 2013.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 28, 2014	March 29, 2013	December 31, 2013

Research and Development Expense	$97.7	$87.7	$106.6	11%	(8)%
Percentage of Net Sales	21.2%	21.4%	23.5%

Research and development expense for the three months ended March 28, 2014 increased by $10 million, or 11%, compared with the three months ended March 29, 2013. The increase was primarily attributable to a $4.5 million increase in variable compensation expense, a $2.5 million increase in depreciation expense, a $1.5 million increase related to timing of external product development costs, and a $1.2 million increase in license costs in connection with our product development activities. These increases were partially offset by a $1.3 million decrease in professional services.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 28, 2014	March 29, 2013	December 31, 2013

Selling, General and Administrative Expense	$74.5	$78.6	$84.7	(5)%	(12)%
Percentage of Net Sales	16.2%	19.1%	18.6%

Selling, general, and administrative expense for the three months ended March 28, 2014 decreased by $4.1 million, or 5%, compared with the three months ended March 29, 2013. The decrease was primarily attributable to a non-recurring $3.0 million 2013 expense for local non-income taxes, a $1.4 million decrease in professional services, and a $0.7 million decrease in rent expense. These decreases were offset by a $1.7 million increase in variable compensation expense.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $2.3 million for the three months ended March 28, 2014, when compared with the same period in 2013, primarily due to acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our United States ("U.S.")-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment gain of $1.5 million on NQDC Plan assets for the three months ended March 28, 2014. We reported a net investment gain of $3.4 million on NQDC Plan assets for the three months ended March 29, 2013. These amounts resulted from the overall market performance of the underlying securities. The investment (gain) / loss also represents an (increase) /decrease in the future payout to employees and is recorded as Compensation expense (benefit) — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense associated with our NQDC Plan obligations is offset by (gains)/loss from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 18 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in bonds, money market funds and high quality fixed income securities, increased by $4.3 million for the three months ended March 28, 2014, when compared with the same period in 2013, primarily due to the purchase of higher yielding securities to facilitate an economic hedge relative to our issuance of public debt.

Interest Expense

Interest expense increased by $8.0 million for the three months ended March 28, 2014, when compared with the same period in the prior year, primarily due to the new long-term debt issued in the fourth quarter of 2013.

Income tax expense/(benefit)

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended March 28, 2014 was 10.5% compared to -2.6% for the three months ended March 29, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared to 2013, and the expiration of the U.S. federal research and development tax credit for 2014. The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended March 28, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the three months ended March 29, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended retroactively the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years.

As of March 28, 2014, we had total gross unrecognized tax benefits of $309.2 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $48.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of March 28, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of March 28, 2014, the deferred charge balance in Other current assets was $2.2 million, and $18.4 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

In connection with one of our acquisitions, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in Other assets, net in our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018, and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of March 28, 2014, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

We purchased $1.6 billion in U.S. Treasury securities over the past two years, of which $1.5 billion provides an economic hedge of the interest rate exposure on our 2013 and 2012 Notes. Overall, our investment portfolio is invested primarily in highly-rated securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade with the objective of minimizing the potential risk of principal loss.

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

Share Repurchases and Dividends

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 32.2 million shares remaining for further repurchases under our stock repurchase program as of March 28, 2014. Since the inception of the stock purchase program through March 28, 2014, we have repurchased a total of 201.0 million shares of our common stock for an aggregate cost of $4.4 billion. Management believes that this authorization is sufficient to support our share repurchase objectives through early to mid-2015.

During the three months ended March 28, 2014, we paid $47.6 million in cash dividends to stockholders, representing $0.15 per common share. On April 21, 2014, our board of directors declared a cash dividend of $0.15 per share for the second quarter of 2014.

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

Cash Flows

Our cash and cash equivalents balance during the three months ended March 28, 2014 decreased by $117.0 million. The change in cash and cash equivalents was as follows:

	Three Months Ended
(In thousands)	March 28, 2014	March 29, 2013

Net cash provided by operating activities	$130,430	$149,478
Net cash used in investing activities	(40,168)	(46,363)
Net cash used in financing activities	(207,309)	(26,155)
Net (decrease)/increase in cash and cash equivalents	$(117,047)	$76,960

Total cash and cash equivalents accounted for 47% and 48% of total assets at March 28, 2014 and December 31, 2013, respectively.

Operating Activities

For the three months ended March 28, 2014, our operating activities provided $130.4 million in cash, primarily attributable to net income of $116.5 million, adjusted for non-cash stock-based compensation expense of $22.8 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $17.1 million, deferred income tax expense of $9.2 million, amortization of debt discount and debt issuance costs of $0.8 million, and net amortization of investment discount/premium of $0.7 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $39.6 million decrease in Accounts receivable, net, a $5.7 million decrease in Inventories, a $4.0 million increase in Other assets, a $3.4 million decrease in Accounts payable and other liabilities, a $73.2 million decrease in Deferred income and allowances on sales to distributors, and a $2.0 million decrease in Income taxes payable.

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

The $39.6 million decrease in Accounts receivable, net was primarily due to the timing of subsequent price concessions by certain distributors. The $73.2 million decrease in Deferred income and allowances on sales to distributors was due to net sales out-pacing gross billings to distributors near the end of the period.

The $5.7 million decrease in Inventories primarily resulted from the usage of inventory to support the increase in net sales during the first quarter of 2014.

The $4.0 million increase in Other assets is mainly due to an increase in prepaid items for our business operations.

The $3.4 million decrease in Accounts payable and other liabilities is attributable to a decrease in trade accounts payable and various other accrued liabilities due to timing and a decrease in accrued variable compensation. These decreases were partially offset by an increase in accrued interest payable due to our bond offerings in 2013.

The $2.0 million decrease in Income taxes payable is primarily related to a decrease in unrecognized tax benefits resulting from a new accounting pronouncement adopted in the first quarter of 2014 and the reversal of uncertain tax positions for the expiration of domestic statute of limitations. These decreases were partially offset by higher tax liabilities in the U.S. and certain foreign jurisdictions along with the timing of certain tax payments.

Investing Activities

Cash used in investing activities in the three months ended March 28, 2014, primarily consisted of purchases of available for sale securities of $104.0 million, and purchases of property and equipment of $12.6 million, purchase of deferred compensation plan securities, net of $0.7 million, partially offset by proceeds from maturity of available-for-sale securities of $41.5 million, proceeds from sales of available-for-sale securities of $35.6 million.

Financing Activities

Cash used in financing activities in the three months ended March 28, 2014, primarily consisted of repurchases of common stock of $161.8 million, cash dividend payments of $47.6 million, minimum statutory withholding for vested restricted stock units of $3.0 million, and long-term debt and credit facility issuance costs of $1.3 million. These items were partially offset by proceeds of $6.1 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from stock-based compensation of $0.3 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 28, 2014, we had approximately $169.1 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of March 28, 2014, we had $2.1 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

We lease facilities under non-cancelable lease agreements expiring at various times through 2024. There have been no significant changes to our operating lease obligations since December 31, 2013.

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

As of March 28, 2014, we had total gross unrecognized tax benefits of $309.2 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of March 28, 2014, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On April 21, 2014, our board of directors declared a quarterly cash dividend of $0.15 per common share, payable on June 2, 2014 to stockholders of record on May 12, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $1.88 billion as of March 28, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate bonds, commercial paper, bank certificate of deposit and municipal bonds. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 28, 2014 would have affected the fair value of our investment portfolio by approximately $77.2 million.

Our Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our Non-Qualified Deferred Compensation Plan. A hypothetical ten percent adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

We have international operations and incur expenditures in currencies other than U.S. dollars. To date, our exposure to exchange rate volatility resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars has been insignificant. If foreign currency rates were to fluctuate by ten percent from rates in effect at March 28, 2014, the resulting transaction gains or losses and the effects of remeasurement would not materially affect our consolidated financial position, operating results or cash flows.

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

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Before you decide to buy, hold or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of March 28, 2014, we had repurchased 201.0 million shares for an aggregate cost of $4.4 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended March 28, 2014, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2014-1/31/2014	375	$32.01	375	36,396
2/1/2014-2/28/2014	1,674	$34.28	1,674	34,722
3/1/2014-3/28/2014	2,553	$36.17	2,553	32,169

	4,602		4,602
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.30	Altera Corporation 2014 Executive Bonus Plan	8-K	000-16617	3/13/2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.30	Altera Corporation 2014 Executive Bonus Plan	8-K	000-16617	3/13/2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith