Form 10-Q
period 2014-06-27
ALTERA CORP
filed 2014-07-25
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at July 10, 2014: 308,979,270

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	June 27, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,688,326	$2,869,158
Short-term investments	118,239	141,487
Total cash, cash equivalents, and short-term investments	2,806,565	3,010,645
Accounts receivable, net	452,559	483,032
Inventories	176,728	163,880
Deferred income taxes — current	55,599	63,228
Deferred compensation plan — marketable securities	65,852	66,455
Deferred compensation plan — restricted cash equivalents	15,553	16,699
Other current assets	36,852	48,901
Total current assets	3,609,708	3,852,840
Property and equipment, net	195,582	204,142
Long-term investments	1,756,678	1,695,066
Deferred income taxes — non-current	19,755	10,806
Goodwill	74,341	73,968
Acquisition-related intangible assets, net	77,221	82,150
Other assets, net	82,579	76,676
Total assets	$5,815,864	$5,995,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,747	$44,163
Accrued liabilities	26,607	41,218
Accrued compensation and related liabilities	54,345	51,105
Deferred compensation plan obligations	81,405	83,154
Deferred income and allowances on sales to distributors	415,199	487,746
Total current liabilities	630,303	707,386
Income taxes payable — non-current	296,594	276,326
Long-term debt	1,492,113	1,491,466
Other non-current liabilities	7,661	8,403
Total liabilities	2,426,671	2,483,581
Commitments and contingencies
(See “Note 14 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 308,955 shares at June 27, 2014 and 317,769 shares at December 31, 2013	309	318
Capital in excess of par value	1,179,335	1,216,826
Retained earnings	2,210,561	2,322,885
Accumulated other comprehensive loss	(1,012)	(27,962)
Total stockholders' equity	3,389,193	3,512,067
Total liabilities and stockholders' equity	$5,815,864	$5,995,648
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$491,517	$421,759	$952,609	$832,260
Cost of sales	162,391	135,104	314,259	261,187
Gross margin	329,126	286,655	638,350	571,073
Research and development expense	101,121	95,489	198,778	183,206
Selling, general, and administrative expense	78,974	77,869	153,481	156,469
Amortization of acquisition-related intangible assets	2,464	915	4,929	1,128
Compensation expense/(benefit) — deferred compensation plan	3,126	(160)	4,580	3,262
(Gain)/loss on deferred compensation plan securities	(3,126)	160	(4,580)	(3,262)
Interest income and other	(7,819)	(2,778)	(13,804)	(4,437)
Gain reclassified from other comprehensive income	(43)	(42)	(91)	(96)
Interest expense	10,877	3,389	21,365	5,854
Income before income taxes	143,552	111,813	273,692	228,949
Income tax expense	16,548	10,304	30,174	7,251
Net income	127,004	101,509	243,518	221,698

Other comprehensive income/(loss):
Unrealized holding gain/(loss) on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of $23, ($47), $46 and ($41)	14,471	(9,031)	27,031	(9,032)
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $6, $5, $10 and $10	(37)	(37)	(81)	(86)
Other comprehensive income/(loss)	14,434	(9,068)	26,950	(9,118)
Comprehensive income	$141,438	$92,441	$270,468	$212,580

Net income per share:
Basic	$0.41	$0.32	$0.78	$0.69
Diluted	$0.41	$0.31	$0.77	$0.69

Shares used in computing per share amounts:
Basic	311,000	320,472	313,713	320,175
Diluted	313,513	323,527	316,145	323,279

Dividends per common share	$0.15	$0.10	$0.30	$0.20

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 27, 2014	June 28, 2013

Cash Flows from Operating Activities:
Net income	$243,518	$221,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,731	22,449
Amortization of acquisition-related intangible assets	4,929	1,128
Amortization of debt discount and debt issuance costs	1,558	563
Stock-based compensation	48,068	47,274
Net gain on sale of available-for-sale securities	(91)	—
Amortization of investment discount/premium	1,300	—
Deferred income tax expense/(benefit)	12,469	(21,767)
Tax effect of employee stock plans	121	1,280
Excess tax benefit from employee stock plans	(612)	(1,148)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	30,473	(147,407)
Inventories	(12,848)	21,649
Other assets	11,078	28,788
Accounts payable and other liabilities	5,703	(19,585)
Deferred income and allowances on sales to distributors	(72,547)	50,886
Income taxes payable	5,867	14,196
Deferred compensation plan obligations	(6,329)	(5,961)
Net cash provided by operating activities	301,388	214,043
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,614)	(23,337)
Sales of deferred compensation plan securities, net	6,329	5,961
Purchases of available-for-sale securities	(204,810)	(175,642)
Proceeds from sale of available-for-sale securities	58,015	72,126
Proceeds from maturity of available-for-sale securities	134,212	83,855
Acquisitions, net of cash acquired	—	(145,313)
Holdback payment for prior acquisition	(3,353)	—
Purchases of intangible assets	(535)	—
Purchases of other investments	(8,224)	(176)
Net cash used in investing activities	(39,980)	(182,526)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	22,696	27,296
Shares withheld for employee taxes	(11,240)	(6,722)
Payment of dividends to stockholders	(94,179)	(64,048)
Payment of debt assumed in acquisitions	—	(22,000)
Long-term debt and credit facility issuance costs	(1,321)	—
Repurchases of common stock	(358,808)	(54,974)
Excess tax benefit from employee stock plans	612	1,148
Net cash used in financing activities	(442,240)	(119,300)
Net decrease in cash and cash equivalents	(180,832)	(87,783)
Cash and cash equivalents at beginning of period	2,869,158	2,876,627
Cash and cash equivalents at end of period	$2,688,326	$2,788,844
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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The consolidated operating results for the three months and six months ended June 27, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. We adopted this requirement in the first quarter of 2014 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both Income taxes payable—non-current and Deferred income taxes—non-current declining by approximately $10.9 million and $14.2 million on our consolidated balance sheets as of June 27, 2014 and December 31, 2013, respectively.

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

Note 3 — Acquisitions

During the year ended December 31, 2013, we completed two acquisitions (collectively the "2013 Acquisitions") qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from these acquisitions, see Note 4 — Goodwill and for information on the classification of intangible assets, see Note 5 — Acquisition-Related Intangible Assets, Net. These acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We had no outstanding debt as of June 27, 2014 relating to these acquisitions. In connection with one of these acquisitions, an amount equal to 10% of the total purchase price was held back for payment to the former parent company on the first anniversary of the closing of the acquisition net of any indemnification obligations. During the three months ended June 27, 2014, we paid this holdback in the amount of $3.4 million.

Note 4 — Goodwill

Goodwill activity was as follows:

Six Months Ended
(In thousands)	June 27, 2014
Beginning Balance	$73,968
Additions due to 2013 Acquisitions	373
Ending Balance	$74,341

Goodwill increased $0.4 million during the six months ended June 27, 2014 due to a revision in the historical net operating loss carryforwards for one of our 2013 Acquisitions. Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Note 5 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	June 27, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(8,026)	$59,644	9.4 years
Customer relationships	12,910	(2,545)	10,365	6.8 years
Trade name	3,700	(461)	3,239	8.9 years
Non-competition agreements	700	(388)	312	2.0 years
Other intangible assets	930	(769)	161	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(12,189)	73,721
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(12,189)	$77,221

	December 31, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$60,770	$(4,445)	$56,325	9.4 years
Customer relationships	12,910	(1,597)	11,313	6.8 years
Trade name	3,700	(253)	3,447	8.9 years
Non-competition agreements	700	(213)	487	2.0 years
Other intangible assets	930	(752)	178	1.2 years
Acquisition-related intangible assets subject to amortization, net	79,010	(7,260)	71,750
In-process research & development	10,400	—	10,400
Total acquisition-related intangible assets, net	$89,410	$(7,260)	$82,150

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to the 2013 Acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transferred to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to research and development expense in the consolidated statements of comprehensive income. During the six months ended June 27, 2014, we reclassified $6.9 million of IPR&D costs to the developed technology intangible asset upon finalization of one of the projects. No projects were abandoned. The remaining IPR&D project that made up the IPR&D intangible asset balance as of June 27, 2014 is expected to be completed by the end of 2014.

Based on the carrying values as of June 27, 2014, the annual amortization expense for acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2014 (remaining six months)	$4,930
2015	9,646
2016	9,327
2017	9,151
2018	9,039
Thereafter	31,628
Total	$73,721

Note 6 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	June 27, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$76,159	$—	$—	$76,159	$76,159	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,584,492	—	—	2,584,492	2,584,492	—	—
U.S. treasury securities	1,641,158	2,246	(3,802)	1,639,602	27,675	43,242	1,568,685
Subtotal	4,225,650	2,246	(3,802)	4,224,094	2,612,167	43,242	1,568,685

Level 2:
U.S. agency securities	31,660	34	(1)	31,693	—	11,034	20,659
Non-U.S. government securities	14,842	6	(2)	14,846	—	12,814	2,032
Municipal bond	2,000	2	—	2,002	—	—	2,002
Corporate debt securities	213,859	615	(25)	214,449	—	51,149	163,300
Subtotal	262,361	657	(28)	262,990	—	74,997	187,993
Total	$4,564,170	$2,903	$(3,830)	$4,563,243	$2,688,326	$118,239	$1,756,678

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,880	$—	$—	$71,880	$71,880	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,763,094	—	—	2,763,094	2,763,094	—	—
U.S. treasury securities	1,604,450	15	(28,298)	1,576,167	34,184	39,262	1,502,721
Subtotal	4,367,544	15	(28,298)	4,339,261	2,797,278	39,262	1,502,721

Level 2:
U.S. agency securities	53,755	33	(18)	53,770	—	26,999	26,771
Non-U.S. government securities	18,352	5	—	18,357	—	9,306	9,051
Municipal bond	2,603	—	(7)	2,596	—	603	1,993
Corporate debt securities	219,491	425	(69)	219,847	—	65,317	154,530
Subtotal	294,201	463	(94)	294,570	—	102,225	192,345
Total	$4,733,625	$478	$(28,392)	$4,705,711	$2,869,158	$141,487	$1,695,066

We have made certain cost method investments of approximately $20.6 million. These investments are included within Other assets, net  in our consolidated balance sheets. The investments are in privately held companies in which we have less than a 20% interest and no significant influence over the investees' operations. We report our cost method investments at cost, except when investments are found to be more than temporarily impaired after an impairment review.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of June 27, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 27, 2014
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$145,797	$145,914
Due after one year through five years	1,757,722	1,756,678
	$1,903,519	$1,902,592

As of June 27, 2014, we had 67 securities or $683.9 million out of our total available-for-sale securities investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.8 million. As of December 31, 2013, we had 137 securities or $1.6 billion out of our total available-for-sale securities investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $28.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 7 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	June 27, 2014	December 31, 2013
Gross accounts receivable	$453,067	$483,628
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(8)	(96)
Accounts receivable, net	$452,559	$483,032

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
(Percentage of Net Sales)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Sales to distributors	72%	75%	73%	76%
Sales to OEMs	28%	25%	27%	24%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	38%	40%	38%	41%
Macnica, Inc. (“Macnica”)	23%	24%	23%	23%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three and six months ended June 27, 2014 or June 28, 2013.

One OEM accounted for 11% of our net sales for both quarterly and year-to-date periods ended June 27, 2014, and 11% and 12%, respectively, of our net sales for quarterly and year-to-date periods ended June 28, 2013.

As of June 27, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 38% and 53%, respectively, of our total accounts receivable. As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 26% and 55%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of June 27, 2014 or December 31, 2013.

Note 8 — Inventories

Inventories were comprised of the following:

(In thousands)	June 27, 2014	December 31, 2013
Raw materials	$8,846	$8,390
Work in process	103,281	104,755
Finished goods	64,601	50,735
Total inventories	$176,728	$163,880

Note 9 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	June 27, 2014	December 31, 2013
Land and land rights	$23,157	$23,157
Buildings	160,018	159,123
Equipment and software	288,174	281,197
Office furniture and fixtures	24,606	24,438
Leasehold improvements	12,886	12,391
Construction in progress	2,650	1,798
Property and equipment, at cost	511,491	502,104
Accumulated depreciation	(315,909)	(297,962)
Property and equipment, net	$195,582	$204,142

Depreciation expense was $12.2 million and $25.2 million for the three and six months ended June 27, 2014, respectively. Depreciation expense was $10.3 million and $20.5 million for the three and six months ended June 28, 2013, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	June 27, 2014	December 31, 2013

Deferred revenue on shipment to distributors	$442,287	$512,872
Deferred cost of sales on shipment to distributors	(33,371)	(33,809)
Deferred income on shipment to distributors	408,916	479,063
Other deferred revenue (1)	6,283	8,683
Total	$415,199	$487,746

(1)	Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Six Months Ended
(In thousands)	June 27, 2014	June 28, 2013

Balance at beginning of period	$487,746	$345,993
Deferred revenue recognized upon shipment to distributors	2,853,749	2,913,943
Deferred cost of sales recognized upon shipment to distributors	(134,974)	(121,101)
Revenue recognized upon sell-through to end customers	(559,914)	(501,169)
Cost of sales recognized upon sell-through to end customers	133,531	123,566
Earned distributor price concessions (1)	(2,329,017)	(2,323,247)
Returns	(35,866)	(42,086)
Other	(56)	3,731
Balance at end of period	$415,199	$399,630

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

Note 11 — Accumulated Other Comprehensive Loss

The following table presents the components of, and the changes in, accumulated other comprehensive income/(loss), net of tax:

(In thousands)	December 31, 2013	Other Comprehensive Income	June 27, 2014

Accumulated unrealized loss on available-for-sale securities, net of tax	$(27,962)	$26,950	$(1,012)
Accumulated other comprehensive loss	$(27,962)	$26,950	$(1,012)

Note 12 — Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Basic:

Net income	$127,004	$101,509	$243,518	$221,698
Basic weighted shares outstanding	311,000	320,472	313,713	320,175
Net income per share	$0.41	$0.32	$0.78	$0.69

Diluted:

Net income	$127,004	$101,509	$243,518	$221,698

Weighted shares outstanding	311,000	320,472	313,713	320,175
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	2,513	3,055	2,432	3,104

Diluted weighted shares outstanding	313,513	323,527	316,145	323,279

Net income per share	$0.41	$0.31	$0.77	$0.69

In applying the treasury stock method, we excluded 2.2 million and 2.0 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for the three and six months ended June 27, 2014, respectively, and 2.2 million and 1.9 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for the three and six months ended June 28, 2013, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 13 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of June 27, 2014. As of June 27, 2014, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	June 27, 2014	December 31, 2013

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,239	$596,920
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,307	395,056
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,567	499,490
Total long-term debt		$1,492,113	$1,491,466

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

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Jun. 27, 2014	Dec. 31, 2013	Jun. 27, 2014	Dec. 31, 2013	Jun. 27, 2014	Dec. 31, 2013

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,761)	(3,080)	(4,693)	(4,944)	(433)	(510)
Net carrying value	$597,239	$596,920	$395,307	$395,056	$499,567	$499,490

Interest expense related to the Notes were included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Contractual coupon interest	$10,015	$2,182	$19,667	$4,309
Amortization of debt issuance costs	456	243	911	486
Amortization of debt discount	323	38	647	77
Total interest expense related to the Notes	$10,794	$2,463	$21,225	$4,872

The other components of Interest expense in our consolidated statements of comprehensive income are interest expense incurred as part of the assumed debt in one of our 2013 Acquisitions and interest expense incurred related to bank service fees incurred in connection with our credit facility.

As of June 27, 2014, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2014 (remaining six months)	$—
2015	—
2016	—
2017	500,000
2018 and thereafter	1,000,000
Total	$1,500,000

Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Jun. 27, 2014	Dec. 31, 2013	Jun. 27, 2014	Dec. 31, 2013	Jun. 27, 2014	Dec. 31, 2013

Estimated fair value	$609,960	$598,836	$416,716	$392,680	$505,750	$501,310

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 27, 2014, we had approximately $190.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2024. There have been no significant changes to our operating lease obligations since December 31, 2013.

Legal Proceedings

We file income tax returns with the Internal Revenue Service (“IRS”) and in various United States ("U.S.") states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties have filed a series of Joint Status Reports with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

We have issued PRSUs to senior executives with vesting that is contingent on both market performance and continued service ("market-based PRSUs"). For market-based PRSUs issued in 2012, 2013, and 2014, the number of shares of Altera stock to be received at vesting will range from 0% to 200% of the target amount based on the percentage by which our total shareholder return ("TSR") exceeds or falls below the Philadelphia Semiconductor Index ("SOX") TSR during a 3-year measurement period. We estimate the fair value of market-based PRSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Altera and SOX price volatility, the correlation between Altera and the SOX index, and dividend yields. Compensation expense is recognized ratably over the 3-year measurement period.

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Cost of sales	$495	$501	$961	$945
Research and development expense	10,877	11,014	21,150	20,801
Selling, general, and administrative expense	13,349	13,517	25,957	25,528
Pre-tax stock-based compensation expense	24,721	25,032	48,068	47,274
Less: income tax benefit	(6,651)	(6,510)	(12,845)	(12,189)
Net stock-based compensation expense	$18,070	$18,522	$35,223	$35,085

No stock-based compensation was capitalized during any period presented above. As of June 27, 2014, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $160.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the ESPP, RSU, and PRSU awards granted under the equity incentive program were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
ESPP purchase rights:
Expected term (in years)	1.0	1.0	1.0	1.0
Expected stock price volatility	25.5%	31.2%	25.5%	31.2%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	1.9%	1.3%	1.9%	1.3%
Weighted-average estimated fair value	$7.68	$8.41	$7.68	$8.41

RSUs:
Risk-free interest rate	0.7%	0.3%	0.7%	0.3%
Dividend yield	1.9%	1.2%	1.9%	1.2%
Weighted-average estimated fair value	$31.01	$32.10	$30.97	$32.13

PRSUs:
Expected Altera stock price volatility	32.2%	34.7%	32.2%	34.7%
Expected SOX stock price volatility	24.3%	27.1%	24.3%	27.1%
Risk-free interest rate	0.9%	0.3%	0.9%	0.3%
Dividend yield	1.9%	1.2%	1.9%	1.2%
Weighted-average estimated fair value per share	$31.18	$33.03	$31.18	$33.03

We granted 303,260 and 262,647 market-based PRSUs in the six months ended June 27, 2014 and June 28, 2013, respectively, to senior executives. As of June 27, 2014, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested.

A summary of activity for our RSUs and PRSUs for the six months ended June 27, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 27, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	6,392	$34.80
Grants	1,905	$32.45
Vested	(1,136)	$32.86
Forfeited	(270)	$34.96
Outstanding, June 27, 2014	6,891	$34.19	1.6	$237,689
Vested and expected to vest, June 27, 2014	6,081	$34.19	1.5	$209,735

(1)
Aggregate intrinsic value represents the closing price per share of our stock on June 27, 2014, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of June 27, 2014.

A summary of stock option activity for the six months ended June 27, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 27, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	3,446	$28.11
Grants	—	$—
Exercises	(599)	$20.54
Forfeited/Cancelled/Expired	(20)	$20.00
Outstanding, June 27, 2014	2,827	$29.77	4.7	$19,885
Exercisable, June 27, 2014	2,073	$27.27	3.6	$18,942
Vested and expected to vest, June 27, 2014	2,765	$29.65	4.6	$19,799

(1)
For those stock options with an exercise price below the closing price per share on June 27, 2014, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on June 27, 2014, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 27, 2014.

For the three and six months ended June 27, 2014, 0.3 million and 0.6 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended June 27, 2014 was $4.0 million and $8.1 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of stock option exercises during the three and six months ended June 27, 2014 was $6.2 million and $12.3 million, respectively.

As of June 27, 2014, our 2005 Equity Incentive Plan had a total of 27.4 million shares reserved for future issuance, of which 17.5 million shares were available for future grants.

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

We sold 376,031 shares of common stock under the ESPP at a price of $27.61 during the six months ended June 27, 2014, and 390,077 shares of common stock under ESPP at a price of $26.87 during the six months ended June 28, 2013. As of June 27, 2014, 3.7 million shares were available for future issuance under the ESPP.

Note 16 — Stockholders’ Equity

We repurchase shares under our stock repurchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there was a total of 233.0 million shares authorized for repurchase with approximately 26.2 million shares remaining for further repurchases under our stock repurchase program as of June 27, 2014. Since the inception of the stock repurchase program through June 27, 2014, we have repurchased a total of 206.8 million shares of our common stock for an aggregate cost of $4.6 billion.

During the six months ended June 27, 2014, we repurchased 10.6 million shares of our common stock for a total of $358.8 million under our stock repurchase program at an average price per share of $33.90. During the six months ended June 28, 2013, we repurchased 1.7 million shares of our common stock for a total of $55.0 million under our stock repurchase program at an average price per share of $32.50. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

Note 17 — Income Taxes

We file income tax returns with the IRS and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties have filed a series of Joint Status Reports with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 27, 2014 was 11.5% compared with 9.2% for the three months ended June 28, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended June 28, 2013, we reversed $2.3 million of liabilities for uncertain tax positions relating to changes in our estimate for certain foreign jurisdictions.

Our effective tax rate for the six months ended June 27, 2014 was 11.0%, compared with 3.2% for the six months ended June 28, 2013. The net change in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. During the six months ended June 27, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the six months ended June 28, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended, retroactively, the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years, as well as $2.3 million of liabilities for uncertain tax positions relating to changes in estimates for certain foreign jurisdictions.

As of June 27, 2014, we had total gross unrecognized tax benefits of $320.5 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $50.2 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of June 27, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from one of our U.S. subsidiaries to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of June 27, 2014, the deferred charge balance in Other current assets was $2.2 million, and $17.8 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

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

Note 18 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of June 27, 2014, there were 126 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $81.4 million and $83.2 million as of June 27, 2014 and December 31, 2013, respectively.

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

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	June 27, 2014	December 31, 2013

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$15,553	$16,699
Equity securities	31,793	32,628
Mutual funds	32,164	32,521
Subtotal	79,510	81,848

Level 2:
Fixed income securities	1,895	1,306
Total	$81,405	$83,154

(1) Included in Deferred compensation plan - marketable securities and Deferred compensation plan - restricted cash equivalents in the accompanying consolidated balance sheets as of June 27, 2014 and December 31, 2013.

Note 19 — Declaration of Dividend Subsequent to June 27, 2014

On July 21, 2014, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on September 2, 2014 to stockholders of record on August 11, 2014.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following MD&A, as well as information contained in the risk factors described in Part II Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “continue,” or other similar words. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, uncertain events or assumptions, and other characteristics of future events or circumstances are forward-looking statements. Examples of forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; and (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended			Six Months Ended
(In thousands, except share and per share data)	June 27, 2014	March 28, 2014	Change	June 27, 2014	June 28, 2013	Change
Net sales	$491,517	$461,092	$30,425	$952,609	$832,260	$120,349
Gross margin	$329,126	$309,224	$19,902	$638,350	$571,073	$67,277
Operating margin (1)	$146,567	$134,595	$11,972	$281,162	$230,270	$50,892

Operating cash flows	$170,958	$130,430	$40,528	$301,388	$214,043	$87,345
Total cash, cash equivalents and investments	$4,563,243	$4,627,484	$(64,241)	$4,563,243	$3,642,980	$920,263

Diluted shares	313,513	318,901	(5,388)	316,145	323,279	(7,134)
Diluted net income per share	$0.41	$0.37	$0.04	$0.77	$0.69	$0.08

Dividends per common share	$0.15	$0.15	$—	$0.30	$0.20	$0.10

(1)
We define operating margin as gross margin less research and development expense, selling, general and administrative expense and amortization of acquisition-related intangible assets. This presentation differs from income from operations as defined by United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"), as it excludes the effect of compensation associated with the deferred compensation plan obligations.

Our second quarter 2014 net sales of $491.5 million increased 6.6% from the first quarter of 2014. Our second quarter net sales represented the fifth straight quarter of sequential net sales growth. Net sales increased in all of our vertical markets with Telecom & Wireless net sales growing 9% sequentially. Net sales of New Products grew 15% sequentially in the second quarter of 2014 mostly due to an increase in net sales of our 28 nm products. Our gross margin percentage decreased slightly from 67.1% in the first quarter of 2014 to 67.0% for the second quarter of 2014. The slight decline was driven by an unfavorable product mix across vertical markets.

For the third quarter of 2014, we are forecasting a range of a 2% increase to a 2% decrease in net sales compared with the second quarter of 2014. The forecast reflects anticipated continued strength in our 28 nm products. Both the Telecom & Wirelsss and Industrial Automation, Military & Automative vertical markets are expected to remain flat in the third quarter of 2014 while our Networking, Computer & Storage vertical market is expected to grow. The Other vertical market category is expected to decline.

We continue to generate strong operating cash flows, with $171.0 million in cash flows from operations for the second quarter of 2014. We ended the quarter with $4.6 billion in cash, cash equivalents and investments. During the second quarter of 2014, we returned cash to shareholders by both paying $46.6 million in dividends and repurchasing $197.0 million of common stock through our stock repurchase program. On July 21, 2014, our board of directors declared a cash dividend of $0.18 per share for the third quarter of 2014, an increase of 20% over the previous quarter's dividend.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.0%	32.0%	33.0%	31.4%
Gross margin	67.0%	68.0%	67.0%	68.6%
Research and development expense	20.6%	22.6%	20.9%	22.0%
Selling, general, and administrative expense	16.1%	18.5%	16.1%	18.8%
Amortization of acquisition-related intangible assets	0.5%	0.2%	0.5%	0.1%
Compensation expense/(benefit) - deferred compensation plan	0.6%	0.0%	0.5%	0.4%
(Gain)/ loss on deferred compensation plan securities	(0.6)%	0.0%	(0.5)%	(0.4)%
Interest income and other	(1.6)%	(0.7)%	(1.4)%	(0.5)%
Interest expense	2.2%	0.8%	2.2%	0.7%
Income tax expense	3.4%	2.4%	3.2%	0.9%
Net income	25.8%	24.1%	25.6%	26.6%

Our net sales for the second quarter of 2014 increased by 16.5% from the second quarter of 2013. The increase was mainly due to significant growth in demand for our New Products, specifically in our 28 nm and 40 nm products. Net sales of our 28 nm products increased over 200% in the second quarter of 2014 compared with the second quarter of 2013. We also experienced growth in our Industrial Automation, Military & Automotive and Other vertical markets. We experienced a net sales increase in all geographies in the second quarter of 2014 compared with the second quarter of 2013.

Our net sales for the six months ended June 27, 2014 increased by 14.5% from the six months ended June 28, 2013. The increase was primarily due to significant growth in demand for our New Products. Net sales of our 28 nm products increased significantly while net sales of our 40 nm products also experienced growth in the six months ended June 27, 2014 compared with the same period in 2013. We experienced growth in a majority of our vertical markets, with the Telecom & Wireless and Industrial Automation, Military & Automotive vertical markets being particularly strong. Net sales increased in all geographies except North America, which experienced a slight decrease in net sales for the six months ended June 27, 2014 compared with the six months ended June 28, 2013.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Arria® 10, Stratix® V, Stratix IV, Arria V, Arria II, Cyclone® V, Cyclone IV, MAX® V, HardCopy® IV devices and Enpirion PowerSoCs.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

New	53%	41%	49%	53%	15%	51%	40%	46%
Mainstream	21%	28%	23%	(11)%	2%	22%	28%	(11)%
Mature and Other	26%	31%	28%	(5)%	(4)%	27%	32%	(2)%
Net Sales	100%	100%	100%	17%	7%	100%	100%	14%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

Telecom & Wireless	46%	42%	45%	28%	9%	46%	41%	26%
Industrial Automation, Military & Automotive	21%	22%	22%	14%	3%	21%	22%	13%
Networking, Computer & Storage	15%	18%	15%	(6)%	1%	15%	18%	(7)%
Other	18%	18%	18%	16%	10%	18%	19%	12%
Net Sales	100%	100%	100%	17%	7%	100%	100%	14%

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

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

FPGA	84%	83%	83%	18%	8%	84%	84%	14%
CPLD	8%	9%	9%	7%	0%	8%	9%	12%
Other Products	8%	8%	8%	12%	3%	8%	7%	21%
Net Sales	100%	100%	100%	17%	7%	100%	100%	14%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

Americas	16%	17%	15%	9%	8%	15%	18%	(3)%
Asia Pacific	43%	39%	43%	28%	8%	43%	39%	26%
EMEA	27%	28%	26%	13%	9%	27%	27%	12%
Japan	14%	16%	16%	3%	(2)%	15%	16%	10%
Net Sales	100%	100%	100%	17%	7%	100%	100%	14%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $2.3 billion in each of the six months ended June 27, 2014 and June 28, 2013.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $35.9 million and $42.1 million for the six months ended June 27, 2014 and June 28, 2013, respectively.

Gross Margin

	Three Months Ended			Six Months Ended
	June 27, 2014	June 28, 2013	March 28, 2014	June 27, 2014	June 28, 2013

Gross Margin Percentage	67.0%	68.0%	67.1%	67.0%	68.6%

Gross margin rates are heavily influenced by both vertical market mix and the timing of material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended June 27, 2014 decreased by 1.0 points compared with the same period of 2013. Our gross margin percentage for the six months ended June 27, 2014 decreased by 1.6 points compared with the same period of 2013. The decrease in both the three and six-month periods is primarily attributable to an unfavorable net sales mix across vertical markets, customers, and geographies when compared with the same periods of 2013.

Research and Development Expense

Research and development expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new products, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

We will continue to make significant investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus II software, PowerSoCs, our expanding library of IP cores and other future products.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

Research and Development Expense	$101.1	$95.5	$97.7	6%	3%	$198.8	$183.2	9%
Percentage of Net Sales	20.6%	22.6%	21.2%			20.9%	22.0%

Research and development expense for the three months ended June 27, 2014 increased by $5.6 million, or 6%, compared with the three months ended June 28, 2013. The increase was primarily attributable to a $5.2 million increase in variable compensation expense based upon improved operating results for the three months ended June 27, 2014 and a $2.2 million increase in depreciation and amortization expense. These increases were partially offset by a $1.2 million decrease in tools and supplies and a $0.9 million decrease in professional services in connection with our product development activities.

Research and development expense for the six months ended June 27, 2014 increased by $15.6 million, or 9%, compared with the six months ended June 28, 2013. The increase was attributable to a $10.0 million increase in variable compensation expense based upon improved operating results for the six months ended June 27, 2014, a $5.3 million increase in depreciation and amortization expense, a $1.7 million increase in license costs in connection with our product development activities, and a $1.1 million increase related to timing of external product development costs. These increases were partially offset by a $2.1 million decrease in professional services in connection with our product development activities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 27, 2014	June 28, 2013	March 28, 2014			June 27, 2014	June 28, 2013

Selling, General and Administrative Expense	$79.0	$77.9	$74.5	1%	6%	$153.5	$156.5	(2)%
Percentage of Net Sales	16.1%	18.5%	16.2%			16.1%	18.8%

Selling, general, and administrative expense for the three months ended June 27, 2014 increased by $1.1 million, or 1%, compared with the three months ended June 28, 2013. The increase was primarily attributable to a $3.7 million increase in variable compensation expense based upon improved operating results for the three months ended June 27, 2014. This increase was offset by a $1.5 million decrease in external professional services and a $1.0 million decrease in personnel-related costs.

Selling, general, and administrative expense for the six months ended June 27, 2014 decreased by $3.0 million, or 2%, compared with the six months ended June 28, 2013. The decrease was attributable to a non-recurring $3.0 million 2013 expense for local non-income taxes, a $3.0 million decrease in external professional services, and a $2.1 million decrease in personnel-related costs due to the absence in 2014 of acquisition expenses incurred in the same period of 2013. These decreases were offset by a $4.9 million increase in variable compensation expense based upon improved operating results for the six months ended June 27, 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $1.5 million for the three months ended June 27, 2014, when compared with the same period in 2013, primarily due to acquisitions in the second quarter of 2013.

Amortization of acquisition-related intangible assets increased by $3.8 million for the six months ended June 27, 2014, when compared with the same period in 2013, primarily due to acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as (Gain)/loss on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment gain of $3.1 million and $4.6 million on NQDC Plan assets for the three and six months ended June 27, 2014. We reported a net investment loss of $0.2 million and a gain of $3.3 million on NQDC Plan assets for the three and six months ended June 28, 2013, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain) / loss also represents an (increase) /decrease in the future payout to employees and is recorded as Compensation expense/(benefit) — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense/(benefit) associated with our NQDC Plan obligations is offset by (gains)/loss from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 18 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from investments in bonds, money market funds and high quality fixed income securities, increased by $5.0 million and $9.4 million for the three and six months ended June 27, 2014, respectively, when compared with the same periods in 2013, primarily due to the purchase of higher yielding securities to facilitate an economic hedge relative to our issuance of public debt.

Interest Expense

Interest expense increased by $7.5 million and $15.5 million for the three and six months ended June 27, 2014, respectively, when compared with the same periods in the prior year, primarily due to the long-term debt issued in the fourth quarter of 2013.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 27, 2014 was 11.5% compared with 9.2% for the three months ended June 28, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended June 28, 2013, we reversed $2.3 million of liabilities for uncertain tax positions relating to changes in our estimate for certain foreign jurisdictions.

Our effective tax rate for the six months ended June 27, 2014 was 11.0% compared with 3.2% for the six months ended June 28, 2013. The net change in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. During the six months ended June 27, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the six months ended June 28, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended, retroactively, the federal research and development credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax positions due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation over the 2004 through 2007 tax years, as well as $2.3 million of liabilities for uncertain tax positions relating to changes in estimates for certain foreign jurisdictions.

As of June 27, 2014, we had total gross unrecognized tax benefits of $320.5 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $50.2 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of June 27, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013 we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from one of our U.S. subsidiaries to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of June 27, 2014, the deferred charge balance in Other current assets was $2.2 million, and $17.8 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018, and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of June 27, 2014, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

We purchased $1.6 billion in U.S. Treasury securities over the past two years, of which $1.5 billion provides an economic hedge of the interest rate exposure on our 2013 and 2012 Notes. Overall, our investment portfolio is invested in mid to high investment grade securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

We currently use cash to fund our operations, dividends, capital expenditures and for repurchases of our common stock. Based on past performance and current expectations, we believe that our existing cash, cash equivalents, investments, together with cash expected to be generated from operations, the Facility and our access to capital markets will be sufficient to satisfy our operations, cash dividends, capital expenditures and stock repurchases over the next 12 months.

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends and share buy-backs. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of June 27, 2014, we had approximately $1.9 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Share Repurchases and Dividends

We repurchase shares under our stock repurchase program that was announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 26.2 million shares remaining for further repurchases under our stock repurchase program as of June 27, 2014. Since the inception of the stock repurchase program through June 27, 2014, we have repurchased a total of 206.8 million shares of our common stock for an aggregate cost of $4.6 billion. Management believes that this authorization is sufficient to support our share repurchase objectives through mid-2015.

During the six months ended June 27, 2014, we paid $94.2 million in cash dividends to stockholders, representing $0.30 per common share. On July 21, 2014, our board of directors declared a cash dividend of $0.18 per share for the third quarter of 2014.

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

Cash Flows

Our cash and cash equivalents balance during the six months ended June 27, 2014 decreased by $180.8 million. The change in cash and cash equivalents was as follows:

	Six Months Ended
(In thousands)	June 27, 2014	June 28, 2013

Net cash provided by operating activities	$301,388	$214,043
Net cash used in investing activities	(39,980)	(182,526)
Net cash used in financing activities	(442,240)	(119,300)
Net decrease in cash and cash equivalents	$(180,832)	$(87,783)

Total cash and cash equivalents accounted for 46% and 48% of total assets at June 27, 2014 and December 31, 2013, respectively.

Operating Activities

For the six months ended June 27, 2014, our operating activities provided $301.4 million in cash, primarily attributable to net income of $243.5 million, adjusted for non-cash stock-based compensation expense of $47.6 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $33.7 million, deferred income tax expense of $12.5 million, amortization of debt discount and debt issuance costs of $1.6 million, and net amortization of investment discount/premium of $1.3 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $30.5 million decrease in Accounts receivable, net, a $12.8 million increase in Inventories, an $11.1 million decrease in Other assets, a $5.7 million increase in Accounts payable and other liabilities, a $72.5 million decrease in Deferred income and allowances on sales to distributors, a $5.9 million increase in Income taxes payable and a $6.3 million decrease in deferred compensation plan obligations.

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

The $30.5 million decrease in Accounts receivable, net was primarily due to the timing of subsequent price concessions by certain distributors. The $72.5 million decrease in Deferred income and allowances on sales to distributors was due to net sales out-pacing gross billings to distributors near the end of the period.

The $12.8 million increase in Inventories was mainly due to an increase in production near the end of the period associated with an increase in demand for our new products.

The $11.1 million decrease in Other assets was primarily attributable to a decrease in income tax receivable due to the receipt of a federal income tax refund in the second quarter of 2014.

The $5.7 million increase in Accounts payable and other liabilities was primarily attributable to an increase in accounts payable due to an increase in inventory purchases during the second quarter of 2014 compared with the same period in 2013 associated with an increase in demand for our products. The increase was also attributable to an increase in accrued variable compensation expense based upon higher operating results for the six months ended June 27, 2014 and various other accrued items as a result of timing. These increases were partially offset by a decrease in accrued interest payable for our senior notes due to a semi-annual interest payment made in the second quarter of 2014 and a decrease in other accrued liabilities due to a holdback payment for one of our 2013 acquisitions.

The $5.9 million increase in Income taxes payable was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions from accrual for tax exposures related to cost sharing and transfer pricing. The increase was partially offset by a decrease in unrecognized tax benefits resulting from a new accounting pronouncement adopted in the first quarter of 2014 and the reversal of uncertain tax positions for the expiration of domestic statute of limitations in the first quarter of 2014.

Investing Activities

Cash used in investing activities in the six months ended June 27, 2014, primarily consisted of purchases of available for sale securities of $204.8 million, purchases of property and equipment of $21.6 million, a holdback payment for a 2013 acquisition of $3.4 million, purchase of intangible assets of $0.5 million and purchase of other investments of $8.2 million. These items were partially offset by the sale of deferred compensation plan securities, net of $6.3 million, proceeds from the maturity of available-for-sale securities of $134.2 million, and proceeds from sales of available-for-sale securities of $58.0 million.

Financing Activities

Cash used in financing activities in the six months ended June 27, 2014, primarily consisted of repurchases of common stock of $358.8 million, cash dividend payments of $94.2 million, minimum statutory withholding for vested restricted stock units of $11.2 million, and long-term debt and credit facility issuance costs of $1.3 million. These items were partially offset by proceeds of $22.7 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from stock-based compensation of $0.6 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 27, 2014, we had approximately $190.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of June 27, 2014, we had $1.3 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

We lease facilities under non-cancelable lease agreements expiring at various times through 2024. There have been no significant changes to our operating lease obligations since December 31, 2013.

In addition to these lease and purchase obligations, in the normal course of business we enter into a variety of agreements and financial commitments. It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be significant to our consolidated financial position or operating results.

As of June 27, 2014, we had total gross unrecognized tax benefits of $320.5 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of June 27, 2014, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On July 21, 2014, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on September 2, 2014 to stockholders of record on August 11, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Altera’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K have not changed materially for the first six months of 2014.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of June 27, 2014, we had repurchased 206.8 million shares for an aggregate cost of $4.6 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended June 27, 2014, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/29/2014-4/25/2014	839	$34.76	839	31,330
4/26/2014-5/23/2014	4,526	$32.57	4,526	26,804
5/24/2014-6/27/2014	618	$32.68	618	26,186

	5,983		5,983
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

#10.2	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 13, 2014

#10.20	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 13, 2014

#10.42	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan (VP and Above)

#10.43	Separation Agreement and General Release of Claims by and between the Registrant and Scott A. Bibaud dated June 4, 2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

#10.2	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 13, 2014

#10.20	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 13, 2014

#10.42	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan (VP and Above)

#10.43	Separation Agreement and General Release of Claims by and between the Registrant and Scott A. Bibaud dated June 4, 2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith