Form 10-Q
period 2014-09-26
ALTERA CORP
filed 2014-10-24
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at October 10, 2014: 304,816,766

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	September 26, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,680,085	$2,869,158
Short-term investments	134,059	141,487
Total cash, cash equivalents, and short-term investments	2,814,144	3,010,645
Accounts receivable, net	406,708	483,032
Inventories	186,338	163,880
Deferred income taxes — current	54,402	63,228
Deferred compensation plan — marketable securities	65,492	66,455
Deferred compensation plan — restricted cash equivalents	15,897	16,699
Other current assets	41,260	48,901
Total current assets	3,584,241	3,852,840
Property and equipment, net	197,213	204,142
Long-term investments	1,744,830	1,695,066
Deferred income taxes — non-current	21,929	10,806
Goodwill	74,341	73,968
Acquisition-related intangible assets, net	74,756	82,150
Other assets, net	83,720	76,676
Total assets	$5,781,030	$5,995,648
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$47,910	$44,163
Accrued liabilities	41,403	41,218
Accrued compensation and related liabilities	73,354	51,105
Deferred compensation plan obligations	81,389	83,154
Deferred income and allowances on sales to distributors	397,002	487,746
Total current liabilities	641,058	707,386
Income taxes payable — non-current	310,199	276,326
Long-term debt	1,492,436	1,491,466
Other non-current liabilities	7,629	8,403
Total liabilities	2,451,322	2,483,581
Commitments and contingencies
(See “Note 14 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 305,851 shares at September 26, 2014 and 317,769 shares at December 31, 2013	306	318
Capital in excess of par value	1,171,744	1,216,826
Retained earnings	2,163,647	2,322,885
Accumulated other comprehensive loss	(5,989)	(27,962)
Total stockholders' equity	3,329,708	3,512,067
Total liabilities and stockholders' equity	$5,781,030	$5,995,648
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	$499,606	$445,945	$1,452,216	$1,278,205
Cost of sales	166,019	141,525	480,279	402,712
Gross margin	333,587	304,420	971,937	875,493
Research and development expense	112,078	95,336	310,856	278,542
Selling, general, and administrative expense	77,724	78,907	231,205	235,376
Amortization of acquisition-related intangible assets	2,465	1,846	7,394	2,974
Compensation (benefit)/expense — deferred compensation plan	(487)	3,462	4,093	6,724
Loss/(gain) on deferred compensation plan securities	487	(3,462)	(4,093)	(6,724)
Interest income and other	(4,558)	(2,214)	(18,362)	(6,651)
Gain reclassified from other comprehensive (loss)/income	(59)	(33)	(150)	(129)
Interest expense	10,774	2,511	32,139	8,365
Income before income taxes	135,163	128,067	408,855	357,016
Income tax expense	17,154	8,635	47,328	15,885
Net income	118,009	119,432	361,527	341,131

Other comprehensive (loss)/income:
Unrealized holding (loss)/gain on investments:
Unrealized holding (loss)/gain on investments arising during period, net of tax of ($6), $30, $41 and ($12)	(4,929)	2,419	22,102	(6,613)
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $11, $11, $21 and $21	(48)	(22)	(129)	(108)
Other comprehensive (loss)/income	(4,977)	2,397	21,973	(6,721)
Comprehensive income	$113,032	$121,829	$383,500	$334,410

Net income per share:
Basic	$0.38	$0.37	$1.16	$1.07
Diluted	$0.38	$0.37	$1.15	$1.05

Shares used in computing per share amounts:
Basic	308,215	320,445	311,853	320,266
Diluted	310,184	323,505	314,130	323,355

Dividends per common share	$0.18	$0.15	$0.48	$0.35

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 26, 2014	September 27, 2013

Cash Flows from Operating Activities:
Net income	$361,527	$341,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,426	34,256
Amortization of acquisition-related intangible assets	7,394	2,974
Amortization of debt discount and debt issuance costs	2,337	844
Stock-based compensation	70,518	73,011
Net gain on sale of available-for-sale securities	(150)	(129)
Amortization of investment discount/premium	1,900	2,575
Deferred income tax expense/(benefit)	11,509	(5,629)
Tax effect of employee stock plans	7,434	5,405
Excess tax benefit from employee stock plans	(4,719)	(4,165)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	76,324	(111,231)
Inventories	(22,458)	(2,494)
Other assets	3,939	28,673
Accounts payable and other liabilities	32,581	12,509
Deferred income and allowances on sales to distributors	(90,744)	95,961
Income taxes payable	21,477	(8,753)
Deferred compensation plan obligations	(5,858)	(5,489)
Net cash provided by operating activities	515,437	459,449
Cash Flows from Investing Activities:
Purchases of property and equipment	(34,946)	(31,216)
Sales of deferred compensation plan securities, net	5,858	5,489
Purchases of available-for-sale securities	(276,867)	(258,809)
Proceeds from sale of available-for-sale securities	79,424	84,900
Proceeds from maturity of available-for-sale securities	175,280	143,392
Acquisitions, net of cash acquired	—	(145,321)
Purchases of intangible assets	(1,269)	—
Purchases of other investments	(8,224)	(2,101)
Net cash used in investing activities	(60,744)	(203,666)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	29,871	38,748
Shares withheld for employee taxes	(20,852)	(24,787)
Payment of dividends to stockholders	(149,844)	(112,175)
Holdback payment for prior acquisition	(3,353)	—
Payment of debt assumed in acquisitions	—	(22,000)
Long-term debt and credit facility issuance costs	(1,321)	—
Repurchases of common stock	(502,986)	(60,276)
Excess tax benefit from employee stock plans	4,719	4,165
Net cash used in financing activities	(643,766)	(176,325)
Net (decrease)/increase in cash and cash equivalents	(189,073)	79,458
Cash and cash equivalents at beginning of period	2,869,158	2,876,627
Cash and cash equivalents at end of period	$2,680,085	$2,956,085
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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The consolidated operating results for the three months and nine months ended September 26, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Note 2 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. We adopted this requirement in the first quarter of 2014 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform. This resulted in both Income taxes payable—non-current and Deferred income taxes—non-current declining by approximately $7.9 million and $14.2 million on our consolidated balance sheets as of September 26, 2014 and December 31, 2013, respectively.

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, which provides new guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification Topic ("ASC") 718 Compensation — Stock Compensation, and apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The update is effective for the interim and annual periods beginning after December 15, 2015. The adoption of this standard is not expected to impact our consolidated financial statements.

Note 3 — Acquisitions

During the year ended December 31, 2013, we completed two acquisitions (collectively the "2013 Acquisitions") qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from these acquisitions, see Note 4 — Goodwill and for information on the classification of intangible assets, see Note 5 — Acquisition-Related Intangible Assets, Net. These acquisitions, both individually and in the aggregate, were not significant to our consolidated results of operations. In connection with one of these acquisitions, we assumed debt of $22.0 million, which was paid off in full immediately following the closing of the acquisition. We had no outstanding debt as of September 26, 2014 relating to these acquisitions. In connection with one of these acquisitions, an amount equal to 10% of the total purchase price was held back for payment to the former parent company on the first anniversary of the closing of the acquisition net of any indemnification obligations. During the three months ended June 27, 2014, we paid this holdback in the amount of $3.4 million.

Note 4 — Goodwill

Goodwill activity was as follows:

Nine Months Ended
(In thousands)	September 26, 2014
Beginning Balance	$73,968
Additions due to 2013 Acquisitions	373
Ending Balance	$74,341

Goodwill increased $0.4 million during the nine months ended September 26, 2014 due to a revision in the historical net operating loss carryforwards for one of our 2013 Acquisitions. Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Note 5 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	September 26, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(9,817)	$57,853	9.4 years
Customer relationships	12,910	(3,020)	9,890	6.8 years
Trade name	3,700	(565)	3,135	8.9 years
Non-competition agreements	700	(475)	225	2.0 years
Other intangible assets	930	(777)	153	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(14,654)	71,256
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(14,654)	$74,756

	December 31, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$60,770	$(4,445)	$56,325	9.4 years
Customer relationships	12,910	(1,597)	11,313	6.8 years
Trade name	3,700	(253)	3,447	8.9 years
Non-competition agreements	700	(213)	487	2.0 years
Other intangible assets	930	(752)	178	1.2 years
Acquisition-related intangible assets subject to amortization, net	79,010	(7,260)	71,750
In-process research & development	10,400	—	10,400
Total acquisition-related intangible assets, net	$89,410	$(7,260)	$82,150

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to the 2013 Acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transferred to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to Research and development expense in the consolidated statements of comprehensive income. During the nine months ended September 26, 2014, we reclassified $6.9 million of IPR&D costs to the developed technology intangible asset upon finalization of one of the projects. No projects were abandoned. The remaining IPR&D project that made up the IPR&D intangible asset balance as of September 26, 2014 is expected to be completed by the end of 2014.

Based on the carrying values as of September 26, 2014, the annual amortization expense for Acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2014 (remaining three months)	$2,465
2015	9,646
2016	9,327
2017	9,151
2018	9,039
Thereafter	31,628
Total	$71,256

Note 6 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	September 26, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$86,058	$—	$—	$86,058	$86,058	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,575,403	—	—	2,575,403	2,575,403	—	—
U.S. treasury securities	1,641,228	1,762	(8,059)	1,634,931	18,624	45,038	1,571,269
Subtotal	4,216,631	1,762	(8,059)	4,210,334	2,594,027	45,038	1,571,269

Level 2:
U.S. agency securities	27,379	23	(5)	27,397	—	11,215	16,182
Non-U.S. government securities	18,610	5	(2)	18,613	—	17,080	1,533
Municipal bonds	2,000	1	(2)	1,999	—	—	1,999
Corporate debt securities	214,217	448	(92)	214,573	—	60,726	153,847
Subtotal	262,206	477	(101)	262,582	—	89,021	173,561
Total	$4,564,895	$2,239	$(8,160)	$4,558,974	$2,680,085	$134,059	$1,744,830

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,880	$—	$—	$71,880	$71,880	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,763,094	—	—	2,763,094	2,763,094	—	—
U.S. treasury securities	1,604,450	15	(28,298)	1,576,167	34,184	39,262	1,502,721
Subtotal	4,367,544	15	(28,298)	4,339,261	2,797,278	39,262	1,502,721

Level 2:
U.S. agency securities	53,755	33	(18)	53,770	—	26,999	26,771
Non-U.S. government securities	18,352	5	—	18,357	—	9,306	9,051
Municipal bonds	2,603	—	(7)	2,596	—	603	1,993
Corporate debt securities	219,491	425	(69)	219,847	—	65,317	154,530
Subtotal	294,201	463	(94)	294,570	—	102,225	192,345
Total	$4,733,625	$478	$(28,392)	$4,705,711	$2,869,158	$141,487	$1,695,066

We have made certain cost method investments of approximately $20.6 million. These investments are included within Other assets, net  in our consolidated balance sheets. The investments are in privately held companies in which we have less than a 20% interest and no significant influence over the investees' operations. We report these investments at cost, except when investments are found to be more than temporarily impaired after an impairment review.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of September 26, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 26, 2014
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$152,554	$152,683
Due after one year through five years	1,351,050	1,343,299
Due between six and ten years	399,830	401,531
	$1,903,434	$1,897,513

As of September 26, 2014, we had 113 securities, or $1.2 billion out of our total available-for-sale securities investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $8.2 million. As of December 31, 2013, we had 137 securities, or $1.6 billion out of our total available-for-sale securities investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $28.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 7 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net was comprised of the following:

(In thousands)	September 26, 2014	December 31, 2013
Gross accounts receivable	$407,208	$483,628
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	—	(96)
Accounts receivable, net	$406,708	$483,032

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their subcontract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Sales to distributors	74%	76%	73%	76%
Sales to OEMs	26%	24%	27%	24%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	40%	41%	38%	41%
Macnica, Inc. (“Macnica”)	22%	23%	23%	23%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three and nine months ended September 26, 2014 or September 27, 2013.

One OEM accounted for 11% of our net sales for the year-to-date period ended September 26, 2014, and 11% and 12%, respectively, of our net sales for quarterly and year-to-date periods ended September 27, 2013. Another OEM accounted for 10% of our net sales for the quarterly period ended September 26, 2014. No other individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended September 26, 2014 or September 27, 2013.

As of September 26, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 33% and 57%, respectively, of our total accounts receivable. As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 26% and 55%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 26, 2014 or December 31, 2013.

Note 8 — Inventories

Inventories were comprised of the following:

(In thousands)	September 26, 2014	December 31, 2013
Raw materials	$8,596	$8,390
Work in process	108,927	104,755
Finished goods	68,815	50,735
Total inventories	$186,338	$163,880

Note 9 — Property and Equipment, Net

Property and equipment, net was comprised of the following:

(In thousands)	September 26, 2014	December 31, 2013
Land and land rights	$23,157	$23,157
Buildings	159,858	159,123
Equipment and software	291,465	281,197
Office furniture and fixtures	24,646	24,438
Leasehold improvements	12,345	12,391
Construction in progress	9,572	1,798
Property and equipment, at cost	521,043	502,104
Accumulated depreciation	(323,830)	(297,962)
Property and equipment, net	$197,213	$204,142

Depreciation expense was $11.9 million and $37.1 million for the three and nine months ended September 26, 2014, respectively. Depreciation expense was $10.8 million and $31.2 million for the three and nine months ended September 27, 2013, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors was comprised of the following:

(In thousands)	September 26, 2014	December 31, 2013

Deferred revenue on shipment to distributors	$426,157	$512,872
Deferred cost of sales on shipment to distributors	(35,518)	(33,809)
Deferred income on shipment to distributors	390,639	479,063
Other deferred revenue (1)	6,363	8,683
Total	$397,002	$487,746

(1)	Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Nine Months Ended
(In thousands)	September 26, 2014	September 27, 2013

Balance at beginning of period	$487,746	$345,993
Deferred revenue recognized upon shipment to distributors	4,421,484	4,343,526
Deferred cost of sales recognized upon shipment to distributors	(212,856)	(194,429)
Revenue recognized upon sell-through to end customers	(852,256)	(776,649)
Cost of sales recognized upon sell-through to end customers	208,318	190,124
Earned distributor price concessions (1)	(3,602,558)	(3,410,814)
Returns	(50,615)	(57,532)
Other	(2,261)	4,486
Balance at end of period	$397,002	$444,705

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

Note 11 — Accumulated Other Comprehensive Loss

The following table presents the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

(In thousands)	December 31, 2013	Other Comprehensive Income	September 26, 2014

Accumulated unrealized loss on available-for-sale securities, net of tax	$(27,962)	$21,973	$(5,989)
Accumulated other comprehensive loss	$(27,962)	$21,973	$(5,989)

Note 12 — Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Basic:

Net income	$118,009	$119,432	$361,527	$341,131
Basic weighted shares outstanding	308,215	320,445	311,853	320,266
Net income per share	$0.38	$0.37	$1.16	$1.07

Diluted:

Net income	$118,009	$119,432	$361,527	$341,131

Weighted shares outstanding	308,215	320,445	311,853	320,266
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	1,969	3,060	2,277	3,089

Diluted weighted shares outstanding	310,184	323,505	314,130	323,355

Net income per share	$0.38	$0.37	$1.15	$1.05

In applying the treasury stock method, we excluded 1.3 million and 1.8 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for the three and nine months ended September 26, 2014, respectively, and 1.9 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for each of the three and nine months ended September 27, 2013, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 13 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of September 26, 2014. As of September 26, 2014, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	September 26, 2014	December 31, 2013

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,398	$596,920
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,433	395,056
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,605	499,490
Total long-term debt		$1,492,436	$1,491,466

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

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Sept. 26, 2014	Dec. 31, 2013	Sept. 26, 2014	Dec. 31, 2013	Sept. 26, 2014	Dec. 31, 2013

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,602)	(3,080)	(4,567)	(4,944)	(395)	(510)
Net carrying value	$597,398	$596,920	$395,433	$395,056	$499,605	$499,490

Interest expense related to the Notes was included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Contractual coupon interest	$9,928	$2,172	$29,596	$6,481
Amortization of debt issuance costs	456	243	1,367	729
Amortization of debt discount	323	38	970	115
Total interest expense related to the Notes	$10,707	$2,453	$31,933	$7,325

The other components of Interest expense in our consolidated statements of comprehensive income are interest expense incurred as part of the assumed debt in one of our 2013 Acquisitions and interest expense incurred related to bank service fees incurred in connection with the Facility.

As of September 26, 2014, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2014 (remaining three months)	$—
2015	—
2016	—
2017	500,000
2018 and thereafter	1,000,000
Total	$1,500,000

Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	Sept. 26, 2014	Dec. 31, 2013	Sept. 26, 2014	Dec. 31, 2013	Sept. 26, 2014	Dec. 31, 2013

Estimated fair value	$608,040	$598,836	$415,200	$392,680	$502,650	$501,310

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 26, 2014, we had approximately $143.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

Operating Leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2024. There have been no significant changes to our operating lease obligations since December 31, 2013.

Legal Proceedings

On July 17, 2014, PLL Technologies, Inc. (PTI) filed a patent infringement lawsuit against Altera and three additional defendants in the United States District Court for the District of Delaware seeking unspecified damages, interest, costs, and fees.  On October 1, 2014, PTI amended its complaint, and on October 20, 2014, Altera answered the complaint, denying the patents are valid and denying infringement.  Because the case is at a very early stage, we cannot determine at this time whether any loss has been incurred by Altera nor can we reasonably estimate any potential loss or range of potential loss.
On June 20, 2014, Altera filed an action in the United States District Court for the Northern District of California against PACT XPP Technologies, AG (“PACT”), for a declaratory judgment of non-infringement and invalidity relating to several patents that PACT has asserted against us.  On October 8, 2014, PACT answered the complaint and asserted counterclaims that Altera infringes various patents owned by PACT.  Because the case is at a very early stage, we cannot determine at this time whether any loss has been incurred by Altera nor can we reasonably estimate any potential loss or range of potential loss.
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

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Cost of sales	$449	$515	$1,410	$1,460
Research and development expense	9,172	11,324	30,323	32,125
Selling, general, and administrative expense	12,830	13,898	38,785	39,426
Pre-tax stock-based compensation expense	22,451	25,737	70,518	73,011
Less: income tax benefit	(5,825)	(6,720)	(18,670)	(18,908)
Net stock-based compensation expense	$16,626	$19,017	$51,848	$54,103

No stock-based compensation was capitalized during any period presented above. As of September 26, 2014, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and Employee Stock Purchase Plan ("ESPP") shares that are expected to vest was approximately $139.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the ESPP, RSU, and PRSU awards granted under the equity incentive program were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
ESPP purchase rights:
Expected term (in years)	—	—	1.0	1.0
Expected stock price volatility	—	—	25.5%	31.2%
Risk-free interest rate	—	—	0.1%	0.1%
Dividend yield	—	—	1.9%	1.3%
Weighted-average estimated fair value	—	—	$7.68	$8.41

RSUs:
Risk-free interest rate	0.8%	0.5%	0.7%	0.3%
Dividend yield	2.2%	1.7%	1.9%	1.2%
Weighted-average estimated fair value	$31.24	$33.41	$30.99	$32.20

PRSUs:
Expected Altera stock price volatility	—	—	32.2%	34.7%
Expected SOX stock price volatility	—	—	24.3%	27.1%
Risk-free interest rate	—	—	0.9%	0.3%
Dividend yield	—	—	1.9%	1.2%
Weighted-average estimated fair value per share	—	—	$31.18	$33.03

We granted 303,260 and 262,647 market-based PRSUs in the nine months ended September 26, 2014 and September 27, 2013, respectively, to senior executives. As of September 26, 2014, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested.

A summary of activity for our RSUs and PRSUs for the nine months ended September 26, 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 26, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	6,392	$34.80
Grants	2,016	$32.48
Vested	(2,157)	$34.61
Forfeited/Cancelled	(483)	$34.77
Outstanding, September 26, 2014	5,768	$34.07	1.6	$207,776
Vested and expected to vest, September 26, 2014	5,076	$34.07	1.5	$182,855

(1)
Aggregate intrinsic value represents the closing price per share of our stock on September 26, 2014, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of September 26, 2014.

A summary of stock option activity for the nine months ended September 26, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 26, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2013	3,446	$28.11
Grants	—	$—
Exercises	(937)	$20.80
Forfeited/Cancelled/Expired	(62)	$30.06
Outstanding, September 26, 2014	2,447	$30.86	4.7	$17,752
Exercisable, September 26, 2014	1,873	$29.28	3.9	$16,427
Vested and expected to vest, September 26, 2014	2,402	$30.78	4.7	$17,639

(1)
For those stock options with an exercise price below the closing price per share on September 26, 2014, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on September 26, 2014, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 26, 2014.

For the three and nine months ended September 26, 2014, 0.3 million and 0.9 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 26, 2014 was $4.8 million and $12.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of stock option exercises during the three and nine months ended September 26, 2014 was $7.2 million and $19.5 million, respectively.

As of September 26, 2014, our 2005 Equity Incentive Plan had a total of 26.4 million shares reserved for future issuance, of which 17.8 million shares were available for future grants.

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

We sold 376,031 shares of common stock under the ESPP at a price of $27.61 during the nine months ended September 26, 2014, and 390,077 shares of common stock under the ESPP at a price of $26.87 during the nine months ended September 27, 2013. As of September 26, 2014, 3.7 million shares were available for future issuance under the ESPP.

Note 16 — Stockholders’ Equity

We repurchase shares under our stock repurchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorizations, there was a total of 233.0 million shares authorized for repurchase with approximately 22.0 million shares remaining for further repurchases under our stock repurchase program as of September 26, 2014. Since the inception of the stock repurchase program through September 26, 2014, we have repurchased a total of 211.0 million shares of our common stock for an aggregate cost of $4.8 billion.

During the nine months ended September 26, 2014, we repurchased 14.8 million shares of our common stock for a total of $503.0 million under our stock repurchase program at an average price per share of $34.09. During the nine months ended September 27, 2013, we repurchased 1.9 million shares of our common stock for a total of $60.3 million under our stock repurchase program at an average price per share of $32.54. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 26, 2014 was 12.7% compared with 6.7% for the three months ended September 27, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended September 26, 2014, we reversed $2.9 million of liabilities and related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate. During the three months ended September 27, 2013, the U.S. federal research and development tax credit was reinstated, which had expired in 2011, and we reversed $30.3 million of liabilities and the related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by $27.7 million of tax accrued on foreign dividends.

Our effective tax rate for the nine months ended September 26, 2014 was 11.6%, compared with 4.4% for the nine months ended September 27, 2013. The net change in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. During the nine months ended September 26, 2014, we reversed $6.9 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic and foreign statute of limitations, which was substantially offset by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate. During the nine months ended September 27, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the U.S. federal research and development tax credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years, $2.3 million of liabilities for uncertain tax positions relating to changes in estimates for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and the related interest, which was substantially offset by $27.7 million of tax accrued on foreign dividends.

As of September 26, 2014, we had total gross unrecognized tax benefits of $330.5 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $51.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of September 26, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013, we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from one of our U.S. subsidiaries to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of September 26, 2014, the deferred charge balance in Other current assets was $2.2 million, and $17.2 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

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

Note 18 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 26, 2014, there were 125 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $81.4 million and $83.2 million as of September 26, 2014 and December 31, 2013, respectively.

Investment income or loss from the NQDC Plan are recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment loss/(gain) also represents a decrease/(increase) in the future payout to participants and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation (benefit)/expense associated with our NQDC Plan obligations is offset by the loss/ (gain) from the related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	September 26, 2014	December 31, 2013

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$15,897	$16,699
Equity securities	30,342	32,628
Mutual funds	33,244	32,521
Subtotal	79,483	81,848

Level 2:
Fixed income securities	1,906	1,306
Total	$81,389	$83,154

(1) Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash equivalents in the accompanying consolidated balance sheets as of September 26, 2014 and December 31, 2013.

Note 19 — Declaration of Dividend Subsequent to September 26, 2014

On October 20, 2014, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on December 1, 2014 to stockholders of record on November 10, 2014.

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

RESULTS OF OPERATIONS

Overview

	Three Months Ended			Nine Months Ended
(In thousands, except share and per share data)	September 26, 2014	June 27, 2014	Change	September 26, 2014	September 27, 2013	Change
Net sales	$499,606	$491,517	$8,089	$1,452,216	$1,278,205	$174,011
Gross margin	$333,587	$329,126	$4,461	$971,937	$875,493	$96,444
Operating margin (1)	$141,320	$146,567	$(5,247)	$422,482	$358,601	$63,881

Operating cash flows	$214,049	$170,958	$43,091	$515,437	$459,449	$55,988
Total cash, cash equivalents and investments	$4,558,974	4,563,243	$(4,269)	$4,558,974	$3,820,895	$738,079

Diluted shares	310,184	313,513	(3,329)	314,130	323,355	(9,225)
Diluted net income per share	$0.38	$0.41	$(0.03)	$1.15	$1.05	$0.10

Dividends per common share	$0.18	$0.15	$0.03	$0.48	$0.35	$0.13

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

Our third quarter 2014 net sales of $499.6 million increased 2% from the second quarter of 2014 and represented the sixth consecutive quarter of sequential net sales growth. Net sales of New Products grew 9% sequentially in the third quarter of 2014, mostly due to an increase in net sales of our 28 nm products, which grew 30% sequentially. The increase was offset by a decline in net sales of our Mainstream and Mature and Other Products. Net sales increased in our Network, Computer & Storage vertical market with the remaining vertical markets essentially flat sequentially. Our gross margin percentage decreased from 67.0% in the second quarter of 2014 to 66.8% for the third quarter of 2014, driven by an unfavorable mix within vertical markets.

For the fourth quarter of 2014, we are forecasting a 2% to 6% decrease in net sales compared with the third quarter of 2014. The Telecom & Wireless, Networking, Computer & Storage and Other vertical markets are expected to decline in the fourth quarter of 2014, while the Industrial Automation, Military& Automotive vertical market is expected to remain flat. The forecast reflects anticipated continued strength in our 28 nm products.

We continue to generate strong operating cash flows, with $214.0 million in cash flows from operations for the third quarter of 2014. We ended the quarter with $4.6 billion in cash, cash equivalents and investments. During the third quarter of 2014, we returned cash to shareholders by both paying $55.7 million in dividends and repurchasing $144.2 million of common stock through our stock repurchase program. On October 20, 2014, our board of directors declared a cash dividend of $0.18 per share for the fourth quarter of 2014.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.2%	31.7%	33.1%	31.5%
Gross margin	66.8%	68.3%	66.9%	68.5%
Research and development expense	22.4%	21.4%	21.4%	21.8%
Selling, general, and administrative expense	15.6%	17.7%	15.9%	18.4%
Amortization of acquisition-related intangible assets	0.5%	0.4%	0.5%	0.2%
Compensation (benefit)/expense - deferred compensation plan	(0.1)%	0.8%	0.3%	0.5%
Loss/(gain) on deferred compensation plan securities	0.1%	(0.8)%	(0.3)%	(0.5)%
Interest income and other	(0.9)%	(0.5)%	(1.3)%	(0.5)%
Interest expense	2.2%	0.6%	2.2%	0.7%
Income tax expense	3.4%	1.9%	3.3%	1.2%
Net income	23.6%	26.8%	24.9%	26.7%

Our net sales for the third quarter of 2014 increased by 12% from the third quarter of 2013. The increase was mainly due to significant growth in demand for our New Products, especially in our 28 nm products. Net sales of our 28 nm products increased nearly 200% in the third quarter of 2014 compared with the third quarter of 2013. The increase in net sales for our New Products was offset by a decrease in net sales in our Mainstream and Mature and Other Products as our new technologies are being adopted.
We experienced growth in most of our vertical markets with Telecom & Wireless and Other both exhibiting double-digit year-over-year growth in the third quarter of 2014, which was slightly offset by decreases in our Networking, Computer & Storage vertical market. Net sales increased in all geographies except Japan, which experienced a modest decrease in the third quarter of 2014 compared with the third quarter of 2013.

Our net sales for the nine months ended September 26, 2014 increased by 14% from the nine months ended September 27, 2013. The increase was primarily due to significant growth in demand for our New Products, specifically in our 28 nm products. Net sales of our 28 nm products increased nearly 200% while net sales of our 40 nm products also grew in the nine months ended September 26, 2014 compared with the same period in 2013. We experienced growth in a majority of our vertical markets, particularly in the Telecom & Wireless vertical market where net sales grew 25% in the nine months ended September 26, 2014 compared to the same period in 2013. Growth in the period was slightly offset by a decrease in our Networking, Computer & Storage vertical market. Net sales increased in all geographies except the Americas, which experienced a modest decrease for the nine months ended September 26, 2014 compared with the nine months ended September 27, 2013.

Sales by Product Category

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Arria® 10, Stratix® V, Stratix IV, Arria V, Arria II, Cyclone® V, Cyclone IV, MAX® 10, MAX V, HardCopy® IV devices and Enpirion PowerSoCs.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

New	56%	44%	53%	45%	9%	53%	41%	45%
Mainstream	21%	26%	21%	(13)%	(3)%	22%	28%	(12)%
Mature and Other	23%	30%	26%	(14)%	(10)%	25%	31%	(6)%
Net Sales	100%	100%	100%	12%	2%	100%	100%	14%

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

Telecom & Wireless	45%	41%	46%	23%	(1)%	46%	41%	25%
Industrial Automation, Military & Automotive	21%	23%	21%	3%	0%	21%	22%	10%
Networking, Computer & Storage	16%	19%	15%	(5)%	14%	15%	19%	(6)%
Other	18%	17%	18%	18%	1%	18%	18%	14%
Net Sales	100%	100%	100%	12%	2%	100%	100%	14%

Sales of FPGAs and CPLDs

Our PLDs consist of field-programmable gate arrays, or FPGAs, including those referred to as system-on-chip FPGAs ("SoC FPGAs") that incorporate hard embedded processor cores, and complex programmable logic devices, or CPLDs. FPGAs consist of our Stratix, Cyclone, Arria, APEX, FLEX, MAX 10, and ACEX 1K, as well as our Excalibur and Mercury families. CPLDs consist of our MAX family except for MAX 10. Other Products consist of our Enpirion PowerSoCs, HardCopy ASIC devices, configuration devices, software and other tools, and IP cores.

Our net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

FPGA	85%	82%	84%	17%	3%	84%	83%	15%
CPLD	8%	9%	8%	(10)%	(6)%	8%	9%	4%
Other Products	7%	9%	8%	(7)%	(6)%	8%	8%	10%
Net Sales	100%	100%	100%	12%	2%	100%	100%	14%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

Americas	16%	18%	16%	1%	7%	16%	18%	(2)%
Asia Pacific	42%	39%	43%	20%	0%	43%	39%	24%
EMEA	29%	28%	27%	15%	6%	27%	28%	13%
Japan	13%	15%	14%	(1)%	(7)%	14%	15%	7%
Net Sales	100%	100%	100%	12%	2%	100%	100%	14%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $3.6 billion and $3.4 billion for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $50.6 million and $57.5 million for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 26, 2014	September 27, 2013	June 27, 2014	September 26, 2014	September 27, 2013

Gross Margin Percentage	66.8%	68.3%	67.0%	66.9%	68.5%

Gross margin rates are heavily influenced by both vertical market mix, customer pricing, and material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended September 26, 2014 decreased by 1.5 points compared with the same period of 2013. Our gross margin percentage for the nine months ended September 26, 2014 decreased by 1.6 points compared with the same period of 2013. The decrease in both the three and nine-month periods is primarily attributable to an unfavorable net sales mix across and within vertical markets and customers when compared with the same periods of 2013.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

Research and Development Expense	$112.1	$95.3	$101.1	18%	11%	$310.9	$278.5	12%
Percentage of Net Sales	22.4%	21.4%	20.6%			21.4%	21.8%

Research and development expense for the three months ended September 26, 2014 increased by $16.7 million, or 18%, compared with the three months ended September 27, 2013. The increase was primarily attributable to a $10.6 million increase related to timing of external costs for product development activities, a $5.8 million increase in variable compensation expense based upon improved operating results for the three months ended September 26, 2014, and a $2.0 million increase in depreciation and amortization expense. These increases were partially offset by a $2.2 million decrease in stock-based compensation expense.

Research and development expense for the nine months ended September 26, 2014 increased by $32.3 million, or 12%, compared with the nine months ended September 27, 2013. The increase was primarily attributable to a $15.4 million increase in variable compensation expense based upon improved operating results for the nine months ended September 26, 2014, an $11.7 million increase related to timing of external costs for product development activities, a $7.4 million increase in depreciation and amortization expense, and a $1.2 million increase in license costs in connection with our product development activities. These increases were partially offset by a $2.1 million decrease in professional services in connection with our product development activities, and a $1.8 million decrease in stock-based compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 26, 2014	September 27, 2013	June 27, 2014			September 26, 2014	September 27, 2013

Selling, General and Administrative Expense	$77.7	$78.9	$79.0	(1)%	(2)%	$231.2	$235.4	(2)%
Percentage of Net Sales	15.6%	17.7%	16.1%			15.9%	18.4%

Selling, general, and administrative expense for the three months ended September 26, 2014 decreased by $1.2 million, or 1%, compared with the three months ended September 27, 2013. The decrease was primarily attributable to a $2.6 million decrease in external professional services, a $1.1 million decrease in stock-based compensation expense, and a $0.9 million decrease in personnel-related costs. These decreases were offset by a $2.8 million increase in variable compensation expense based upon improved operating results for the three months ended September 26, 2014.

Selling, general, and administrative expense for the nine months ended September 26, 2014 decreased by $4.2 million, or 2%, compared with the nine months ended September 27, 2013. The decrease was attributable to a $5.6 million decrease in external professional services, a non-recurring $3.0 million 2013 expense for local non-income taxes, a $2.9 million decrease in personnel-related costs and a $0.6 million decrease in stock-based compensation expense. These decreases were offset by a $7.7 million increase in variable compensation expense based upon improved operating results for the nine months ended September 26, 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $0.6 million for the three months ended September 26, 2014, when compared with the same period in 2013, primarily due to additional in-process research & development ("IPR&D"), which was reclassified to the developed technology intangible asset upon finalization of the projects post-acquisition.

Amortization of acquisition-related intangible assets increased by $4.4 million for the nine months ended September 26, 2014, when compared with the same period in 2013, primarily due to acquisitions in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment loss of $0.5 million and a gain of $4.1 million on NQDC Plan assets for the three and nine months ended September 26, 2014. We reported a net investment gain of $3.5 million and $6.7 million on NQDC Plan assets for the three and nine months ended September 27, 2013, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain) / loss also represents an (increase) / decrease in the future payout to employees and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation (benefit)/expense associated with our NQDC Plan obligations is offset by loss/(gains) from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 18 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other

Interest income and other, consisting mainly of interest income generated from money market funds and high quality fixed income securities, increased by $2.3 million and $11.7 million for the three and nine months ended September 26, 2014, respectively, when compared with the same periods in 2013, primarily due to the purchase of higher yielding securities to facilitate an economic hedge relative to our issuance of public debt.

Interest Expense

Interest expense increased by $8.3 million and $23.8 million for the three and nine months ended September 26, 2014, respectively, when compared with the same periods in the prior year, primarily due to the long-term debt issued in the fourth quarter of 2013.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 26, 2014 was 12.7% compared with 6.7% for the three months ended September 27, 2013. The increase in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. The U.S. federal research and development tax credit has not been extended beyond 2013. During the three months ended September 26, 2014, we reversed $2.9 million of liabilities and related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate. During the three months ended September 27, 2013, the U.S. federal research and development tax credit was reinstated, which had expired in 2011, and we reversed $30.3 million of liabilities and the related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, which was substantially offset by $27.7 million of tax accrued on foreign dividends.

Our effective tax rate for the nine months ended September 26, 2014 was 11.6%, compared with 4.4% for the nine months ended September 27, 2013. The net change in our effective tax rate was primarily due to lower one-time tax benefits in 2014 compared with the same period in 2013, and the expiration of the U.S. federal research and development tax credit for 2014. During the nine months ended September 26, 2014, we reversed $6.9 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic and foreign statute of limitations, which was substantially offset by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate. During the nine months ended September 27, 2013, we recognized a benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which extended the U.S. federal research and development tax credit through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities due to the IRS conceding an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years, and $2.3 million of liabilities for uncertain tax positions relating to changes in estimate for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation and the related interest, which was substantially offset by $27.7 million of tax accrued on foreign dividends.

As of September 26, 2014, we had total gross unrecognized tax benefits of $330.5 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2013, we had total gross unrecognized tax benefits of $301.3 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $51.7 million and $48.8 million for the payment of interest and penalties related to uncertain tax positions as of September 26, 2014 and December 31, 2013, respectively.

During the fourth quarter of fiscal 2013,we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from one of our U.S. subsidiaries to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of September 26, 2014, the deferred charge balance in Other current assets was $2.2 million, and $17.2 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018, and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of September 26, 2014, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

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

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends and share buy-backs. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of September 26, 2014, we had approximately $2.0 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Share Repurchases and Dividends

We repurchase shares under our stock repurchase program that was announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorizations, there is a total of 233.0 million shares authorized for repurchase with approximately 22.0 million shares remaining for further repurchases under our stock repurchase program as of September 26, 2014. Since the inception of the stock repurchase program through September 26, 2014, we have repurchased a total of 211.0 million shares of our common stock for an aggregate cost of $4.8 billion. Management believes that this authorization is sufficient to support our share repurchase objectives through mid-2015.

During the nine months ended September 26, 2014, we paid $149.8 million in cash dividends to stockholders, representing $0.48 per common share. On October 20, 2014, our board of directors declared a cash dividend of $0.18 per share for the third quarter of 2014.

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

Cash Flows

Our cash and cash equivalents balance during the nine months ended September 26, 2014 decreased by $189.1 million. The change in cash and cash equivalents was as follows:

	Nine Months Ended
(In thousands)	September 26, 2014	September 27, 2013

Net cash provided by operating activities	$515,437	$459,449
Net cash used in investing activities	(60,744)	(203,666)
Net cash used in financing activities	(643,766)	(176,325)
Net (decrease)/increase in cash and cash equivalents	$(189,073)	$79,458

Total cash and cash equivalents accounted for 46% and 48% of total assets at September 26, 2014 and December 31, 2013, respectively.

Operating Activities

For the nine months ended September 26, 2014, our operating activities provided $515.4 million in cash, primarily attributable to net income of $361.5 million, adjusted for non-cash stock-based compensation expense of $73.2 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $49.8 million, deferred income tax expense of $11.5 million, amortization of debt discount and debt issuance costs of $2.3 million, and net amortization of investment discount/premium of $1.9 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $76.3 million decrease in Accounts receivable, net, a $22.5 million increase in Inventories, a $3.9 million decrease in Other assets, a $90.7 million decrease in Deferred income and allowances on sales to distributors, a $32.6 million increase in Accounts payable and other liabilities, a $21.5 million increase in Income taxes payable, and a $5.9 million decrease in Deferred compensation plan obligations.

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

The $76.3 million decrease in Accounts receivable, net was primarily due to the timing of cash collection by and subsequent price concessions to certain distributors. The $90.7 million decrease in Deferred income and allowances on sales to distributors was due to net sales out-pacing gross billings to distributors near the end of the period.

The $22.5 million increase in Inventories was mainly due to timing of material receipts and shifts in customer demand and product mix.

The $3.9 million decrease in Other assets was primarily attributable to a net decrease in income tax receivable due to the receipt of a federal income tax refund in the second quarter of 2014, offset by an additional income tax receivable recorded in the third quarter of 2014 relating to our 2014 federal income tax return filing. This decrease was slightly offset by an increase in other prepaid items for business operations due to timing.

The $32.6 million increase in Accounts payable and other liabilities was primarily attributable to an increase in inventory purchases during the third quarter of 2014 compared with the same period in 2013 associated with an increase in demand for our products. The increase was also attributable to an increase in accrued variable compensation expense based upon higher operating results for the nine months ended September 26, 2014, an increase in accrued payroll due to the difference in timing between expense recognition and cash remittance, and an increase in accrued interest payable for our senior notes in the third quarter of 2014. The increase was partially offset by a decrease in other accrued liabilities due to a holdback payment for one of our 2013 acquisitions and various other accrued items as a result of timing.

The $21.5 million increase in Income taxes payable was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions for tax exposures related to cost sharing and transfer pricing. The increase was partially offset by a decrease in unrecognized tax benefits resulting from a new accounting pronouncement adopted in the first quarter of 2014 and the reversal of uncertain tax positions for the expiration of foreign and domestic statutes of limitations in the first and third quarters of 2014.

Investing Activities

Cash used in investing activities in the nine months ended September 26, 2014 primarily consisted of purchases of available for sale securities of $276.9 million, purchases of property and equipment of $34.9 million, purchases of other investments of $8.2 million, and purchases of intangible assets of $1.3 million. These items were partially offset by the proceeds from the maturity of available-for-sale securities of $175.3 million, proceeds from sales of available-for-sale securities of $79.4 million, and sales of deferred compensation plan securities, net of $5.9 million.

Financing Activities

Cash used in financing activities in the nine months ended September 26, 2014 primarily consisted of repurchases of common stock of $503.0 million, cash dividend payments of $149.8 million, minimum statutory withholding for vested restricted stock units of $20.9 million, a holdback payment for a 2013 acquisition of 3.4 million, and long-term debt and credit facility issuance costs of $1.3 million. These items were partially offset by proceeds of $29.9 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from stock-based compensation of $4.7 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 26, 2014, we had approximately $143.0 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next six months.

As of September 26, 2014, we had $0.6 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations expiring at various dates through December 2014.

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

As of September 26, 2014, we had total gross unrecognized tax benefits of $330.5 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of September 26, 2014, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 26, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On October 20, 2014, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on December 1, 2014 to stockholders of record on November 10, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Altera’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Form 10-K have not changed materially for the first nine months of 2014.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of September 26, 2014, we had repurchased 211.0 million shares for an aggregate cost of $4.8 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended September 26, 2014, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/26/2014-08/22/2014	1,577	$33.34	1,577	24,609
08/23/2014-09/26/2014	2,591	$35.33	2,591	22,018

	4,168		4,168
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

#10.9	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective August 28, 2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

#10.9	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective August 28, 2014

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith