Form 10-K
period 2014-12-31
ALTERA CORP
filed 2015-02-13
CIK 768251

-2--

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10,617,172,242 as of June 27, 2014, based upon the closing sale price on the NASDAQ Global Select Market for that date. For purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive. There were 300,893,001 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding as of February 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our goal is to be the leading supplier of programmable semiconductors and related products. We serve over 12,600 customers within the Telecom & Wireless, Industrial Automation, Military & Automotive, Networking, Computer & Storage, and Other vertical markets.

Altera was founded in 1983. Our headquarters is located at 101 Innovation Drive, San Jose, California 95134, and our website is www.altera.com. Our common stock trades on the NASDAQ Global Select Market under the symbol ALTR.

An overview of vertical market applications for our products is shown in the following table:

VERTICAL MARKET	SUB-VERTICAL MARKET	APPLICATION/PRODUCT
TELECOM & WIRELESS	TELECOM	• Transmission
• Access
	WIRELESS	• Mobile infrastructure
• Wireless local area networks ("LANs")
INDUSTRIAL AUTOMATION, MILITARY & AUTOMOTIVE	INDUSTRIAL AUTOMATION	• Process control
• Security/Safety
• Smart energy
	MILITARY	• Secure communications
• Radar
• Intelligence
	AUTOMOTIVE	• Advanced driver assistance
• Infotainment
NETWORKING, COMPUTER & STORAGE	NETWORKING	• Routers
• Switches
	COMPUTER & STORAGE	• Data centers/Servers
• Cloud computing
• High performance computing
• Solid state drive ("SSD") and redundant array of independent disks ("RAID") storage systems
• Storage area networks ("SANs")
• Copiers/ printers
OTHER	BROADCAST	• Studio
• Audio/video
	CONSUMER	• High definition displays and projectors
	MEDICAL	• Diagnostic imaging
	TEST	• Semiconductor
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

PLDs - Unlike ASICs and ASSPs, PLDs are standard products that can be customized for a wide range of applications. While originally developed for logic implementation, more recent PLD architectures have evolved to include various memory, digital signal processor ("DSP"), embedded microprocessor, and even analog functionality. PLDs are typically sold to hundreds or thousands of customers. PLD flexibility offers many advantages including simple design changes, shorter design cycles, and lower development costs.

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

These design flexibility advantages historically resulted in a relatively high unit cost for PLDs. Programmability required a larger die size, which typically translated into a higher per-unit cost compared with ASICs or ASSPs manufactured using the same process technology. As a result, unit volume for PLDs was typically lower than for ASICs or ASSPs. In addition to driving higher cost, the larger die area caused by programmable circuitry also had disadvantages in terms of performance and power consumption for PLDs when compared with ASICs or ASSPs manufactured using the same process technology. Over the past decade, however, certain trends have begun favoring PLDs over ASICs and ASSPs in an increasing number of applications.

Trends Favoring PLDs over ASICs and ASSPs: Semiconductor Economics and Silicon Convergence

As chip manufacturing becomes more advanced, the total cost of chip development increases, significantly increasing the revenue required to justify the development cost. Because an ASIC or ASSP revenue opportunity is limited to a single design or specific application, the revenue requirement to justify its increasingly high cost of development may not be achievable. As a means of reducing cost, some ASIC and ASSP suppliers choose to use non-leading-edge process technology for new designs. In contrast to ASIC and ASSP suppliers, PLD suppliers may aggregate revenue for a given PLD from a vast number of designs across market segments, thus allowing PLD suppliers to more readily absorb the increasing development cost associated with advanced process technology. As a result, leading PLD suppliers have continued to utilize the most advanced process technology. The figure below shows Altera's estimate of the growing "process technology gap" for new designs between PLDs and the ASIC alternative. (Note: the most common ASIC process node is based on research from Gartner, Inc.)

10nm*
14nm*
20nm
28nm
32nm
40nm
45nm
65nm
90nm
130nm
180nm
Latest PLD
process node for new design
* FinFET
Technology
WIDENING
TECHNOLOGY
GAP
Most common ASIC
process node for new design
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015 & beyond

For our most current designs, PLD process technology is typically three or more generations more advanced than the most common ASIC and ASSP process technology. Consequently, the die size difference between PLDs versus ASICs and ASSPs has decreased in recent years. In many cases, it is no longer technologically feasible for ASIC and ASSP suppliers to continue to use old process generations for technically advanced systems, and, at the same time, it is not economically feasible for them to use new generations of technology for low and mid-range volume applications. We believe this has increased our opportunity to displace ASICs and ASSPs.

In order to compete effectively in their end markets, developers of electronic systems continuously seek ways to improve system performance, lower power consumption and reduce system cost. In reaction to the needs of system developers, state-of-the-art semiconductor design has moved increasingly toward silicon convergence, or the combination of multiple semiconductor types, including processors, analog devices, and memories, into a single device. Silicon convergence reduces the number of devices in a single system, minimizes the delay caused by chip-to-chip connectivity, and lessens the amount of input/ output ("I/O") switching power consumed. Silicon convergence is facilitated through the licensing of standard architectures for microprocessors, as well as IP cores. Once licensed, the microprocessors and IP cores may be combined with additional circuitry, such as memory cores and custom logic, into a single integrated circuit.

We believe that innovations in PLD architecture and PLD development tools have also contributed to the increasing use of PLDs over ASICs and ASSPs. Newer PLD capabilities, such as high speed transceivers, embedded DSPs and embedded microprocessors are helping current PLD architectures become more "silicon convergence-friendly" when compared to previous PLD architectures, thereby allowing electronics engineers to increasingly use PLDs to meet complex system requirements for performance, power consumption and cost. Licensed cores for microprocessors as well as a variety of IP are commercially available but licensed cores for PLDs are not generally available. We believe that customers will increasingly turn to PLD suppliers for not only logic functionality, but also for system integration, in both prototyping and production quantities.

Emerging Opportunity: FPGAs as Efficient Coprocessors

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

The power consumption and speed of a developed software algorithm will differ depending on the processor architecture as well as the type of software algorithm. Recent FPGA architectures can provide a much greater level of parallel processing by offering over five million small but flexible cores in a single device. FPGAs can implement many algorithms at greater than an order of magnitude higher performance per watt than standard processor architectures. Recent advances in design software by FPGA suppliers have made the advantages of FPGAs more accessible to software developers familiar with C-code based development methodologies. A key factor aiding the adoption of FPGAs as efficient coprocessors is robust support for OpenCL, an industry standard software platform for parallel programming which allows the use of C-code methodology to achieve performance acceleration and power efficiency in FPGAs. Fundamental device architectural advantages and innovations in design software have led to the increasing use of FPGAs as efficient coprocessors, offloading the main processor and allowing FPGA suppliers to capture additional system content traditionally implemented in microprocessors (MPUs/ CPUs), graphics processors (GPUs), DSPs, and microcontrollers (MCUs). Furthermore, the use of FPGAs as efficient coprocessors, especially in data center-related applications within our Computer sub-vertical market, are providing PLD suppliers an additional growth opportunity beyond the traditional displacement of ASICs and ASSPs. These data-center-related application and algorithm areas include search, image scaling, high performance computing, cloud computing, Web 2.0, Software Defined Networking (SDN), and Network Function Virtualization (NFV). Beyond data-center-related applications, the performance and power benefits of FPGA-based acceleration are also being applied across a wide range of end markets including industrial automation, automotive, and military.

PLD Market Overview

Based on publicly available data and information derived from Gartner, Inc., an independent research firm, we estimate that the PLD market was approximately $4.9 billion in 2014. We also estimate that the combined portion of the ASIC and ASSP markets in 2014 that was accessible to PLDs was approximately $50.4 billion, which represents significant PLD growth potential.

In addition to the $50.4 billion accessible portion of the ASIC and ASSP market, we believe our recent and future embedded processor solutions, including SoC FPGAs, which integrate ARM®-based hard processor systems, offer an incremental accessible market of approximately $11.1 billion. This additional market opportunity offers significant overlap with the end equipment markets we currently serve.

Finally, we believe that the emerging use of FPGAs as efficient co-processors can create a new and significant complement to the traditional growth opportunity in the ASIC, ASSP and embedded markets.

The figure below shows the main types of semiconductors that PLDs may displace in future electronic systems, mapped against a pie chart of our 2014 revenue by vertical market.

Other
ASIC
MCU
Wireless - Baseband
ASIC
ASSP
Wireless - Radio
ASIC
MCU
Industrial,
Military &
Auto
MCU
DSP
Telecom
ASSP
CPU
ASSP
GPU
CPU
Networking
(service provider,
enterprise)
Computer
& Storage

Within the PLD market, there are two distinct sub-segments, CPLDs and FPGAs, which comprise the majority of revenues but, due to product differences, usually do not compete directly for the same customer designs. The FPGA market has outgrown the CPLD market over the last several years. FPGAs now account for approximately 86% of total PLD sales and are expected to continue to be the fastest growing segment of the PLD market.

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

Market Share	2014	2009

PLD(1)	38%	36%
FPGA	37%	34%
CPLD	35%	40%

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

Production
Peak
40nm FPGAs
65nm FPGAs
Past Peak
(Mainstream Products)
28nm FPGAs
Design Wins &
Production Ramp
(New Products)
90nm FPGAs & Earlier
Ongoing Decline
(Mature Products)
20nm FPGAs
More Prototypes
Initial Production
Prototypes
Year 1
2
3
4
5
6
7
8
9
10
11
12
13
14
15

Source: Altera; based on historical revenue ramps of products in the PLD industry

The principal competitive factors in the PLD market include:

•	Technical innovation

•	Device performance, power consumption, and features

•	Capability and productivity of software development tools

•	Availability, quality, and capability of IP cores

•	Pricing and availability

•	Quality and reliability

•	Technical service and customer support

•	Manufacturing and operational competence

•	Customer familiarity with existing vendors and entrenched products

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

Not only do we compete with other PLD vendors such as Lattice Semiconductor Corporation, Microsemi Corporation, and Xilinx Inc., but we may also encounter a variety of other semiconductor vendors during a given customer engagement. Other semiconductor companies with whom we may compete include Analog Devices Inc., Atmel Corporation, Avago Technologies, Broadcom Corporation, Cavium, Inc., Freescale Semiconductor Inc., GlobalFoundries Inc., HiSilicon Technologies Company, Intel Corporation ("Intel"), Linear Technology Corporation, Marvell Technology Group, Ltd., Maxim Integrated Products Inc., Microchip Technology Inc., Nvidia Corporation, PMC-Sierra Inc., Renesas Electronics Corporation, ST Microelectronics, Taiwan Semiconductor Manufacturing Company (“TSMC”), Texas Instruments Inc., Toshiba Semiconductor & Storage Products Company, and Vitesse Semiconductor Corporation.

Products

Our products consist primarily of devices, IP cores and proprietary development tools. A brief overview of these products follows.

Devices

Our devices fall into the following four categories, spanning multiple architectures and families with numerous product options:

•	FPGAs, including SoC FPGAs that incorporate hard embedded processors

•	CPLDs

•	PowerSoCs

•	HardCopy ASICs

•	Configuration devices that store the programming code for our FPGAs

Our percentage of net sales by product category is as follows:

Product	2014	2013	2012

FPGAs	84%	83%	84%
CPLDs	8%	9%	9%
Other products (1)	8%	8%	7%
(1) Including PowerSoCs, HardCopy ASICs, configuration devices, IP cores, and development tools

Each device family has unique functional benefits and different density and performance specifications. Some of our latest device families, typically designed into new equipment, are summarized and described below.

Stratix Series High-End, System-Level FPGAs and SoC FPGAs

Our Stratix® product families are built using advanced CMOS process technology and address a broad range of applications requiring system integration across all our markets. Stratix FPGAs provide high performance and low total power consumption for the high-end FPGA segment. Our Stratix V GX and Stratix V GT FPGAs offer advanced transceiver capabilities for applications that require reliable, multi-gigabit serial data transfer rates of up to 28 Gbps. Our Stratix V GS FPGAs are optimized for applications requiring high performance, variable precision DSP. Our Stratix 10 FPGAs and SoC FPGAs, announced in 2013 with introduction planned in 2015, will be our first FPGAs built on Intel’s 14 nm 3D Tri-Gate transistor technology, providing breakthroughs in density, performance and power efficiency as well as the integration of 64 bit quad-core ARM CortexTM-A53 processors.

Arria Series Mid-Range FPGAs and SoC FPGAs

Our Arria® product families are built using advanced CMOS process technology and enable a simplified transceiver-based design for applications requiring high-performance data transfer protocols. Our Arria 10 FPGAs and SoC FPGAs are built using advanced 20nm process technology and provide 28 Gbps transceiver capability, 1.5 GHz ARM hard processor system performance, while reducing power consumption by 40% compared to prior generation mid-range FPGAs. Our 28nm-based Arria V GX FPGAs can be used for next-generation high-bandwidth systems across all of our markets, while our Arria V SoC FPGAs integrate a 32 bit dual-core ARM Cortex-A9 MPCore and an ARM-based hard processor system consisting of processor, peripherals, and memory interfaces with the FPGA fabric using a high-bandwidth interconnect backbone.

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

MAX Series Devices

Our MAX® families are instant-on, non-volatile devices that are used in general purpose and portable designs for a broad range of electronics equipment. Our FLASH technology-based MAX 10 FPGAs revolutionize non-volatile integration by delivering advance processing capabilities in a low-cost, single chip small form factor device. MAX 10 FPGAs also feature capabilities such as Nios® II soft core embedded processor support, DSP blocks, and soft DDR3 memory controllers. Our MAX V devices have a low power architecture that significantly reduces total power consumption when compared with competing PLDs.

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

Research and Development

Our research and development activities focus primarily on PLDs, PowerSoCs, IP cores, and development software. We develop these related products in parallel to provide comprehensive design support to customers. As a result of our research and development efforts, we introduced a number of product families in recent years, including the Arria 10, Max 10, Stratix V, Cyclone V, Arria V, and MAX V device families, as well as major enhancements to our IP core offerings and the Quartus II development platform. Our Stratix 10 Series products are planned for initial shipment in 2015.

Our research and development costs, which are charged to expense as incurred, were $418.2 million in 2014, $385.2 million in 2013 and $359.6 million in 2012.

Patents, Trademarks, and Licenses

We rely on intellectual property laws, including patent, copyright, trademark, and trade secret laws, to establish and maintain our proprietary rights in products and technology. Activities include:

•	Patents - As of December 31, 2014, we owned more than 3,300 United States patents and 550 foreign patents. We also had more than 1,200 patent applications pending worldwide.

•	Trademarks - We use, register and apply to register certain trademarks and service marks in the United States and foreign countries.

•	Product registrations - We file registrations in the United States under the Semiconductor Chip Protection Act to protect our chip designs.

•	When appropriate, we file lawsuits to protect our intellectual property rights.

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

Our net sales are the sum of our own direct sales to original equipment manufacturers, or OEMs, plus our distributors' resale of Altera products. For 2014, 2013 and 2012, worldwide sales through distributors for subsequent resale to OEMs or their subcontract manufacturers accounted for 73%, 77% and 71%, respectively, of our net sales. Arrow Electronics, Inc. including its affiliates (“Arrow”), our largest distributor, accounted for 39% of our net sales in 2014, 41% in 2013 and 40% in 2012. Our second largest distributor, Macnica, Inc. including its affiliates (“Macnica”), accounted for 22% of our net sales in 2014, 23% in 2013 and 21% in 2012. No other distributor accounted for more than 10% of our net sales in 2014, 2013 or 2012.

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

We have domestic sales offices in numerous major metropolitan areas throughout the United States, and we maintain international sales support offices in major metropolitan areas throughout Canada, Europe, and Asia.

Huawei Technologies Co., Ltd. (“Huawei”), an OEM, individually accounted for 10% of our net sales in 2014, 11% of our net sales in 2013 and 16% of net sales in 2012. LM Ericsson Telephone Company ("Ericsson"), another OEM, individually accounted for 10% of net sales in 2014. No other individual OEM accounted for more than 10% of net sales in 2014, 2013 or 2012.

International Sales

Sales outside of the U.S. and Canada constituted 84% of net sales in 2014, and 82% of net sales in each of 2013 and 2012. Sales to Japan accounted for 14% of net sales in 2014, 16% of net sales in 2013 and 14% of net sales in 2012. Sales to China accounted for 31% of net sales in 2014, 29% of net sales in 2013, and 33% of net sales in 2012. Sales to Europe accounted for 22% of net sales in 2014, 19% of net sales in 2013, and 20% of net sales in 2012. Except for the United States, Japan, China, and Europe, no other foreign location accounted for sales in excess of 10% of net sales during 2014, 2013 or 2012. For a detailed description of our sales by geographic region, see Item 7: Results of Operations - Sales by Geography, and Note 17: Segment and Geographic Information to our consolidated financial statements.

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

Manufacturing

Wafer Supply

Die, cut from silicon wafers, are the essential components of all our devices and comprise a significant portion of the total device cost. Our manufacturing strategy is known as a “fabless” business model since we purchase our silicon wafers from independent semiconductor foundries instead of manufacturing them ourselves. This strategy allows us to take advantage of these suppliers' economies of scale and gives us direct and timely access to advanced process technology. Currently, we purchase the majority of our silicon wafers from TSMC, an independent semiconductor foundry. We have no formalized long-term supply or allocation commitments from TSMC. In 2013 we announced a new foundry relationship with Intel, which gives us access to Intel's 14 nm FinFET technology for our Stratix 10 FPGAs, and we may establish additional foundry relationships as they become economically beneficial or technically necessary.

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

Executive Officers

Our executive officers and their ages as of February 13, 2015 are as follows:

Name	Age	Position
John P. Daane	51	Chairman, President, and Chief Executive Officer
Danny K. Biran	58	Senior Vice President, Corporate Strategy and Marketing
William Y. Hata	55	Senior Vice President, Worldwide Operations and Engineering
Bradley S. Howe	53	Senior Vice President, Research and Development
Kevin H. Lyman	60	Senior Vice President, Human Resources
Mark J. Nelson	49	Senior Vice President, Worldwide Sales
Ronald J. Pasek	54	Senior Vice President, Finance and Chief Financial Officer
Katherine E. Schuelke	52	Senior Vice President, General Counsel, and Corporate Secretary
Jeffrey W. Waters	50	Senior Vice President and General Manager, Business Units

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

Jeffrey W. Waters joined us in January 2012 as senior vice president and general manager of the Military, Industrial and Computing Division. In August 2014, Mr. Waters was promoted to senior vice president and general manager, business units. Prior to joining us, Mr. Waters was most recently with Texas Instruments / National Semiconductor as product line vice president, precision signal path division. He was with National Semiconductor for 18 years in positions including vice president of sales and marketing for Japan, vice president of worldwide marketing, as well as a variety of marketing and engineering management roles in analog and microprocessors. Prior to his time at National Semiconductor, Mr. Waters held positions in management consulting as well as in research and development.
Employees

As of December 31, 2014, we had 3,091 employees, of which 1,414 were located in the United States. We have not had any work stoppages, and we believe that our employee relations are good.

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

Our ability to predict the quantity and type of products our customers will need in the future is limited because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. These factors could affect the timing of customer orders and the overall level of demand for our products. Because it is extremely difficult to forecast the success or timing of a customer's product, and because our end markets are highly fragmented (we have over 12,600 PLD customers), our ability to forecast end customer demand is limited. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell as quickly as estimated, if at all. As a result we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results.

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

The semiconductor industry, including the PLD market, is intensely competitive. Our ability to compete successfully in the semiconductor industry depends on our ability to provide our customers with solutions providing greater value than those offered by competing programmable logic vendors, such as Xilinx and Lattice, and other semiconductor companies that indirectly compete with us. Because we develop PLDs for applications that are presently served by ASIC, ASSP, FPGA, CPLD, DSP, and microprocessor/microcontroller vendors, we compete against these vendors. From time to time, we have had customers convert high-volume designs to ASICs. To the extent that our efforts to compete are not successful, our financial condition and results of operations could be materially adversely affected. Other competitors include manufacturers of:

•	High-density programmable logic products characterized by FPGA-type architectures

•	High-volume and low-cost FPGAs as programmable replacements for ASICs and ASSPs

•	ASICs and ASSPs

•	High-speed, low-density CPLDs

•	Microprocessors and microcontrollers

•	PowerSoCs

•	Many-core processors and network processors

•	High-performance DSP devices

•	Products with embedded multi-gigabit transceivers

•	Other new or emerging programmable logic products

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

We have made and will continue to consider making strategic business investments, alliances and acquisitions that we consider necessary or desirable to gain access to key technologies that we believe will complement our existing technical capabilities and support our business model objectives. Acquisitions, alliances and investments involve risks and uncertainties that may negatively impact our future financial performance. These risks include difficulty in combining the technology, products, operations or workforce of the acquired business with our business and failure to successfully further develop the acquired technology. If integration of our acquired businesses is not successful, we may not realize the anticipated financial or strategic benefits of an acquisition or suffer other adverse effects on our business, results of operations, financial condition or cash flows that we currently do not foresee.

A downturn in the communications equipment end market could cause a reduction in demand for our products and limit our ability to maintain revenue levels and operating results.

Approximately 44% of our net sales for 2014 was derived from customers participating in the Telecom and Wireless vertical market. In the past, a general weakening in demand for programmable logic products from customers in the communications end market has adversely affected our revenue. Any deterioration in the communications end market or reduction in capital spending to support this end market could lead to a reduction in demand for our products and could adversely affect our revenue and results of operations.

The length of our design-in and sales cycles could affect our ability to forecast future sales.

Our sales depend on our products being designed into end customers' products, and on those products being produced in volume. Our products are very complex, and the time from design-in to volume production ranges from six months to three years or more. From initial product design-in to volume production, many factors can affect the timing and/or volume of our sales. These factors include changes in the competitive position of our technology, the competitiveness of our end customers' products in the markets they serve, our customers' financial stability, end customer program delays and cancellations, and our ability to ship products according to customer schedules.

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

Our operations outside of the United States are subject to risks that are inherent in conducting business under non-U.S. laws, regulations and customs. During 2014, sales outside of the U.S. and Canada constituted approximately 84% of our net sales, and we expect that international sales will continue to account for a significant portion of our net sales. Risks related to our foreign operations include:

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

Worldwide sales through distributors accounted for 73% of our net sales during 2014. During 2014, Arrow Electronics, Inc. and its affiliates ("Arrow") accounted for approximately 39% of net sales on a worldwide basis, while our next-largest distributor, Macnica, Inc. and its affiliates (“Macnica”), accounted for approximately 22% of net sales. As of December 31, 2014, accounts receivable from Arrow and Macnica individually accounted for 34% and 47%, respectively, of our total accounts receivable. We rely on many distributors to help us create end customer demand, provide technical support and other value-added services to end customers, fill customer orders and stock our products. Our contracts with our distributors may be terminated by either party upon notice. A significant reduction of effort by a distributor to sell our products or a material change in our relationship with one or more distributors may reduce our access to certain end customers and adversely affect our ability to sell our products.

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

The majority of our silicon wafers are currently produced by TSMC in its manufacturing facilities located primarily in Taiwan and the U.S. Intel will manufacture the silicon wafers for our Stratix 10 FPGAs and SoC FPGAs in the future. Silicon wafer production facilities have a fixed capacity that is allocated solely by our vendors and beyond our direct control. We have no formalized long-term supply or allocation commitments from TSMC or Intel. Our operations would be disrupted if either foundry ended its relationship with us and we were unable to arrange a satisfactory and cost-effective alternative to quickly fulfill customer orders.

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

On October 29, 2013, we issued $600 million aggregate principal amount of 2.50% senior notes (the "2.50% Notes") due in 2018 and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") due in 2023. In 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") due in 2017. All three of our senior notes (the "Notes") pay a fixed rate of interest semiannually and we may redeem the Notes, in whole or in part, at any time for cash at the redemption prices described in the indentures. Our debt obligations may make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Notes, and may limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. We cannot ensure that we will be able to refinance our debt or obtain additional financing on terms acceptable to us. Overall, our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We are exposed to credit risk and fluctuations in the market value of our investment portfolio, which could have an adverse impact on our financial condition and results of operations.

Our cash equivalent and marketable securities portfolio consists of investment grade securities, and our investment policy is designed to minimize risk and preserve principal. Our policy also limits the amount of credit exposure to any one issuer, as well as our maximum exposure to certain asset classes and financial instruments. However, our cash equivalent and marketable securities portfolio represents significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit rating, and financial market conditions. Thus, even though we have not realized any significant losses on our cash equivalent and marketable securities portfolio, we may suffer losses in principal in the future if we sell securities that decline in market value.

There can be no assurance that we will continue to declare cash dividends or repurchase shares under our stock repurchase program at all or in any particular amount.

In recent years, we have made quarterly dividend payments. We intend to continue to pay such dividends subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our shareholders. Our dividend may change from time to time, and we cannot provide assurance that we will continue to increase our dividend or declare dividends in any particular amounts or at all. Furthermore, in 2013, our board of directors increased the share repurchase program authorization, which has no specified expiration. We believe that this authorization is sufficient to support our share repurchase objectives in the near-term. We cannot provide assurance that we will continue to increase our share repurchase authorization in any particular amounts or at all in the future. Future dividends and increases to our stock repurchase program may be affected by, among other factors, changes to our business model and the funding of research and development. A reduction in our dividend or in our share repurchase activity could have a negative effect on our stock price.

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

We produce highly complex hardware and software products that incorporate leading-edge technology. Our pre-shipment testing programs may not detect all defects. Because our product warranties against materials and workmanship defects and non-conformance to our specifications are for varying lengths of time, we have occasionally been required to replace components or refund the purchase price paid due to product defects. If the costs for customer or warranty claims increase significantly compared with our historical experience, our revenue, gross margins and net income may be adversely affected. For example, if we cannot fix a product defect in a timely manner, we may incur product re-engineering expenses, increased inventory costs or damage to our reputation, any of which could materially affect our revenue, gross margins and net income.

We may be subject to product liability claims.

Our devices are used in automotive, communication, military, aerospace, avionics, medical equipment and other systems where system failure could cause damage to property or people. We may receive product liability claims if our devices cause system failures. Based on our historical experience, we believe that the risk of exposure to product liability claims is currently low, but could be higher if either the sales volume in these applications or the frequency of system failures caused by our devices increases.

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

We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A change in our effective tax rate could have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by transfer pricing adjustments, by expiration of or lapses in the U.S. Research and Development (“R&D”) tax credit and other various foreign credits and incentives, by changes in foreign currency exchange rates, by entry into new businesses and geographies and changes to our existing businesses, by acquisitions (including integrations) and investments, by changes in the valuation of our deferred tax assets and liabilities, and by any potential decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.  We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

In light of ongoing fiscal challenges in the U.S. and many countries in Europe, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue, including corporate income taxes. These potential changes in the relevant tax laws applicable to corporate multinationals along with potential changes in accounting and other laws, regulations, administrative practices, principles, and interpretations could impact our effective tax rate. The Organisation for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, is contemplating changes to numerous long-standing tax principles. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S. federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes.

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Recently there has been increased focus on environmental protection and social responsibility initiatives. Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. The new disclosure rules were effective in 2013 and required us to file a form SD with the Securities and Exchange Commission by May 31, 2014. The ongoing compliance with these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to consistently verify that the metals used in our products are free of conflict minerals.

Our failure to protect and defend our intellectual property could impair our ability to compete effectively.

We rely on patent, trademark, trade secret, copyright and mask work laws to protect our intellectual property, proprietary information and technology rights. As of December 31, 2014, we owned more than 3,300 U.S. patents and 550 foreign patents, and had more than 1,200 patents applications pending worldwide. Our patents and patent applications may not protect us from our competition, which may be able to circumvent our patents or develop new patentable technologies that displace our products. In addition, other parties, including our former employees or consultants, may try to disclose, obtain or use our proprietary information or technologies without our authorization despite our best efforts at prevention. If other companies obtain this information or develop similar information or technologies, they may develop products that compete against ours.

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

We rely on third-party vendors in the development of our new products. The inability of these third-party vendors to provide technologies that satisfy our customers' demands could have an adverse impact on our financial condition and results of operations.

We rely on third-party software development tools to assist us in the design, simulation and verification of new products and product enhancements. Furthermore, certain product features in our new or existing products may rely on third-party intellectual property embedded in our products. Unavailability or inadequacy of third-party software development tools and other intellectual property necessary to meet our customers' demands may result in our missing design cycles or losing design wins, either of which could result in a loss of market share or negatively impact our operating results.

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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million during the three months ended March 29, 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014, and are awaiting a ruling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol ALTR. As of February 4, 2015, there were approximately 285 stockholders of record. The majority of our shares are held by brokers and other institutions on behalf of approximately 58,376 stockholders as of February 4, 2015.

The closing price of our common stock on February 4, 2015 was $33.82 per share as reported by NASDAQ. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported by NASDAQ:

	2014		2013
	High	Low	High	Low
First Quarter	$37.04	$31.38	$36.25	$33.27
Second Quarter	$36.43	$32.08	$34.75	$31.07
Third Quarter	$37.07	$32.67	$38.80	$32.96
Fourth Quarter	$38.27	$30.83	$37.83	$30.83

Dividends Per Common Share

The following table presents the quarterly dividends on our common stock for the periods indicated:

	2014	2013
First Quarter	$0.15	$0.10
Second Quarter	$0.15	$0.10
Third Quarter	$0.18	$0.15
Fourth Quarter	$0.18	$0.15

On January 19, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on March 2, 2015 to stockholders of record on February 10, 2015. We periodically review our policy regarding cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated by reference into this report.

Issuer Purchases of Equity Securities

We repurchased 4.3 million shares of our common stock during the fourth quarter of 2014. We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there is a total of 233.0 million shares authorized for repurchase with approximately 17.7 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2014. See Note 14: Stockholders' Equity to our consolidated financial statements for additional information.

We may have agreements in place pursuant to SEC Rule 10b5-1 under which we authorize third-party brokers to purchase shares on our behalf during our normal blackout periods according to predetermined trading instructions. In addition, we repurchase shares of our common stock under the guidelines of SEC Rule 10b-18.

Company Performance

The following graph shows a comparison, since December 31, 2009 of cumulative total return for Altera, the Standard & Poor's 500 Index, and the Standard & Poor's 500 Semiconductor Sub-Industry Index.

COMPARISON OF CUMULATIVE TOTAL RETURN*

250
200
150
100
50
0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Altera
S&P 500
S&P 500 Semiconductor Subindex

The graph assumes that $100 was invested in each of our common stock, Standard & Poor's 500 Index and Standard & Poor's 500 Semiconductor Sub-Industry Index on December 31, 2009, the last day of trading of 2009, and that all dividends were reinvested.

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

	YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)	2014		2013		2012		2011		2010
Statements of Comprehensive Income Data
Net sales	$1,932,089		$1,732,572		$1,783,035		$2,064,475		$1,954,426
Cost of sales	648,451		546,736		541,523		610,329		566,942
Gross margin	1,283,638		1,185,836		1,241,512		1,454,146		1,387,484
Research and development expense	418,170		385,185		359,568		324,150		264,649
Selling, general, and administrative expense	312,249		320,068		289,854		279,217		254,495
Amortization of acquisition-related intangible assets	9,859		4,824		853		1,583		—
Compensation expense (benefit) - deferred compensation plan	6,027		10,605		7,055		(1,964)		6,839
(Gain) loss on deferred compensation plan securities	(6,027)		(10,605)		(7,055)		1,964		(6,839)
Interest income and other	(24,076)		(11,553)		(8,388)		(3,544)		(3,330)
(Gain) loss reclassified from other comprehensive income	(140)		(153)		(268)		18		—
Interest expense	43,549		16,637		7,976		3,730		3,843
Income before income taxes	524,027		470,828		591,917		848,992		867,827
Income tax expense	51,369		30,763		35,110		78,281		84,943
Net income	$472,658		$440,065		$556,807		$770,711		$782,884

Net income per share:
Basic	$1.53		$1.37		$1.74		$2.39		$2.55
Diluted	$1.52		$1.36		$1.72		$2.35		$2.49

Shares used in computing per share amounts:
Basic	309,748		320,195		320,830		321,892		307,302
Diluted	311,897		323,018		324,497		327,606		313,912

Dividends per common share	$0.66		$0.50		$0.36		$0.28		$0.22

Balance Sheet Data
Working capital	$2,713,235		$3,145,454		$3,137,275		$2,958,592		$2,834,523
Total assets	$5,674,226	(3)	$5,995,648	(3)	$4,657,828	(3)	$4,282,268	(3)	$3,757,504	(3)
Credit facility	—		—		—		$500,000	(1)	$500,000
Long-term debt	$1,492,759	(2)	$1,491,466	(2)	$500,000	(2)	—		—
Other non-current liabilities	$320,333	(3)	$284,729	(3)	$281,304	(3)	$272,153	(3)	$237,365	(3)
Stockholders' equity	$3,285,826		$3,512,067		$3,333,447		$2,993,896		$2,323,652
Book value per share	$10.86		$11.05		$10.43		$9.30		$7.27

(1)	The credit facility remained outstanding at December 31, 2011, and was presented in current liabilities in our consolidated balance sheets.

(2)	We issued the 2.50% Notes and 4.10% Notes in 2013 and the 1.75% Notes in 2012. See Note 19: Credit Facility and Long-Term Debt to our consolidated financial statements for additional information.

(3)
We adopted a new accounting standard update in 2014 which requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. We adopted this requirement in the first quarter of 2014 with retrospective application as permitted by the standard on our consolidated balance sheets. This resulted in both total assets and other non-current liabilities declining by approximately $15.1 million, $14.2 million, and $2.3 million on our consolidated balance sheets as of December 31, 2014, 2013, and 2010, respectively. There was no change to total assets and other non-current liabilities as of December 31, 2012 or 2011.

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

Overview

	Three Months Ended			Years Ended
(In thousands, except share and per share data)	December 31, 2014	September 26, 2014	Change	December 31, 2014	December 31, 2013	Change
Net sales	$479,873	$499,606	$(19,733)	$1,932,089	$1,732,572	$199,517
Gross margin	$311,701	$333,587	$(21,886)	$1,283,638	$1,185,836	$97,802
Operating margin (1)	$120,878	$141,320	$(20,442)	$543,360	$475,759	$67,601

Operating cash flows	$150,778	$214,049	$(63,271)	$666,215	$590,208	$76,007
Total cash, cash equivalents and investments	$4,520,229	4,558,974	$(38,745)	$4,520,229	$4,705,711	$(185,482)

Diluted shares	305,614	310,184	(4,570)	311,897	323,018	(11,121)
Diluted net income per share	$0.36	$0.38	$(0.02)	$1.52	$1.36	$0.16

Dividends per common share	$0.18	$0.18	$—	$0.66	$0.50	$0.16

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

Our net sales for 2014 were up 12% from 2013. Net sales increased in most of our vertical markets with our Telecom & Wireless and Other vertical markets both exhibiting double-digit growth in 2014 compared with 2013. Of our eleven sub-vertical markets, eight grew in 2014 and seven exhibited double-digit growth. Net sales of our New Products grew 42% in 2014 compared to 2013, which was largely attributable to the significant growth in our 28 nm product family. Our 28 nm and 40 nm product families continue to be the most significant contributors to our net sales growth, exhibiting a 154% and a 6% increase in net sales in 2014 compared to 2013, respectively. Overall, we grew faster than the semiconductor market and increased our PLD market share. Our gross margin percentage for 2014 decreased from 68.4% to 66.4%, due to an unfavorable mix across vertical markets along with an unfavorable customer mix within certain vertical markets.

Our fourth quarter net sales of $479.9 million decreased 4% sequentially from the third quarter of 2014, as we were impacted by reduced demand in certain vertical markets. Net sales declined in our Telecom & Wireless and Networking, Computer & Storage vertical markets, which was partially offset by the net sales increase in our Industrial Automation, Military and Automotive and Other vertical markets. Net sales in our Wireless sub-vertical market decreased slightly in the fourth quarter, due to lower TD-

LTE shipments in China, which was partially offset by FTD-LTE shipments in China and 3G and 4G shipments in other geographies. Our gross margin percentage decreased to 65.0% compared to the third quarter gross margin percentage of 66.8%, due to an unfavorable customer mix within certain vertical markets.

During 2014, we made significant strategy and product announcements. In the first quarter, Altera and Intel extended our manufacturing partnership to include development of multi-die devices. This collaboration is an extension of the foundry relationship between Altera and Intel, in which Intel is manufacturing Altera’s Stratix 10 FPGAs and SoCs using Intel's 14 nm Tri-Gate process. We are currently entering the advanced stages of design for our high-end Stratix 10 FPGAs and SoCs, the industry’s only 14 nm FinFET-based FPGA, with planned introduction in 2015. Furthermore, we announced the availability of Arria 10 and MAX 10 FPGAs during 2014 as part of our Generation 10 portfolio, which are showing good design-win momentum and opportunities to pursue.

We continue to generate strong operating cash flows, with $666.2 million in cash flows from operations for 2014. We returned $859.1 million, or 129.0%, of the cash flow from operations to our stockholders during the year in the form of dividends and repurchases of common stock. On July 21, 2014, we announced an increase in our quarterly dividend by $0.03, or 17%, to $0.18 per common share. We ended the year with $4.5 billion in cash, cash equivalents and investments. On January 19, 2015, our board of directors declared a cash dividend of $0.18 per common share for the first quarter of 2015.

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

Results of Operations

Results of operations expressed as a percentage of net sales were as follows:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.6%	31.6%	30.4%
Gross margin	66.4%	68.4%	69.6%
Research and development expense	21.6%	22.2%	20.2%
Selling, general, and administrative expense	16.2%	18.5%	16.3%
Amortization of acquisition-related intangible assets	0.5%	0.3%	—%
Compensation expense - deferred compensation plan	0.3%	0.6%	0.4%
Gain on deferred compensation plan securities	(0.3)%	(0.6)%	(0.4)%
Interest income and other	(1.2)%	(0.7)%	(0.5)%
Interest expense	2.3%	1.0%	0.4%
Income tax expense	2.7%	1.8%	2.0%
Net income	24.5%	25.4%	31.2%

Net sales were $1.93 billion in 2014, $1.73 billion in 2013 and $1.78 billion in 2012. Net sales increased by 12% in 2014 from 2013. The increase was mainly due to significant growth in demand for our New Products, especially in our 28 nm and 40 nm products. The net sales increase was primarily attributable to improved demand in the Telecom & Wireless, Other, and Industrial Automation, Military & Automotive vertical markets, partially offset by a decrease in Networking, Computer & Storage. We experienced a net sales increase in all geographies in 2014 compared with 2013, except the Americas.

Net sales decreased by 3% in 2013 from 2012. The decrease in Net sales in 2013 was mainly due to a decline in Mature and Other Products coupled with a moderate decline in Mainstream Products. This decrease was partially offset by sales of New Products, which had strong growth in 2013 as we continued to experience growth in our 28 nm and 40 nm products. Net sales declined in the Telecom & Wireless vertical market, partially offset by slight increases in the Industrial, Automation, Military & Automotive and Networking, Computer & Storage vertical markets. We experienced a decrease in net sales in 2013 in Asia Pacific, offset by modest growth in Japan and EMEA.

Huawei Technologies Co., Ltd. (“Huawei”), an original equipment manufacturer ("OEM"), individually accounted for 10% of net sales in 2014, 11% in 2013 and 16% in 2012. LM Ericsson Telephone Company ("Ericsson"), an OEM, individually accounted for 10% of net sales in 2014. No other individual OEM accounted for more than 10% of net sales in 2014, 2013 or 2012. See Note 7: Accounts Receivable, Net and Significant Customers to our consolidated financial statements.

Product Categories

We classify our products into three categories: New, Mainstream, and Mature and Other Products. The composition of each product category is as follows:

•	New Products include the Stratix® V, Stratix IV, Arria® 10, Arria V, Arria II, Cyclone® V, Cyclone IV, MAX® 10 FPGAs, MAX V CPLDs, HardCopy® IV devices and Enpirion PowerSoCs.

•	Mainstream Products include the Stratix III, Cyclone III, MAX II and HardCopy III devices.

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

Net Sales by product category were as follows:

				Annual Growth Rate
	2014	2013	2012	2014	2013

New	54%	43%	32%	42%	31%
Mainstream	21%	27%	30%	(14)%	(14)%
Mature and Other	25%	30%	38%	(9)%	(22)%
Net Sales	100%	100%	100%	12%	(3)%

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

Net Sales by vertical market were as follows:

				Annual Growth Rate
	2014	2013	2012	2014	2013

Telecom & Wireless	44%	41%	44%	21%	(9)%
Industrial Automation, Military & Automotive	22%	22%	21%	9%	4%
Networking, Computer & Storage	16%	19%	17%	(8)%	6%
Other	18%	18%	18%	14%	(3)%
Net Sales	100%	100%	100%	12%	(3)%

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

Net sales of FPGAs, CPLDs and Other Products were as follows:

				Annual Growth Rate
	2014	2013	2012	2014	2013

FPGA	84%	83%	84%	13%	(4)%
CPLD	8%	9%	9%	2%	(4)%
Other Products	8%	8%	7%	8%	9%
Net Sales	100%	100%	100%	12%	(3)%

Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net Sales by geography were as follows:

				Annual Growth Rate
	2014	2013	2012	2014	2013

Americas	16%	18%	18%	(5)%	(1)%
Asia Pacific	42%	40%	43%	19%	(10)%
EMEA	28%	26%	25%	17%	4%
Japan	14%	16%	14%	1%	5%
Net Sales	100%	100%	100%	12%	(3)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. Our distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Total price concessions earned by distributors were $4.9 billion and $4.6 billion for 2014 and 2013, respectively. See Note 10: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of price concessions.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete and discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $59.5 million and $88.1 million for 2014 and 2013, respectively. See Note 10: Deferred Income and Allowances on Sales to Distributors to our consolidated financial statements.

Gross Margin

	2014	2013	2012

Gross Margin Percentage	66.4%	68.4%	69.6%

Our gross margin rates are heavily influenced by both vertical market mix, customer pricing, and material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target range will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage decreased in 2014 by 2.0 points compared with 2013. The decrease was primarily attributable to an unfavorable mix across vertical markets along with an unfavorable customer mix within certain vertical markets compared with 2013.

Our gross margin percentage decreased in 2013 by 1.2 points compared with 2012. The decrease was primarily attributable to an unfavorable mix across vertical markets along with an unfavorable customer mix within certain of the vertical markets compared with 2012.

Research and Development Expense

Research and development expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. These expenditures are for the design of new products, the development of process technologies, new package technology, software to support new products and design environments, and IP cores.

We will continue to make investments in the development of new products and focus our efforts on the development of new programmable logic devices that use advanced semiconductor wafer fabrication processes, as well as related development software. We are currently investing in the development of future silicon products, as well as our Quartus II software, PowerSoCs, library of IP cores and other future products.

($ in millions)	2014	2013	2012	2014 vs. 2013 Change	2013 vs. 2012 Change

Research and Development Expense	$418.2	$385.2	$359.6	9%	7%

Percentage of Net Sales	21.6%	22.2%	20.2%

Research and development expense for 2014 increased by $33.0 million, or 9%, compared with 2013. The increase was primarily attributable to a $13.0 million increase in variable compensation expense based upon improved operating results for 2014, an $8.7 million increase in depreciation and amortization expense, an $8.6 million increase related to timing of external costs for product development activities, a $3.0 million increase in personnel-related costs due to higher employee fringe benefits, a $1.6 million increase in computer equipment expenses, and a $1.5 million increase in license costs in connection with our product development activities. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense and a $1.0 million decrease in professional services in connection with our product development activities.

Research and development expense for 2013 increased by $25.6 million, or 7%, compared with 2012. The increase was primarily attributable to a $24.4 million increase in personnel-related costs due to an increase in the number of employees to support product development and from acquisition-related headcount additions, a $6.9 million increase in depreciation expense, a $6.2 million increase in variable compensation expense, a $2.7 million increase in rental and license costs in connection with our product development activities, a $2.6 million increase in professional services, and a $0.9 million increase in stock-based compensation expense due to an increase in the number of employees. These increases were partially offset by an $18.8 million decrease related to timing of external costs for product development activities.

Selling, General, and Administrative Expense

Selling, general, and administrative expense primarily includes compensation and benefits related to sales, marketing and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

($ in millions)	2014	2013	2012	2014 vs. 2013 Change	2013 vs. 2012 Change

Selling, General and Administrative Expense	$312.2	$320.1	$289.9	(2)%	10%

Percentage of Net Sales	16.2%	18.5%	16.3%

Selling, general, and administrative expense for 2014 decreased by $7.9 million, or 2%, compared with 2013. The decrease was primarily attributable to a $6.3 million decrease in external professional services and consulting fees, a non-recurring $3.0 million 2013 expense for local non-income taxes, a $2.5 million decrease in personnel-related costs, and a $0.8 million decrease in stock-based compensation expense. These decreases were offset by a $5.3 million increase in variable compensation expense based upon improved operating results for 2014.

Selling, general, and administrative expense for 2013 increased by $30.2 million, or 10%, compared with 2012. The increase was primarily attributable to a $12.8 million increase in personnel-related costs due to an increase in the number of employees to support the business, a $4.5 million increase in variable compensation expense, a $3.8 million increase in professional services and consulting fees, a non-recurring $3.0 million increase in local, non-income taxes, a $2.5 million increase in depreciation expense, a $2.1 million increase in stock-based compensation due to an increase in the number of employees, and a $2.1 million increase in rental and license costs.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets increased by $5.0 million in 2014 and increased by $4.0 million in 2013 compared with 2013 and 2012, respectively, primarily due to acquisitions made in the second quarter of 2013.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported gains on NQDC Plan assets of $6.0 million, $10.6 million and $7.1 million in 2014, 2013 and 2012, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment gains also represent an increase in the future payout to employees and is recorded as Compensation expense - deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense associated with our deferred compensation plan obligations is offset by the gain from related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances. See Note 18: Employee Benefits Plans to our consolidated financial statements for a detailed discussion of our NQDC Plan.

Interest Income and Other

Interest income and other consists mainly of interest income generated from investments in bonds, money market funds and investment grade fixed income securities. The increase in Interest income and other in both 2014 and 2013 compared with 2013 and 2012, respectively, was primarily due to higher cash and investments and an increase in higher yielding securities within our investment portfolio during 2014 and 2013 that generated higher investment income.

Interest Expense

The increase in Interest expense in 2014 compared with 2013 was primarily driven by the long-term debt issued in the fourth quarter of 2013. See Note 19: Credit Facility and Long-Term Debt for further discussion.

The increase in Interest expense in 2013 compared with 2012 was mainly attributable to the long-term debt issued in the fourth quarter of 2013 and a one-time interest charge on debt assumed in connection with our acquisitions in the second quarter of 2013.

Income Tax Expense

The effective tax rate was 9.8% for 2014 compared with 6.5% for 2013 and 5.9% for 2012. Our effective tax rate reflects the impact of significant amounts of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate of 35%. The annual fluctuations in our effective tax rate in a given year are also impacted by the recognition of net tax benefits associated with the reversal of unrecognized tax benefits and related interest resulting from the expiration of statutes of limitations in federal and foreign jurisdictions and the resolution of certain issues with the IRS. Our 2014, 2013, and 2012 effective tax rates included net tax benefits of $6.9 million, $39.4 million and $40.4 million, respectively.

In 2014. we recorded a net tax benefit of $6.9 million resulting from the reversal of liabilities and the related interest for uncertain tax positions upon the expiration of domestic and foreign statutes of limitations.

In 2013, we recorded a net tax benefit of $10.6 million resulting from the enactment of the American Taxpayer Relief Act in January 2013, which retroactively extended the federal research and development credit for two years from January 1, 2012 through December 31, 2013. In addition, we reversed $6.8 million of liabilities for uncertain tax liabilities after the IRS conceded an adjustment for certain 2007 inter-company transactions in our litigation regarding the 2004 through 2007 tax years (plus related interest), $2.3 million of liabilities for uncertain tax positions relating to changes in estimates for certain foreign tax jurisdictions, and $30.3 million of liabilities for uncertain tax positions upon the expiration of foreign and domestic statutes of limitations and related interest, which was substantially offset by $27.7 million of tax accrued on foreign dividends.

In 2012, the net tax benefits included the following: a release of liabilities for uncertain tax positions of $24.4 million, primarily associated with the expiration of the federal statutes of limitations, the reassessment and recognition of previously unrecognized federal tax benefits and the reversal of the related interest accruals, a $6.9 million net tax benefit as a result of a Statutory Notice of Deficiency received from the IRS for 2005 to 2007, and a $9.1 million net tax benefit as a result of the expiration of the statutes of limitations for certain foreign jurisdictions.

A valuation allowance was recorded against the Company's California deferred tax assets because it is more likely than not these deferred tax assets will not be realized as a result of the computation of California taxes under the single sales factor for tax years beginning on or after January 1, 2011. As of December 31, 2014 and 2013, we had valuation allowances of $32.8 million and $24.5 million, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and other countries. We are awaiting a ruling in litigation with the IRS relating to the treatment of stock-based compensation expense in an inter-company cost-sharing transaction for 2004 through 2007. On April 19, 2013 we were also notified by the IRS that we would be subject to an examination for 2010 and 2011. We are or may be subject to examination for 2002 and beyond in California and certain of our foreign jurisdictions. We believe that we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results or financial condition. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it may be possible that our gross unrecognized tax benefits may change in the future. However, given the number of years remaining subject to examination and the number of matters being examined, we cannot estimate the full range of potential adjustments to the balance of gross unrecognized tax benefits.

Financial Condition, Liquidity, Credit Facility and Capital Resources

Overview

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In October 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018, and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of December 31, 2014, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity. See Note 19: Credit Facility and Long-Term Debt to our consolidated financial statements for further discussion.

Overall, our investment portfolio represents investment grade securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

Based on past performance and current expectations, we believe that our existing cash, cash equivalents, investments, together with cash expected to be generated from operations, the Facility and our access to capital markets will be sufficient to satisfy our operations, cash dividends, capital expenditures and stock repurchases over the next 12 months.

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends and share buy-backs. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of December 31, 2014, we had approximately $1.9 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Common Stock Repurchases and Dividends

We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. On August 28, 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization in prior years, there is a total of 233.0 million shares authorized for repurchase with approximately 17.7 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2014. Since the inception of the stock purchase program through December 31, 2014, we have repurchased a total of 215.3 million shares of our common stock for an aggregate cost of $4.9 billion. Management believes that this authorization is sufficient to support our share repurchase objectives through 2015.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2014	2013	2012

Shares repurchased	19.1	6.2	6.9
Cost of shares repurchased	$654.5	$201.1	$229.1
Average price per share	$34.28	$32.33	$33.10

In 2014, we paid $204.6 million in cash dividends to stockholders, representing $0.15 per common share for an aggregate amount of $94.2 million in the first and second quarters of 2014 and $0.18 per common share for an aggregate amount of $110.4 million in the third and fourth quarters of 2014. On January 19, 2015, our board of directors declared a cash dividend of $0.18 per share for the first quarter of 2015.

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

Cash Flows

Our cash and cash equivalents balance decreased by $442.8 million during the year ended December 31, 2014. The change in cash and cash equivalents for 2014, 2013 and 2012 was as follows:

(In millions)	2014	2013	2012
Net cash provided by operating activities	$666.2	$590.2	$587.2
Net cash used in investing activities	(271.4)	(1,236.5)	(767.2)
Net cash (used in) provided by financing activities	(837.6)	638.8	(315.3)
Net decrease in cash and cash equivalents	$(442.8)	$(7.5)	$(495.3)

Total cash and cash equivalents accounted for 43% and 48% of total assets at December 31, 2014 and 2013, respectively.

Operating Activities

In 2014, our operating activities provided $666.2 million in cash, primarily attributable to net income of $472.7 million, adjusted for non-cash stock-based compensation expense of $96.4 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $66.0 million, deferred income tax benefit of $3.3 million, amortization of debt discount and debt issuance costs of $3.1 million, and net amortization of investment discount/premium of $2.7 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $105.1 million decrease in Accounts receivable, net, a $10.5 million decrease in Inventories, a $10.1 million decrease in Other assets, a $14.8 million increase in Accounts payable and other liabilities, a $143.6 million decrease in Deferred income and allowances on sales to distributors, and a $37.3 million increase in Income taxes payable.

Our sales to distributors are primarily made under agreements allowing for subsequent price adjustments and returns in most cases, and we generally defer recognition of revenue until the products are resold by the distributor. At the time of shipment to distributors for the majority of our sales, we (1) recognize a trade receivable at the list selling price since there is a legally enforceable obligation from the distributor to pay us currently for product delivered, (2) relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and (3) recognize deferred revenue and deferred cost of sales in Deferred income and allowances on sales to distributors as a liability in our consolidated balance sheets. Accordingly, increases in Accounts receivable, net associated with higher billings are generally offset by corresponding increases in Deferred income and allowances on sales to distributors. However, timing differences between gross billings, discounts earned, collections, revenue recognition and changes in the mix of sales to OEMs and distributors may result in a temporary interruption to the normal relationship between these two accounts.

The $105.1 million decrease in Accounts receivable, net was primarily due to timing of cash collections and subsequent price concessions out-pacing our gross billings for certain distributors near the end of the fourth quarter of 2014 compared with the same period in 2013. The $143.6 million decrease in Deferred income and allowances on sales to distributors was primarily due to net sales out-pacing gross billings to distributors near the end of the fourth quarter of 2014 compared with the same period in 2013.

The $10.5 million decrease in Inventories was primarily due to management's efforts to align inventory on hand with current demand forecasts in the fourth quarter of 2014 compared with the same period in 2013.

The $10.1 million decrease in Other assets is primarily attributable to a net decrease in income tax receivable due to the receipt of a federal income tax refund in 2014 relating to overpayments of domestic income taxes in 2013. This decrease was partially offset by an increase in interest receivable due to the increase in the balance of higher yielding securities in our investment portfolio in the fourth quarter of 2014 compared with the same period in 2013, and an increase in other prepaid items for business operations due to timing.

The $14.8 million increase in Accounts payable and other liabilities was primarily attributable to an increase in accounts payable due to timing in the fourth quarter of 2014 compared with the same period in 2013, and an increase in accrued variable compensation expense based upon improved operating results in the year ended December 31, 2014 compared with 2013. These increases were partially offset by a decrease in other accrued liabilities due to a holdback payment for one of our 2013 acquisitions and a decrease in various other accrued items as a result of timing.

The $37.3 million increase in Income taxes payable was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions for tax exposures related to cost sharing and transfer pricing. The increase was partially offset by a decrease in unrecognized tax benefits resulting from a new accounting pronouncement adopted in the first quarter of 2014, and the reversal of uncertain tax positions for the expiration of foreign and domestic statutes of limitations in the first and third quarters of 2014.

In 2013, our operating activities provided $590.2 million in cash, primarily attributable to net income of $440.1 million, adjusted for non-cash stock-based compensation expense of $98.9 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $52.0 million, deferred income tax expense of $3.6 million, net amortization of investment discount/premium of $3.4 million, and amortization of debt discount and debt issuance costs of $1.5 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisitions) was primarily due to a $157.8 million increase in Accounts receivable, net, a $7.9 million increase in Inventories, a $1.3 million increase in Other assets, a $9.4 million increase in Accounts payable and other liabilities, a $139.0 million increase in Deferred income and allowances on sales to distributors, and a $14.4 million increase in Income taxes payable.

Investing Activities

During 2014, our investing activities resulted in a use of cash, primarily for the purchase of available for sale securities of $905.3 million. In addition, we paid $40.2 million for the purchase of property, plant and equipment, purchases of other cost basis investments of $10.2 million, and purchases of intangible assets of $1.7 million. These items were partially offset by proceeds from the sale of available-for-sale securities of $489.2 million, proceeds from maturity of available-for-sale securities of $191.5 million, and sales of deferred compensation plan securities, net of $5.4 million.

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

Financing Activities

During 2014, our financing activities included a use of cash for the repurchase of common stock of $654.5 million, dividend payments of $204.6 million, minimum statutory withholding for vested restricted stock units of $22.9 million, a holdback payment for a prior acquisition of $3.4 million, and long-term debt and credit facility issuance costs of $1.3 million. These items were partially offset by cash proceeds of $47.1 million from the issuance of common stock to employees through our employee stock plans and the excess tax benefit from employee stock plans of $1.9 million.

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

Contractual Obligations

The following table summarizes our significant contractual cash obligations as of December 31, 2014, and the effect that such obligations are expected to have on liquidity and cash flows in future periods:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$26.4	$7.7	$9.0	$5.6	$4.1
Wafer purchase obligations (2)	213.6	213.6	—	—	—
Long term debt	1,500.0	—	500.0	600.0	400.0
Interest on long term debt (3)	229.5	40.2	75.9	47.8	65.6
Obligations under service award program (4)	7.2	3.2	0.9	1.2	1.9
Electronic design automation software licenses (5)	59.5	50.3	9.2	—	—
Total contractual cash obligations	$2,036.2	$315.0	$595.0	$654.6	$471.6

(1)
We lease facilities under non-cancelable lease agreements expiring at various times through 2020 and beyond. Rental expense under all operating leases was $9.9 million in 2014, $10.1 million in 2013, and $10.6 million in 2012.

(2)
Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. We expect to receive and pay for these materials in 2015.

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

(4)
We offer to the majority of our U.S and non-U.S. employees participation in the Service Award Program (“SAP”). The SAP provides employees with one to four weeks of additional paid vacation upon their achievement of five, ten, fifteen, twenty, and twenty-five year service anniversaries. See Note 18: Employee Benefits Plans to our consolidated financial statements.

(5)
As of December 31, 2014, we had $59.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates through December 2017.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $313.4 million of unrecognized tax benefits classified as Income tax payable- non-current on the accompanying consolidated balance sheet as of December 31, 2014, have been excluded from the contractual obligations table above. See Note 16: Income Taxes to our consolidated financial statements for a discussion of income taxes.

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

Impact of Foreign Currency and Inflation

We have international operations and incur expenditures in currencies other than U.S. dollars. For non-U.S. subsidiaries and branches, foreign currency transaction gains and losses and the impact of the remeasurement of local currency assets and liabilities into U.S. dollars in 2014, 2013 and 2012 were not material. We do not enter into foreign exchange transactions for trading or speculative purposes.

Off-balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Events

On January 19, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on March 2, 2015 to stockholders of record on February 10, 2015.

New Accounting Pronouncements

The information contained in Note 2: Significant Accounting Policies to our consolidated financial statements in Part II, Item 8 under the heading "Recent Accounting Pronouncements" is incorporated by reference into this Part II, Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.10 billion as of December 31, 2014. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate debt securities, and municipal bonds. In accordance with our investment policy, we place investments with high to mid credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase and decrease in interest rates compared to rates at December 31, 2014 would have affected the fair value of our investment portfolio by approximately $72.3 million and $69.9 million, respectively.

Equity Price Risk

We are exposed to equity price risk inherent in the marketable equity securities held in our investment portfolio and our Non-Qualified Deferred Compensation Plan. A hypothetical 10% adverse change in the stock prices of these equity securities would not result in a material impact on our consolidated financial position, operating results or cash flows.

Foreign Currency Risk

Generally, our net sales to customers and cost of sale arrangements with third-party manufacturers currently provide for pricing and payment in U.S. dollars, and therefore, are not subject to foreign currency exchange rate fluctuations. However, since we have international operations, we incur expenditures in currencies other than the U.S. dollar. For example, we pay certain payroll and other operating expenses in local currencies, and these expenses may be higher or lower in U.S. dollar terms. We also hold certain assets and liabilities in local currencies other than the U.S. dollar on our consolidated balance sheet. To date, our exposure to exchange rate volatility, resulting from foreign currency transaction gains and losses and remeasurement of local currency assets and liabilities into U.S. dollars, has not been material. A hypothetical 10% favorable or unfavorable change in the weighted average foreign currency rates for the year ended December 31, 2014 would have affected the annualized foreign-currency-denominated operating expenses of our foreign subsidiaries by 3% for the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table Of Contents
Page
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	47
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	48
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	49
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2014	50
Notes to the Consolidated Financial Statements	51
Report of Independent Registered Public Accounting Firm	78
Financial Statement Schedules
All schedules have been omitted as they are either not applicable or the required information is included in the financial statements or notes thereto.
Supplementary Financial Data (unaudited)	79

ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,426,367	$2,869,158
Short-term investments	151,519	141,487
Total cash, cash equivalents, and short-term investments	2,577,886	3,010,645
Accounts receivable, net	377,964	483,032
Inventories	153,387	163,880
Deferred income taxes - current	56,048	63,228
Deferred compensation plan - marketable securities	69,367	66,455
Deferred compensation plan - restricted cash equivalents	14,412	16,699
Other current assets	39,479	48,901
Total current assets	3,288,543	3,852,840
Property and equipment, net	194,840	204,142
Long-term investments	1,942,343	1,695,066
Deferred income taxes - non-current	20,077	10,806
Goodwill	74,341	73,968
Acquisition-related intangible assets, net	72,291	82,150
Other assets, net	81,791	76,676
Total assets	$5,674,226	$5,995,648

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,140	$44,163
Accrued liabilities	28,384	41,218
Accrued compensation and related liabilities	69,837	51,105
Deferred compensation plan obligations	83,779	83,154
Deferred income and allowances on sales to distributors	344,168	487,746
Total current liabilities	575,308	707,386
Income taxes payable - non-current	313,447	276,326
Long-term debt	1,492,759	1,491,466
Other non-current liabilities	6,886	8,403
Total liabilities	2,388,400	2,483,581
Commitments and contingencies
(See “Note 12 - Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 302,430 at December 31, 2014 and 317,769 shares at December 31, 2013	302	318
Capital in excess of par value	1,165,259	1,216,826
Retained earnings	2,110,620	2,322,885
Accumulated other comprehensive income/(loss)	9,645	(27,962)
Total stockholders' equity	3,285,826	3,512,067
Total liabilities and stockholders' equity	$5,674,226	$5,995,648
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED
(In thousands, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$1,932,089	$1,732,572	$1,783,035
Cost of sales	648,451	546,736	541,523
Gross margin	1,283,638	1,185,836	1,241,512
Research and development expense	418,170	385,185	359,568
Selling, general, and administrative expense	312,249	320,068	289,854
Amortization of acquisition-related intangible assets	9,859	4,824	853
Compensation expense - deferred compensation plan	6,027	10,605	7,055
Gain on deferred compensation plan securities	(6,027)	(10,605)	(7,055)
Interest income and other	(24,076)	(11,553)	(8,388)
Gain reclassified from other comprehensive income	(140)	(153)	(268)
Interest expense	43,549	16,637	7,976
Income before income taxes	524,027	470,828	591,917
Income tax expense	51,369	30,763	35,110
Net income	$472,658	$440,065	$556,807

Other comprehensive income/(loss):
Unrealized holding gain on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of ($14), ($1) and $114	37,725	(33,424)	5,839
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $22, $23 and $25	(118)	(130)	(114)
	37,607	(33,554)	5,725
Unrealized gain on derivatives:
Unrealized gain on derivatives arising during period, net of tax of $45	—	—	84
Less: Reclassification adjustments for gain on derivatives included in net income, net of tax of $45	—	—	(84)
	—	—	—
Other comprehensive income/(loss):	37,607	(33,554)	5,725
Comprehensive income	$510,265	$406,511	$562,532

Net income per share:
Basic	$1.53	$1.37	$1.74
Diluted	$1.52	$1.36	$1.72

Shares used in computing per share amounts:
Basic	309,748	320,195	320,830
Diluted	311,897	323,018	324,497

Dividends per common share	$0.66	$0.50	$0.36
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income	$472,658	$440,065	$556,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,181	47,225	36,009
Amortization of acquisition-related intangible assets	9,859	4,824	853
Amortization of debt discount and debt issuance costs	3,116	1,457	648
Stock-based compensation	93,432	96,624	93,586
Net gain on sale of available-for-sale securities	(140)	(153)	—
Amortization of investment discount/premium	2,746	3,407	—
Deferred income tax (benefit) expense	(3,329)	3,581	8,824
Tax effect of employee stock plans	4,946	7,009	9,811
Excess tax benefit from employee stock plans	(1,945)	(4,716)	(16,278)
Changes in assets and liabilities, net of the effects of acquisitions:			—
Accounts receivable, net	105,068	(157,842)	(91,435)
Inventories	10,493	(7,933)	(30,442)
Other assets	10,085	(1,309)	(3,698)
Accounts payable and other liabilities	14,756	9,414	(50,566)
Deferred income and allowances on sales to distributors	(143,578)	139,002	66,117
Income taxes payable	37,269	14,440	8,576
Deferred compensation plan obligations	(5,402)	(4,887)	(1,598)
Net cash provided by operating activities	666,215	590,208	587,214
Cash Flows from Investing Activities:
Purchases of property and equipment	(40,237)	(42,558)	(60,913)
Sales of deferred compensation plan securities, net	5,402	4,887	1,598
Purchases of available-for-sale securities	(905,283)	(1,347,626)	(921,430)
Proceeds from sale of available-for-sale securities	489,200	136,791	105,411
Proceeds from maturity of available-for-sale securities	191,498	178,221	115,373
Acquisitions, net of cash acquired	—	(145,321)	—
Purchases of intangible assets	(1,749)	(13,465)	(2,280)
Purchase of other investments	(10,224)	(7,441)	(4,935)
Net cash used in investing activities	(271,393)	(1,236,512)	(767,176)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	47,123	58,220	49,665
Shares withheld for employee taxes	(22,890)	(28,272)	(31,472)
Payment of dividends to stockholders	(204,609)	(160,377)	(115,514)
Holdback payment for prior acquisition	(3,353)	—	—
Payment of debt assumed in acquisitions	—	(22,000)	—
Proceeds from issuance of long-term debt	—	991,786	500,000
Repayment of credit facility	—	—	(500,000)
Long-term debt and credit facility issuance costs	(1,321)	(4,143)	(5,244)
Repurchases of common stock	(654,508)	(201,095)	(229,057)
Excess tax benefit from employee stock plans	1,945	4,716	16,278
Net cash (used in) provided by financing activities	(837,613)	638,835	(315,344)
Net decrease in cash and cash equivalents	(442,791)	(7,469)	(495,306)
Cash and cash equivalents at beginning of period	2,869,158	2,876,627	3,371,933
Cash and cash equivalents at end of period	$2,426,367	$2,869,158	$2,876,627

Supplemental cash flow information:
Income taxes (refunded)/paid, net	$(3,305)	$16,299	$9,797
Interest paid	$41,637	$10,865	$6,898
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)	Number of Common Shares	Common Stock and Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders' Equity
Balance, December 31, 2011	322,054	$1,051,074	$1,942,955	$(133)	$2,993,896
Net income	—	—	556,807	—	556,807
Change in net unrealized gain on available-for-sale securities, net of tax of $74	—	—	—	5,725	5,725
Issuance of common stock through employee stock plans, net	5,302	49,665	—	—	49,665
Restricted stock withholding	(871)	(9,796)	(21,676)	—	(31,472)
Repurchase of common stock	(6,921)	(71,465)	(157,592)	—	(229,057)
Stock-based compensation expense	—	93,586	—	—	93,586
Tax effect of employee stock plans	—	9,811	—	—	9,811
Dividends paid	—	—	(115,514)	—	(115,514)
Balance, December 31, 2012	319,564	1,122,875	2,204,980	5,592	3,333,447
Net income	—	—	440,065	—	440,065
Change in net unrealized loss on available-for-sale securities, net of tax of $24	—	—	—	(33,554)	(33,554)
Issuance of common stock through employee stock plans, net	5,242	58,220	—	—	58,220
Restricted stock withholding	(817)	(8,358)	(19,914)	—	(28,272)
Repurchases of common stock	(6,220)	(59,226)	(141,869)	—	(201,095)
Stock-based compensation expense	—	96,624	—	—	96,624
Tax effect of employee stock plans	—	7,009	—	—	7,009
Dividends paid	—	—	(160,377)	—	(160,377)
Balance, December 31, 2013	317,769	1,217,144	2,322,885	(27,962)	3,512,067
Net income	—	—	472,658	—	472,658
Change in net unrealized gain on available-for-sale securities, net of tax of $36	—	—	—	37,607	37,607
Issuance of common stock through employee stock plans, net	4,451	47,123	—	—	47,123
Restricted stock withholding	(696)	(6,655)	(16,235)	—	(22,890)
Repurchases of common stock	(19,094)	(190,429)	(464,079)	—	(654,508)
Stock-based compensation expense	—	93,432	—	—	93,432
Tax effect of employee stock plans	—	4,946	—	—	4,946
Dividends paid	—	—	(204,609)	—	(204,609)
Balance, December 31, 2014	302,430	$1,165,561	$2,110,620	$9,645	$3,285,826
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company

Altera Corporation was founded in 1983 and reincorporated in the State of Delaware in 1997. We design and sell high-performance, high-density programmable logic devices ("PLDs"), HardCopy application-specific integrated circuit ("ASIC") devices, power system-on-chip devices ("PowerSoCs"), pre-defined design building blocks known as intellectual property ("IP") cores, and associated development tools. Our PLDs, which consist of field-programmable gate arrays ("FPGAs"), including those referred to as systems-on-chip FPGAs ("SoC FPGAs") which incorporate hard embedded processor cores, and complex programmable logic devices ("CPLDs"). FPGAs and CPLDs are standard semiconductor integrated circuits that are manufactured as standard chips that our customers program to perform desired logic and processing functions within their electronic systems. With our HardCopy devices we offer our customers a migration path from a PLD to a low-cost, high-volume, non-programmable implementation of their designs. Our customers can license IP cores from us for implementation of standard functions in their PLD designs. Customers develop, compile, and verify their PLD designs, and then program their designs into our PLDs using our proprietary development software, which operates on personal computers and engineering workstations. Our products serve a wide range of customers within the Telecom and Wireless, Industrial Automation, Military and Automotive, Networking, Computer and Storage and Other vertical markets.

Note 2: Significant Accounting Policies

BASIS OF PRESENTATION  |  The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to reflect the impact of the retrospective adoption of a new accounting standard. Please refer to "Recent Accounting Pronouncements" below for more on the adoption of this new standard. Furthermore, certain other prior year amounts in the notes to the consolidated financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES  |  The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

CASH EQUIVALENTS AND INVESTMENTS | Cash equivalents consist of highly liquid investments with a maturity of three months or less from the date of original purchase. As of December 31, 2014 and 2013, our cash equivalents consisted of money market funds, corporate debt securities, U.S. agency securities, and U.S. treasury securities.

As of December 31, 2014, our short-term investments consisted of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate debt securities and municipal bonds with original maturities greater than three months and remaining maturities less than one year from the balance sheet date. Long-term investments consist of U.S. agency securities, U.S. treasury securities, non-U.S. government securities, corporate debt securities and municipal bonds with remaining maturities greater than one year as of the balance sheet date. Investments classified as long-term represent funds that are deemed to be in excess of our estimated operating requirements.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates the designations as of each balance sheet date. As of December 31, 2014, all investments in our portfolio, other than those associated with our deferred compensation plan, were classified as available-for-sale. Available-for-sale investments are carried at fair value based on quoted market prices as of the balance sheet date. Realized gains or losses are determined on the specific identification method and are reflected in Interest income and other in our consolidated statements of comprehensive income. Net unrealized gains or losses are recorded directly in stockholders’ equity on an after-tax basis. Those unrealized losses that are deemed to be other than temporary, of which there were none at December 31, 2014 or 2013, are reflected in Interest income and other.

DEFERRED COMPENSATION PLAN - MARKETABLE SECURITIES | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). The investments held in the NQDC Plan consist of publicly traded equity securities, mutual funds and fixed income securities. We account for these investments as trading securities with gains or losses reported as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income.

DEFERRED COMPENSATION PLAN - RESTRICTED CASH EQUIVALENTS | As of December 31, 2014 and 2013, the cash equivalents held in the NQDC Plan consisted of money market funds and were classified as restricted cash equivalents due to legal restrictions associated with the trust held under the NQDC Plan.

INVENTORIES  |  Inventories are recorded at the lower of actual cost (approximated by standard cost) determined on a first-in-first-out basis or current estimated market value of inventory. We establish provisions for inventory if it is in excess of projected customer demand or production requirements, and the creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

PROPERTY AND EQUIPMENT  |  Property and equipment are carried at cost less accumulated depreciation and amortization. Cost includes purchase cost, applicable taxes, freight, and installation costs incurred in the acquisition of any assets that require a period of time to make it ready for use. In addition, we capitalize the cost of major replacements, improvements, and betterments, while we expense normal repairs and maintenance. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three to seven years are used for equipment and office furniture, up to forty years for buildings, and generally fifty years for land rights. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Property and equipment also includes costs related to the development of internal use software.

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

LONG-LIVED ASSETS INCLUDING GOODWILL AND ACQUISITION-RELATED INTANGIBLE ASSET IMPAIRMENT  |  We perform reviews of property, plant and equipment, and identifiable intangibles, excluding goodwill, to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the long-lived assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets or based on appraisals. Impairment losses, if any, are based on the excess of the carrying amount over the fair value of those assets.

We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests annually during the fourth quarter unless a triggering event requires an expedited analysis.

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

The types of instruments valued based on other observable inputs include bank commercial deposits, corporate commercial paper and municipal obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 pricing is provided by third party sources of market information obtained through our investment advisors, and this market information consists of quoted pricing of other comparable securities as the Level 2 securities we hold are not actively traded and have fewer observable transactions. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from our advisors.

We had no transfers between Level 1 and Level 2 during the years ended December 31, 2014 or December 31, 2013.

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

We sell our products to distributors and original equipment manufacturers (“OEMs”) throughout the world. We attempt to mitigate the concentration of credit risk in our trade receivables through a credit evaluation process, collection terms and by having distributor sales to diverse end customers. Net sales are the sum of our own direct sales to OEMs plus our distributors' resale of Altera products. We generate a significant portion of our net sales from two distributors and two OEMs.

We currently depend upon Taiwan Semiconductor Manufacturing Company (“TSMC”) to manufacture the majority of our silicon wafers. We also depend on TSMC to improve process technologies in a timely manner and to enhance our product designs and cost structure. We have no formalized long-term commitment from TSMC. If market demand for silicon wafers suddenly exceeded market supply, our supply of silicon wafers could become limited quickly. A shortage in foundry manufacturing capacity could hinder our ability to meet demand for our products. Moreover, silicon wafers constitute more than half of our product cost. If we were unable to procure wafers at favorable prices, our gross margins would be adversely affected.

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

Revenue from products sold directly to OEMs is recognized upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations. We present any taxes assessed by a governmental authority that are both imposed on and concurrent with our sales on a net basis within cost of sales. We record reserves for OEM sales returns and allowances as a component of Accounts receivable, net, on the accompanying consolidated balance sheets.

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

FOREIGN CURRENCY REMEASUREMENT  |  The U.S. dollar is the functional currency for all of our foreign subsidiaries. The monetary assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars at the current exchange rate. Revenue, expenses, gains or losses are remeasured at the average exchange rate for the period. Non-monetary assets and liabilities are reflected at historical exchange rates. Remeasurement gains or losses are included in Interest income and other in the consolidated statements of comprehensive income. The effect of remeasurement and transaction gains and losses were not material for any period presented.

RESEARCH AND DEVELOPMENT EXPENSE  |   Research and development ("R&D") expense includes costs for compensation and benefits, development masks, prototype wafers, and depreciation and amortization. R&D costs are charged to expense as incurred.

ADVERTISING EXPENSES  |  We expense advertising costs as incurred. Advertising expenses were $5.9 million, $6.6 million and $7.4 million in 2014, 2013 and 2012, respectively.

INCOME PER SHARE  | We compute basic income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. To determine diluted share count, we apply the treasury stock method to determine the dilutive effect of outstanding stock option shares, RSUs (including PRSUs), and employee stock purchase plan (“ESPP”) shares. Our application of the treasury stock method includes assumed proceeds from the exercise of stock options and purchase of ESPP shares, the average unamortized stock-based compensation expense for the period and the impact of the deferred tax benefit that would be recognized when stock awards become deductible for income tax purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard update requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. We adopted this requirement in the first quarter of 2014 with retrospective application as permitted by the standard. Amounts presented in prior periods have been reclassified to conform with the adoption. This resulted in both Income taxes payable—non-current and Deferred income taxes—non-current declining by approximately $15.1 million and $14.2 million on our consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

In May 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting update standard on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, which provides new guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification Topic 718 Compensation — Stock Compensation, and to apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The update is effective for the interim and annual periods beginning after December 15, 2015. The adoption of this standard update is not expected to impact our consolidated financial statements.

Note 3: Acquisitions

During 2013, we completed two acquisitions (collectively the "2013 Acquisitions") qualifying as business combinations in exchange for aggregate net cash consideration of $145.3 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. For information on the goodwill arising from the 2013 Acquisitions, see Note 4: Goodwill and for information on the classification of intangible assets, see Note 5: Acquisition-Related Intangible Assets, Net. These 2013 Acquisitions were not significant to our consolidated results of operations. In connection with one of the 2013 Acquisitions, we assumed debt of $22.0 million, which was paid in full immediately following the closing of the acquisition. We have no outstanding debt as of December 31, 2014 and 2013 relating to the 2013 Acquisitions. Furthermore, in connection with one of the 2013 Acquisitions, an amount equal to 10% of the total purchase price was held back for payment to the former parent company on the first anniversary of the closing of the acquisition, net of any indemnification obligations. During 2014, we paid this holdback in the amount of $3.4 million.

In December 2010, we completed one acquisition (the "2010 Acquisition") qualifying as a business combination in exchange for cash consideration of $8.0 million, net of cash acquired. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. In connection with the 2010 Acquisition, we were required to pay future installments of $7.5 million to the company's former shareholder over a four-year period ending December 2014, contingent upon the continued employment of this individual by Altera. Approximately $1.9 million was recognized as compensation expense in our consolidated statements of comprehensive income for each of the years ended December 31, 2014, 2013 and 2012.

Note 4: Goodwill

Goodwill activity was as follows:

(In thousands)	2014	2013
Beginning Balance	$73,968	$2,329
Additions due to 2013 Acquisitions	373	71,639
Ending Balance	$74,341	$73,968

Goodwill increased $71.6 million during 2013 due to the completion of the 2013 Acquisitions. During the fourth quarter of 2013, we remeasured our estimate of goodwill regarding one of our 2013 Acquisitions to reflect our updated assessment of our ability to utilize acquired net operating loss carryforwards. Utilization of the net operating loss carryforwards acquired may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions. During the fourth quarter of 2013, we performed an Internal Revenue Code Section 382 study on the historical net operating loss carryforwards of the acquired entity as of the acquisition date. As a result, we revised our purchase price allocation, which resulted in a $17.3 million increase in our deferred tax asset balance for these historical net operating loss carryforwards with a corresponding decrease to Goodwill.

Goodwill increased $0.4 million during the year ended December 31, 2014 due to a revision in the historical net operating loss carryforwards for one of our 2013 Acquisitions.

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event requires an expedited analysis. In the fourth quarter of 2014 and 2013, we performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: change in industry and competitive environment, market capitalization, stock price, earnings multiples, changes in forecasted operating results and comparing actual results to projections, gross margin and cash flow from operating activities. Based on the impairment review performed during the fourth quarter of 2014 and 2013, there were no impairment indicators associated with Goodwill in either 2014 or 2013. As such, we did not perform the two-step goodwill impairment test.

Note 5: Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	December 31, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(11,607)	$56,063	9.4 years
Customer relationships	12,910	(3,493)	9,417	6.8 years
Trade name	3,700	(670)	3,030	8.9 years
Non-competition agreements	700	(563)	137	2.0 years
Other intangible assets	930	(786)	144	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(17,119)	68,791
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(17,119)	$72,291

	December 31, 2013
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$60,770	$(4,445)	$56,325	9.4 years
Customer relationships	12,910	(1,597)	11,313	6.8 years
Trade name	3,700	(253)	3,447	8.9 years
Non-competition agreements	700	(213)	487	2.0 years
Other intangible assets	930	(752)	178	1.2 years
Acquisition-related intangible assets, net subject to amortization	79,010	(7,260)	71,750
In-process research & development	10,400	—	10,400
Total acquisition-related intangible assets, net	$89,410	$(7,260)	$82,150

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to the 2013 Acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transfered to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to Research and development expense in the consolidated statements of comprehensive income. Subsequent to the completion of the 2013 Acquisitions, we reclassified $6.9 million and $17.7 million of IPR&D costs to the developed technology intangible asset upon finalization of projects during 2014 and 2013, respectively. No projects were abandoned in 2014 or 2013. The remaining IPR&D project as of December 31, 2014 is expected to be completed in the third quarter of 2015.

Based on the carrying value of Acquisition-related intangible assets, net as of December 31, 2014, the annual amortization expense for Acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2015	$9,646
2016	9,327
2017	9,151
2018	9,039
2019	8,938
2020 and thereafter	22,690
Total	$68,791

Note 6: Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$57,505	$—	$—	$57,505	$57,505	$—	$—

Available for sale:
Level 1:
Money market funds	2,366,799	—	—	2,366,799	2,366,799	—	—
U.S. treasury securities	1,338,162	12,721	(2,302)	1,348,581	500	38,938	1,309,143
Subtotal	3,704,961	12,721	(2,302)	3,715,380	2,367,299	38,938	1,309,143

Level 2:
U.S. agency securities	21,186	12	(7)	21,191	—	11,748	9,443
Non-U.S. government securities	31,281	2	(17)	31,266	—	19,459	11,807
Municipal bonds	2,000	2	—	2,002	—	1,001	1,001
Corporate debt securities	693,638	362	(1,115)	692,885	1,563	80,373	610,949
Subtotal	748,105	378	(1,139)	747,344	1,563	112,581	633,200
Total	$4,510,571	$13,099	$(3,441)	$4,520,229	$2,426,367	$151,519	$1,942,343

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,880	$—	$—	$71,880	$71,880	$—	$—

Available for sale:
Level 1:
Money market funds	2,763,094	—	—	2,763,094	2,763,094	—	—
U.S. treasury securities	1,604,450	15	(28,298)	1,576,167	34,184	39,262	1,502,721
Subtotal	4,367,544	15	(28,298)	4,339,261	2,797,278	39,262	1,502,721

Level 2:
U.S. agency securities	53,755	33	(18)	53,770	—	26,999	26,771
Non-U.S. government securities	18,352	5	—	18,357	—	9,306	9,051
Municipal bonds	2,603	—	(7)	2,596	—	603	1,993
Corporate debt securities	219,491	425	(69)	219,847	—	65,317	154,530
Subtotal	294,201	463	(94)	294,570	—	102,225	192,345
Total	$4,733,625	$478	$(28,392)	$4,705,711	$2,869,158	$141,487	$1,695,066

Our cost method equity investments were approximately $22.6 million and $12.4 million as of December 31, 2014 and December 31, 2013, respectively. These investments are included within Other assets, net on our consolidated balance sheets. The investments are non-marketable equity investments in privately held companies in which we have less than a 20% interest and no significant influence over the investee's operations. We report these investments at cost, except when investments are found to be other-than-temporarily impaired after an impairment review. Factors considered during an impairment review include the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, the investee's ability to stay in business such as the investee's liquidity and debt ratios, and overall general market conditions in the investee's industry. Investments are considered impaired when the fair value is below the investment’s adjusted cost basis, and the impairment will be charged to the consolidated statements of comprehensive income. We did not recognize any impairment losses for 2014 or 2013.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	December 31, 2014
(In thousands)	Adjusted Cost	Estimated Fair Value
Due in one year or less	$153,537	$153,582
Due after one year through five years	1,532,507	1,529,504
Due between six and ten years	400,223	412,839
	$2,086,267	$2,095,925

As of December 31, 2014, we had 508 available-for-sale securities, or $1.1 billion out of our total investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.4 million. As of December 31, 2013, we had 137 available-for-sale securities, or $1.6 billion out of our total investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $28.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired. In accordance with our investment policy, we place investments in investment grade securities with high credit quality issuers, and generally limit the amount of credit exposure to any one issuer. We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment in order to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for twelve months or less was not significant as of December 31, 2014 and December 31, 2013. We neither intend to sell these investments nor conclude that it is more-likely-than-not that we will have to sell them until recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity, given the high credit quality of these investments.

Note 7: Accounts Receivable, Net and Significant Customers

Account receivable, net consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013

Gross accounts receivable	$380,442	$483,628
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	(1,978)	(96)
Accounts receivable, net	$377,964	$483,032

We determine the allowance requirement, on an account by account basis, by calculating an estimated financial risk for each OEM customer or distributor and taking into account other available information that indicates that receivable balances may not be fully collectible. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for sales returns is recorded for known pending OEM customer returns.

We sell our products to OEMs and to electronic components distributors who resell these products to OEMs, or their contract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

(Percentage of Net Sales)	2014	2013	2012

Sales to distributors	73%	77%	71%
Sales to OEMs	27%	23%	29%
	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. (“Arrow”)	39%	41%	40%
Macnica, Inc. (“Macnica”)	22%	23%	21%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for 2014, 2013 or 2012.

One OEM ("Huawei Technologies Co., Ltd.") accounted for 10% of our net sales in 2014, 11% in 2013, and 16% in 2012. Another OEM ("LM Ericsson Telephone Company") accounted for 10% of our net sales in 2014. No other individual OEM accounted for more than 10% of our net sales in 2014, 2013, or 2012.

As of December 31, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 47%, respectively, of our total accounts receivable. As of December 31, 2013, accounts receivable from Arrow and Macnica individually accounted for approximately 26% and 55%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of December 31, 2014 or 2013.

Note 8: Inventories

Inventories consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013

Raw materials	$6,826	$8,390
Work in process	95,675	104,755
Finished goods	50,886	50,735
Total inventories	$153,387	$163,880

Note 9: Property and Equipment, Net

Property and equipment, net consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013

Land and land rights	$23,157	$23,157
Buildings	161,070	159,123
Equipment and software	298,069	281,197
Office furniture and fixtures	24,601	24,438
Leasehold improvements	12,800	12,391
Construction in progress	9,597	1,798
Property and equipment, at cost	529,294	502,104
Accumulated depreciation and amortization	(334,454)	(297,962)
Property and equipment, net	$194,840	$204,142

Depreciation expense was $49.2 million in 2014, $42.6 million in 2013, and $32.9 million in 2012. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 10: Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013

Deferred revenue on shipments to distributors	$369,560	$512,872
Deferred cost of sales on shipments to distributors	(32,172)	(33,809)
Deferred income on shipments to distributors	337,388	479,063
Other deferred revenue (1)	6,780	8,683
Total	$344,168	$487,746

(1)	Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributor activity was as follows:

(In thousands)	2014	2013

Balance at beginning of period	$487,746	$345,993
Deferred revenue recognized upon shipment to distributors	5,964,101	5,870,096
Deferred costs of sales recognized upon shipments to distributors	(290,686)	(269,969)
Revenue recognized upon sell-through to end customers	(1,136,036)	(1,055,137)
Costs of sales recognized upon sell-through to end customers	285,735	260,326
Earned distributor price concessions (1)	(4,905,291)	(4,575,430)
Returns	(59,457)	(88,058)
Other	(1,944)	(75)
Balance at end of period	$344,168	$487,746

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

Note 11: Accumulated Other Comprehensive Income/ (Loss)

The following table presents the components of, and the changes in, Accumulated other comprehensive income/ (loss), net of tax:

(In thousands)	December 31, 2013	Other Comprehensive Income	December 31, 2014

Accumulated unrealized (losses) gains on available-for-sale securities, net of tax	$(27,962)	$37,607	$9,645
Accumulated other comprehensive income/ (loss)	$(27,962)	$37,607	$9,645

(In thousands)	December 31, 2012	Other Comprehensive Loss	December 31, 2013

Accumulated unrealized gains (losses) on available-for-sale securities, net of tax	$5,592	$(33,554)	$(27,962)
Accumulated other comprehensive income/ (loss)	$5,592	$(33,554)	$(27,962)

Note 12: Commitments and Contingencies

OPERATING LEASE COMMITMENTS  |  We lease facilities and equipment under non-cancelable lease agreements expiring at various times, as presented below. The facility leases generally require us to pay property taxes, insurance, maintenance, and repair costs. Total rental expense under all operating leases was $9.9 million in 2014, $10.1 million in 2013 and $10.6 million in 2012. We have the option to extend or renew most of our leases, which may increase the future minimum lease commitments. Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2014 are as follows:

Year	Operating
(In thousands)
2015	$7,704
2016	5,001
2017	4,065
2018	3,011
2019	2,563
2020 and thereafter	4,095
Total	$26,439

PURCHASE OBLIGATIONS | We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of December 31, 2014, we had approximately $213.6 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services in 2015.

OTHER COMMITMENTS  |  As of December 31, 2014, we had $59.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates through December 2017, with the majority to be paid in 2015. In addition to operating lease obligations and non-cancelable license obligations, we enter into a variety of agreements and financial commitments in the normal course of business. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments pursuant to such agreements have not been material. We believe that any future payments required pursuant to such agreements would not be material to our consolidated financial condition or results of operations.

LEGAL PROCEEDINGS |  On July 17, 2014, PLL Technologies, Inc. (PTI) filed a patent infringement lawsuit against Altera and three additional defendants in the United States District Court for the District of Delaware seeking unspecified damages, interest, costs, and fees.  On October 1, 2014, PTI amended its complaint, and on October 20, 2014, Altera answered the complaint, denying the patents are valid and denying infringement.  Because the case is at a very early stage, we cannot determine at this time whether any loss has been incurred by Altera nor can we reasonably estimate any potential loss or range of potential loss.

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

On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014, and are awaiting a ruling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

Note 13: Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

(In thousands, except per share amounts)	2014	2013	2012

Basic:

Net income	$472,658	$440,065	$556,807
Basic weighted shares outstanding	309,748	320,195	320,830
Net income per share	$1.53	$1.37	$1.74

Diluted:

Net income	$472,658	$440,065	$556,807

Weighted shares outstanding	309,748	320,195	320,830
Effect of dilutive securities:
Stock options, employee stock purchase plan shares, and restricted stock unit shares	2,149	2,823	3,667

Diluted weighted shares outstanding	311,897	323,018	324,497

Net income per share	$1.52	$1.36	$1.72

In applying the treasury stock method, we excluded 1.6 million stock option shares and restricted stock unit (including performance-base restricted stock unit) shares for 2014 because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future. Anti-dilutive stock option shares totaled 2.0 million for 2013 and 1.8 million for 2012.

Note 14: Stockholders' Equity

COMMON STOCK REPURCHASES  |  We repurchase shares under our stock purchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. In 2013, we announced that our board of directors increased the share repurchase program authorization by an additional 30.0 million shares. Combined with the board’s previous authorization, there was a total of 233.0 million shares authorized for repurchase with approximately 17.7 million shares remaining for further repurchases under our stock repurchase program as of December 31, 2014. Since the inception of the stock repurchase program through December 31, 2014, we have repurchased a total of 215.3 million shares of our common stock for an aggregate cost of $4.9 billion. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained Earnings, as applicable.

Common stock repurchase activity was as follows:

(In millions, except per share amounts)	2014	2013

Shares repurchased	19.1	6.2

Cost of shares repurchased	$654.5	$201.1
Average price per share	$34.28	$32.33

Note 15: Stock-Based Compensation

Our stock-based compensation plans include the 2005 Equity Incentive Plan (the “2005 Plan”) and the 1987 Employee Stock Purchase Plan (“ESPP”).

2005 EQUITY INCENTIVE PLAN  |  Our equity incentive program is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. The program provides stock-based incentive compensation (“awards”) to both our eligible employees and non-employee directors. Awards that may be granted under the 2005 Plan include non-qualified and incentive stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), restricted stock awards, stock appreciation rights, and stock bonus awards. To date, awards granted under the program consist of stock options, RSUs and PRSUs. The majority of stock-based awards granted under the program vest over four years. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. As of December 31, 2014, the program had a total of 26.0 million shares reserved for future issuance, of which 17.8 million shares were available for future grants.

Historically, we used stock options to recruit and retain highly skilled talent. RSUs and PRSUs are now the most frequently issued type of long-term equity-based award for eligible employees.

We have issued PRSUs to senior executives with vesting that is contingent on both market performance and continued service ("market-based PRSUs"). For market-based PRSUs issued in 2012, 2013 and 2014, the number of shares of Altera stock to be received at vesting will range from 0% to 200% of the target amount based on the percentage by which our total shareholder return ("TSR") exceeds or falls below the Philadelphia Semiconductor Index ("SOX") TSR during a 3-year measurement period. We estimate the fair value of market-based PRSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Altera and SOX price volatility, the correlation between Altera and the SOX index, and dividend yields. Compensation expense is recognized ratably over the 3-year measurement period.

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

As of December 31, 2014, 3.4 million shares were available for future issuance under the ESPP. Sales under the ESPP were 0.7 million shares of common stock at an average price of $27.44 per share for 2014, 0.8 million shares of common stock at an average price of $26.88 per share for 2013, and 0.7 million shares of common stock at an average price of $27.90 per share for 2012.

VALUATION AND EXPENSE INFORMATION |  Our stock-based compensation expense included in the consolidated statements of comprehensive income was as follows:

(In thousands)	2014	2013	2012

Cost of sales	$1,868	$1,932	$1,872
Research and development expense	40,175	42,515	41,652
Selling, general, and administrative expense	51,389	52,177	50,062
Pre-tax stock-based compensation expense	93,432	96,624	93,586
Income tax benefit	(25,026)	(25,432)	(23,998)
Net stock-based compensation expense	$68,406	$71,192	$69,588

No stock-based compensation was capitalized during any period presented above. As of December 31, 2014, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs, and ESPP shares that are expected to vest was approximately $120.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.2 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent the actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

We settle employee stock option exercises, ESPP purchases, and the vesting of RSUs and PRSUs with newly issued common shares.

The assumptions used to estimate the fair value of the ESPP, stock option, RSU, and PRSU awards granted under our stock-based compensation plans were as follows:

	2014	2013	2012
Stock options:
Expected term (in years)	—	6.0	6.0
Expected stock price volatility	—	32.8%	35.1%
Risk-free interest rate	—	1.3%	1.1%
Dividend yield	—	1.5%	0.8%
Weighted-average estimated fair value per share	—	$9.35	$10.85

ESPP shares:
Expected term (in years)	0.9	0.7	1.0
Expected stock price volatility	25.2%	28.1%	36.8%
Risk-free interest rate	0.1%	0.1%	0.2%
Dividend yield	1.9%	1.8%	1.1%
Weighted-average estimated fair value per share	$7.66	$7.87	$9.61

RSUs:
Risk-free interest rate	0.7%	0.3%	0.3%
Dividend yield	1.9%	1.3%	1.0%
Weighted-average estimated fair value per share	$31.02	$32.19	$32.67

PRSUs:
Expected Altera stock price volatility	32.2%	34.7%	34.9%
Expected SOX stock price volatility	24.3%	27.1%	28.9%
Risk-free interest rate	0.9%	0.3%	0.3%
Dividend yield	1.9%	1.2%	1.1%
Weighted-average estimated fair value per share	$31.18	$33.03	$41.18

In connection with one of our 2013 Acquisitions, we assumed the acquired company's stock option plan for unvested employee stock options that had been granted as of the acquisition date. We converted these unvested options to Altera shares and issued 55,931 shares of Altera stock options with a vesting period equal to the remaining vesting period of the assumed grants as of the acquisition date. These stock options are not included in the table above as the options were granted under a stock option plan other than the 2005 Plan, and the options were granted with a vesting period and certain Black-Scholes option pricing model assumptions that differ from the other non-acquisition related stock options granted during 2013. The weighted average grant date fair value of these options is $24.42 per share. As of December 31, 2014, there are no shares reserved for future issuance under this stock plan.

We granted 303,260, 262,647 and 66,489 market-based PRSUs in 2014, 2013 and 2012, respectively, to senior executives. As of December 31, 2014, the majority of these market-based PRSUs are still outstanding, and no market-based PRSUs have vested. For market-based PRSU grants made on May 13, 2014, May 5, 2014, May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $31.13, $31.23, $33.03 and $41.18, respectively.

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

A summary of activity for our RSUs and PRSUs for 2014 and information regarding RSUs and PRSUs outstanding and expected to vest as of December 31, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2013	6,392	$34.80
Grants	2,127	$32.53
Vested	(2,412)	$34.66
Forfeited/Cancelled	(601)	$34.64
Outstanding, December 31, 2014	5,506	$34.00	1.4	$203,392
Vested and expected to vest, December 31, 2014	4,915	$34.00	1.3	$181,576

(1)
Aggregate intrinsic value represents the closing price per share of our stock on December 31, 2014, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of December 31, 2014.

The total fair value of RSUs and PRSUs expensed during 2014, 2013 and 2012 was $82.2 million, $85.4 million and $81.0 million, respectively.

A summary of stock option activity for 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2014 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2013	3,446	$28.11
Grants	—	—
Exercises	(1,291)	$20.60
Forfeited/Cancelled/Expired	(81)	$32.77
Outstanding, December 31, 2014	2,074	$32.60	5.2	$13,245
Exercisable, December 31, 2014	1,518	$31.26	4.5	$11,754
Vested and expected to vest, December 31, 2014	2,041	$32.57	5.1	$13,133

(1)
For those stock options with an exercise price below the closing price per share on December 31, 2014, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on December 31, 2014, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of December 31, 2014.

For 2014, 2013 and 2012, 1.3 million, 1.8 million and 1.7 million non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for 2014, 2013 and 2012 was $19.0 million, $24.0 million and $30.6 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total cash received from employees as a result of employee stock option exercises during 2014, 2013 and 2012 was $26.6 million, $37.6 million and $31.2 million, respectively.

The total fair value of stock options expensed during 2014, 2013 and 2012 was $4.7 million, $5.3 million and $4.9 million, respectively.

Note 16: Income Taxes

Income tax expense consists of:

(In thousands)	2014	2013	2012
Current tax expense:
U.S.	$44,128	$17,861	$22,239
State	(2,193)	220	245
Foreign	12,763	9,101	3,802

Total current tax expense	54,698	27,182	26,286

Deferred taxes:
U.S.	(3,047)	3,961	8,824
State	—	—	—
Foreign	(282)	(380)	—

Total deferred tax (benefit) expense	(3,329)	3,581	8,824

Total income tax expense	$51,369	$30,763	$35,110

Deferred income tax assets were as follows:

(In thousands)	December 31, 2014	December 31, 2013
Deferred income on sales to distributors	$10,093	$14,178
Deferred compensation	25,493	24,596
Stock-based compensation	17,100	17,568
Other accrued expenses and reserves	34,160	32,419
Net operating loss carryforwards	2,794	3,215
Tax credit carryforwards	38,919	29,824

Gross deferred tax assets	128,559	121,800
Valuation allowance	(32,805)	(24,498)
Deferred tax assets, net of valuation allowance	95,754	97,302

Amortization of acquisition-related intangible assets	(8,671)	(9,536)
Depreciation and amortization	(10,958)	(13,732)

Net deferred tax assets	$76,125	$74,034

The Tax Increase Prevention Act of 2014, which was signed into law on December 19, 2014, extends the federal R&D tax credit from January 1, 2014 through December 31, 2014. The federal R&D credit has not been extended beyond 2014. As of December 31, 2014, we had $1.3 million of federal R&D tax credit carryforwards. The federal R&D tax credit carryforwards will begin to expire in 2029. We also had $32.9 million of California R&D tax credit carryforwards. The California R&D tax credits can be carried forward indefinitely; however, we have provided a full valuation allowance for deferred tax assets related to the California R&D tax credits that are not expected to be realized.

As of December 31, 2014, we had $8.0 million of U.S. federal net operating loss carryforwards to offset our future taxable income. The U.S. federal net operating loss carryfowards were from one of our 2013 Acquisitions and will begin to expire in the year 2034, if not utilized. We expect the U.S. federal net operating loss carryforwards to be fully realizable in the future.

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

The valuation allowances of $32.8 million and $24.5 million as of December 31, 2014 and December 31, 2013, respectively, primarily relate to a California law change providing the option to elect the single sales factor apportionment method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The single sales method became mandatory for tax years beginning on or after January 1, 2013. We expect that the income subject to tax in California will be lower than under prior tax law and therefore realization of our California deferred tax assets is no longer more likely than not to occur.

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

The items accounting for the difference between income taxes computed at the federal statutory rate and income tax expense are as follows:

(In thousands)	2014	2013	2012
Tax expense at U.S. statutory rates	$183,410	$164,790	$207,171
State taxes, net of federal benefit	(2,193)	203	203
Foreign tax rate differential	(132,769)	(148,438)	(165,572)
Executive compensation deduction limitation	2,244	2,217	2,346
Research and development tax credits	(18,961)	(28,538)	(20,487)
Interest on unrecognized gross tax benefits	2,724	5,149	(1,968)
Deferred tax asset valuation allowance	7,277	6,068	7,532
Deferred charge amortization	2,163	864	—
Foreign dividends	—	27,707	—
Other, net	7,474	741	5,885

Total income tax expense	$51,369	$30,763	$35,110

During the fourth quarter of fiscal 2013 we recognized a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from an Altera U.S. entity to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. The deferred charge balance in Other current assets was $2.2 million as of December 31, 2014 and 2013, and $16.8 million and $18.9 million in Other assets, net as of December 31, 2014 and 2013, respectively. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

We file income tax returns with the IRS and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued the Notices determining that additional taxes of $19.8 million for 2002 through 2004 and an additional $21.4 million were due for 2005 through 2007, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit, and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008 and converted this amount to tax payments in March 2012.  On March 6, 2012 and April 20, 2012, we filed petitions challenging the two Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS has filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court has consolidated the two cases and a judge has been assigned. The federal statute of limitations for the 2002 and 2003 tax years has expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.

On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company service transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties filed a Joint Status Report with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014, and we are awaiting a rulling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
On April 19, 2013, the IRS notified us that we would be audited for each of the 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2010 and 2011 and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

During 2014, we reversed $6.9 million of liabilities for uncertain tax positions and the related interest upon the expiration of domestic and foreign statutes of limitation, which was offset by $0.9 million of true up adjustments resulting from the filing of tax returns in foreign jurisdictions.

During 2013, the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, extended the federal R&D tax credit retroactively for two years from January 1, 2012 through December 31, 2013. This resulted in an income tax benefit of $10.6 million for 2013. Also, in 2013, we reversed $30.3 million of liabilities and the related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitation, mostly related to the expiration of the federal statute of limitations for 2008 and 2009. The resulting decrease in our effective tax rate was substantially offset by $27.7 million of tax accrued on foreign dividends.

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

The aggregate changes in the balance of gross unrecognized tax benefits for 2014, 2013 and 2012 were as follows:

(In millions)	2014	2013	2012
Balance at beginning of year	$324.1	$296.4	$306.5
Additions based on tax positions related to the current year	51.4	67.3	45.1
Additions for tax positions of prior years	2.9	2.7	4.8
Reductions for tax positions of prior years	(14.6)	(42.3)	(60.0)
Balance at end of year	$363.8	$324.1	$296.4

As of December 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $341.1 million and $301.3 million, respectively. These amounts are presented net of federal benefits for the deduction of interest and other deductible items.

Estimated interest and penalties related to unrecognized tax benefits are recognized in tax expense. We recognized net expense of $4.2 million in 2014, primarily due to $5.8 million in interest and penalties related to general unrecognized tax benefits, offset by the reversal of $1.6 million of interest and penalties associated with uncertain tax positions upon the expiration of domestic statues of limitation. We recognized a net expense of $0.1 million and a net benefit of $6.0 million in 2013 and 2012, respectively. The balance of accrued and unpaid interest and penalties was $45.8 million and $48.8 million as of December 31, 2014 and 2013, respectively.

In connection with one of our acquisitions in 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in Other assets, net in each of our consolidated balance sheets as of December 31, 2014 and 2013. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

U.S. and foreign components of income (loss) before income taxes were:

(In thousands)	2014	2013	2012
U.S.	$(19,941)	$79,160	$26,216
Foreign	543,968	391,668	565,701

Income before income taxes	$524,027	$470,828	$591,917

Aggregate unremitted earnings of our foreign subsidiaries were $3.4 billion as of December 31, 2014. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to our U.S. entities, they would be subject to domestic and/or foreign taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Note 17: Segment and Geographic Information

We operate in a single industry segment comprised of the design, development, manufacture, and sale of PLDs and related software design tools. Our sales by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased our products. The geographic locations of our distributors may be different from the geographic locations of our end customers. Long-lived assets include Property and equipment, net, which were based on the physical location of the assets as of the end of each year.

Net sales by geographic location was as follows:

(In thousands)	2014	2013	2012
U.S.	$280,825	$288,936	$302,478

Japan	273,836	269,907	256,523
China	597,535	503,127	582,344
Europe	424,727	332,871	348,768
Other	355,166	337,731	292,922
Net sales from foreign locations	1,651,264	1,443,636	1,480,557

Net sales in total	$1,932,089	$1,732,572	$1,783,035

Property and equipment, net by geographic location was as follows:

(In thousands)	December 31, 2014	December 31, 2013

U.S.	$131,927	$139,082

Malaysia	54,503	55,509
Other	8,410	9,551
Property and equipment, net in foreign countries	62,913	65,060

Property and equipment, net in total	$194,840	$204,142

Note 18: Employee Benefits Plans

ALTERA CORPORATION SAVINGS AND RETIREMENT PLAN | We provide a retirement savings option to our eligible U.S. employees through the Altera Corporation Savings and Retirement Plan (the "401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan allows tax deferred salary deductions for eligible employees. Our Retirement Plans Committee administers the 401(k) Plan. Participants in the 401(k) Plan may make salary deferrals of up to 75% of their eligible compensation (when combining regular and catch-up contributions), limited by the maximum dollar amount allowed by the Internal Revenue Code. Participants who reach the age of fifty before the close of the 401(k) Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. For every dollar deferred under the 401(k) Plan, we make a matching contribution equal to 100% of the salary deferred per pay period with a maximum of $4,500 per participant in each of 2014, 2013 and 2012. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $6.3 million, $6.2 million, and $5.8 million in 2014, 2013, and 2012, respectively, and were expensed as incurred.

ALTERA CORPORATION NON-QUALIFIED DEFERRED COMPENSATION PLAN | We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (“NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of December 31, 2014, there were 125 participants in the NQDC Plan who self-direct their investments in the NQDC Plan, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $83.8 million and $83.2 million as of December 31, 2014 and December 31, 2013, respectively.

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	December 31, 2014	December 31, 2013

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$14,412	$16,699
Equity securities	33,521	32,628
Mutual funds	33,764	32,521
Subtotal	81,697	81,848

Level 2:
Fixed income securities	2,082	1,306
Total	$83,779	$83,154

(1) Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013.

Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain)/loss also represents an (increase)/decrease in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense/(benefit) associated with our NQDC Plan obligations is offset by (gain)/loss from the related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income, or cash balances.

Gain on deferred compensation plan securities from our NQDC plan assets for 2014, 2013 and 2012 consisted of the following:

(In thousands)	2014	2013	2012
Gross realized gains from sale of trading securities	$4,288	$2,639	$1,530
Gross realized losses from sale of trading securities	(11)	—	(5)
Dividend and interest income	2,525	876	1,483
Net unrealized holding gains/(losses)	(775)	7,090	4,047
Gain on deferred compensation plan securities	$6,027	$10,605	$7,055

OTHER EMPLOYEE BENEFIT PLANS We offer participation in a Service Award Program (“SAP”) to U.S. employees below the director level and to non-U.S. employees. The SAP provides employees with one to four weeks of additional paid vacation upon their achievement of five, ten, fifteen, twenty and twenty-five year service anniversaries. The following table presents the total long-term and short-term liabilities for this program, which are included in Accrued compensation and related liabilities and Other non-current liabilities.

(In thousands)	December 31, 2014	December 31, 2013

Accrued compensation and related liabilities	$3,171	$2,564
Other non-current liabilities	4,193	5,370
	$7,364	$7,934

Note 19: Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we have satisfied as of December 31, 2014. As of December 31, 2014, we have not borrowed any funds under the Facility.

Long-Term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	December 31, 2014	December 31, 2013

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,557	$596,920
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,559	395,056
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,643	499,490
Total long-term debt		$1,492,759	$1,491,466

In 2013, we issued $600 million aggregate principal amount of 2.50% senior notes (the “2.50% Notes”) and $400 million aggregate principal amount of 4.10% senior notes (the “4.10% Notes”) for stock repurchase and general corporate purposes. We received net proceeds of $991.8 million, after deduction of a discount of $8.2 million, and we capitalized direct debt issuance costs of $5.5 million from issuance of the 2.50% Notes and the 4.10% Notes.

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

The direct debt issuance costs associated with the Notes are recorded in Other assets, net in our consolidated balance sheets and are amortized to Interest expense in our consolidated statements of comprehensive income over the contractual term using the effective interest method.

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,443)	(3,080)	(4,441)	(4,944)	(357)	(510)
Net carrying value	$597,557	$596,920	$395,559	$395,056	$499,643	$499,490

Interest expense related to the Notes were included in Interest expense in the consolidated statements of comprehensive income as follows:

(In thousands)	2014	2013	2012

Contractual coupon interest	$40,155	$14,043	$5,682
Amortization of debt issuance costs	1,822	1,114	648
Amortization of debt discount	1,293	343	102
Total interest expense related to the Notes	$43,270	$15,500	$6,432

The other components of Interest expense in our consolidated statements of comprehensive income are interest expense incurred in 2013 as part of the assumed debt in one of our 2013 Acquisitions, interest expense incurred under the former credit agreement dated August 31, 2007 which was paid in full in May 2012, bank service fees incurred in connection with our credit facility, and trustee service fees incurred in connection with the Notes.

As of December 31, 2014, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2015	$—
2016	—
2017	500,000
2018	600,000
2019	—
2020 and thereafter	400,000
Total	$1,500,000

The Notes are measured at fair value on a quarterly basis for disclosure purposes. Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Estimated fair value	$606,564	$598,836	$417,480	$392,680	$501,460	$501,310

Note 20: Declaration of Dividend Subsequent to December 31, 2014

On January 19, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on March 2, 2015 to stockholders of record on February 10, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Altera Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of Altera Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 13, 2015

Supplementary Financial Data (unaudited)
Quarterly Financial Information

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$461,092	$491,517	$499,606	$479,873
Gross margin	$309,224	$329,126	$333,587	$311,701
Research and development expense	$97,657	$101,121	$112,078	$107,314
Selling, general, and administrative expense	$74,507	$78,974	$77,724	$81,044
Net income	$116,514	$127,004	$118,009	$111,131
Basic net income per share	$0.37	$0.41	$0.38	$0.37
Diluted net income per share	$0.37	$0.41	$0.38	$0.36
Dividends per common share	$0.15	$0.15	$0.18	$0.18

2013
Net sales	$410,501	$421,759	$445,945	$454,367
Gross margin	$284,418	$286,655	$304,420	$310,343
Research and development expense	$87,717	$95,489	$95,336	$106,643
Selling, general, and administrative expense	$78,600	$77,869	$78,907	$84,692
Net income	$120,189	$101,509	$119,432	$98,934
Basic net income per share	$0.38	$0.32	$0.37	$0.31
Diluted net income per share	$0.37	$0.31	$0.37	$0.31
Dividends per common share	$0.10	$0.10	$0.15	$0.15

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item concerning our executive officers is incorporated by reference to the section entitled "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K. Information required by this Item concerning our directors and our nominees is incorporated by reference to the sections entitled “Proposal One - Election of Directors”, "Board and Corporate Governance Matters" and "Board of Directors and Committees" in our 2015 Proxy Statement. Information required by this Item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The sections entitled “Executive Compensation” and “Director Compensation” in our 2015 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2015 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The sections entitled “Director Compensation” and “Certain Relationships and Related-Party Transactions” in our 2015 Proxy Statement are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section entitled “Audit, Audit Related, Tax Fees and All Other Fees” in our 2015 Proxy Statement is incorporated herein by reference.

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
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 13, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

/s/ JOHN P. DAANE	President, Chief Executive Officer, and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 13, 2015
John P. Daane

/s/ RONALD J. PASEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2015
Ronald J. Pasek

/s/ A. BLAINE BOWMAN	Director	February 13, 2015
A. Blaine Bowman

/s/ ELISHA W. FINNEY	Director	February 13, 2015
Elisha W. Finney

/s/ KEVIN MCGARITY	Director	February 13, 2015
Kevin McGarity

/s/ T. MICHAEL NEVENS	Director	February 13, 2015
T. Michael Nevens

/s/ KRISH A. PRABHU	Director	February 13, 2015
Krish A. Prabhu

/s/ SHANE V. ROBISON	Director	February 13, 2015
Shane V. Robison

/s/ JOHN SHOEMAKER	Director	February 13, 2015
John Shoemaker

/s/ THOMAS H. WAECHTER	Director	February 13, 2015
Thomas H. Waechter

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended and restated on May 9, 2012	Form 8-K	5/11/2012

3.2	Amended and Restated By-Laws of the Registrant, as amended and restated on November 21, 2012	Form 8-K	11/27/2012

4.1	Specimen copy of certificate for shares of common stock of the Registrant.	Form 10-K	3/30/1998

4.2	Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.3	First Supplemental Indenture, dated May 8, 2012, by and between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	5/8/2012

4.4	Form of Note for Altera Corporation's 1.750% Senior Notes due 2017	Form 8-K	5/8/2012

4.5	Second Supplemental Indenture, dated November 1, 2013, between Altera Corporation and U.S. Bank National Association, as trustee	Form 8-K	11/1/2013

4.6	Form of Note for Altera Corporation’s 2.500% Senior Notes due 2018	Form 8-K	11/1/2013

4.7	Form of Note for Altera Corporation’s 4.100% Senior Notes due 2023	Form 8-K	11/1/2013

10.2+	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 13, 2014	Form 10-Q	7/25/2014

10.3+	Form of Indemnification Agreement entered into with each of the Registrant's officers and directors.	Form 10-Q	11/3/2008

10.9+	Altera Corporation Nonqualified Deferred Compensation Plan, as amended effective August 28, 2014	Form 10-Q	10/24/2014

10.10+	Form of Deferred Compensation Agreement

10.11*	Wafer Supply Agreement, dated June 26, 1995, by and between the Registrant and Taiwan Semiconductor Manufacturing Co., Ltd.	Form 10-Q	8/14/1995

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
		Form 10-K	3/24/2000

10.14	Consent to Assignment of TSMC Agreements, effective as of July 3, 2004	Form 10-Q	8/10/2004

10.15+	Altera Corporation 1996 Stock Option Plan, as amended effective as of December 18, 2006	Form 10-Q	8/6/2007

10.16+	Form of Stock Option Agreement under 1996 Stock Option Plan	Form 10-K	3/11/2003

10.17+	Form of Executive Officer Stock Option Agreement under 1996 Stock Option Plan	Form 10-Q	11/9/2004

10.18+	1998 Director Stock Option Plan, as amended effective October 2001	Form 10-K	3/8/2002

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

10.19+	Form of Stock Option Agreement under 1998 Director Stock Option Plan	Form 10-Q	5/14/2001

10.20+	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 13, 2014	Form 10-Q	7/25/2014

10.21+	Form of Director Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	8/9/2005

10.22+	Form of Employee Stock Option Agreement under the Altera Corporation 2005 Equity Incentive Plan	Form 10-Q	7/26/2012

10.23+	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan	Form 8-K	2/2/2006

10.30+	Altera Corporation 2014 Executive Bonus Plan	Form 8-K	3/13/2014

10.31	Distribution Agreement with Arrow Electronics Incorporated, effective January 11, 2011	Form 8-K	1/18/2011

10.32*	Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of May 22, 2002	Form 10-K	3/11/2005

10.33*	Letter Amendment to Fee-For-Service Letter Agreement with Arrow Electronics Incorporated, dated as of January 3, 2005	Form 10-K	3/11/2005

10.37	Credit Agreement, dated as of August 31, 2007, by and between Registrant, Citicorp USA, Inc. and Bank of America, N.A., and certain Other Lenders	Form 8-K	9/5/2007

10.38+	Avalon Microelectronics Inc. Amended and Restated Stock Option Plan, dated as of December 10, 2010	Form 10-K	2/16/2011

10.39	Credit Agreement, dated as of June 29, 2012, by and among Altera Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	7/3/2012

10.40*	Intel Corporation Amended and Restated Foundry and Manufacturing Customer Agreement, effective as of February 21, 2013, by and among Intel Corporation, Altera Corporation and Altera International Inc.	Form 10-Q	4/26/2013

10.41+	Enpirion, Inc. 2004 Stock Option Plan, including amendments thereto	Form S-8	5/30/2013

10.42+	Form of Award Agreement (Restricted Stock Units) under the Altera Corporation 2005 Equity Incentive Plan (VP and Above)	Form 10-Q	7/25/2014

10.43	Change of Control and Severance Agreement by and between Altera Corporation and John P. Daane, dated October 14, 2014	Form 8-K	10/17/2014

10.44
Form of Change of Control and Severance Agreement by and between Altera Corporation and Danny K. Biran, William Y. Hata, Bradley S. Howe, Kevin H. Lyman, Mark J. Nelson, Ronald J. Pasek, Katherine E. Schuelke, and Jeffrey W. Waters.
		Form 8-K	10/17/2014

#11.1	Computation of Earnings per Share (included in Note 13 to our consolidated financial statements)

#21.1	Subsidiaries of the Registrant

#23.1	Consent of PricewaterhouseCoopers LLP

#24.1	Power of Attorney (included in this Annual Report on Form 10-K)

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________________

#	Filed herewith.

##	Furnished herewith.

*	Confidential treatment has been granted for portions of this exhibit.

+	Management contract or compensatory plan or arrangement.