Form 10-Q
period 2015-03-27
ALTERA CORP
filed 2015-04-24
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at April 10, 2015: 301,088,968

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	March 27, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,207,101	$2,426,367
Short-term investments	168,849	151,519
Total cash, cash equivalents, and short-term investments	2,375,950	2,577,886
Accounts receivable, net	433,690	377,964
Inventories	155,353	153,387
Deferred income taxes — current	62,144	56,048
Deferred compensation plan — marketable securities	65,075	69,367
Deferred compensation plan — restricted cash equivalents	20,226	14,412
Other current assets	42,336	39,479
Total current assets	3,154,774	3,288,543
Property and equipment, net	215,309	194,840
Long-term investments	2,139,810	1,942,343
Deferred income taxes — non-current	20,258	20,077
Goodwill	74,341	74,341
Acquisition-related intangible assets, net	69,827	72,291
Other assets, net	92,746	81,791
Total assets	$5,767,065	$5,674,226
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$46,918	$49,140
Accrued liabilities	33,727	28,384
Accrued compensation and related liabilities	60,234	69,837
Deferred compensation plan obligations	85,301	83,779
Deferred income and allowances on sales to distributors	411,558	344,168
Total current liabilities	637,738	575,308
Income taxes payable — non-current	326,700	313,447
Long-term debt	1,493,082	1,492,759
Other non-current liabilities	6,798	6,886
Total liabilities	2,464,318	2,388,400
Commitments and contingencies
(See “Note 12 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 301,025 shares at March 27, 2015 and 302,430 shares at December 31, 2014	301	302
Capital in excess of par value	1,170,315	1,165,259
Retained earnings	2,108,201	2,110,620
Accumulated other comprehensive income	23,930	9,645
Total stockholders' equity	3,302,747	3,285,826
Total liabilities and stockholders' equity	$5,767,065	$5,674,226
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2015	March 28, 2014
Net sales	$435,485	$461,092
Cost of sales	156,263	151,868
Gross margin	279,222	309,224
Research and development expense	103,231	97,657
Selling, general, and administrative expense	70,506	74,507
Amortization of acquisition-related intangible assets	2,464	2,465
Compensation expense — deferred compensation plan	27	1,454
Gain on deferred compensation plan securities	(27)	(1,454)
Interest income and other	(6,596)	(5,985)
Gain reclassified from other comprehensive income	(2,506)	(48)
Interest expense	10,408	10,488
Income before income taxes	101,715	130,140
Income tax expense	6,863	13,626
Net income	94,852	116,514

Other comprehensive income:
Unrealized holding gain on investments:
Unrealized holding gain on investments arising during period, net of tax of $41 and $24	16,785	12,560
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $6 and $4	(2,500)	(44)
Other comprehensive income	14,285	12,516
Comprehensive income	$109,137	$129,030

Net income per share:
Basic	$0.31	$0.37
Diluted	$0.31	$0.37

Shares used in computing per share amounts:
Basic	301,308	316,552
Diluted	303,285	318,901

Dividends per common share	$0.18	$0.15

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 27, 2015	March 28, 2014

Cash Flows from Operating Activities:
Net income	$94,852	$116,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,453	14,628
Amortization of acquisition-related intangible assets	2,464	2,465
Amortization of debt discount and debt issuance costs	779	779
Stock-based compensation	20,325	23,347
Net gain on sale of available-for-sale securities	(2,506)	(48)
Amortization of investment discount/premium	2,129	685
Deferred income tax benefit	(651)	(1,711)
Tax effect of employee stock plans	—	(217)
Excess tax benefit from employee stock plans	(203)	(326)
Changes in assets and liabilities:
Accounts receivable, net	(55,726)	39,623
Inventories	(1,966)	5,743
Other assets	(9,098)	(5,185)
Accounts payable and other liabilities	(2,998)	(3,425)
Deferred income and allowances on sales to distributors	67,390	(73,227)
Income taxes payable and receivable, net	5,894	10,111
Deferred compensation plan obligations	1,495	674
Net cash provided by operating activities	136,633	130,430
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,593)	(12,622)
Purchases of deferred compensation plan securities, net	(1,495)	(674)
Purchases of available-for-sale securities	(625,960)	(103,982)
Proceeds from sale of available-for-sale securities	387,985	35,562
Proceeds from maturity of available-for-sale securities	37,472	41,548
Purchases of intangible assets	(257)	—
Purchases of other investments	(2,000)	—
Net cash used in investing activities	(242,848)	(40,168)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	1,408	6,082
Shares withheld for employee taxes	(2,994)	(3,048)
Payment of dividends to stockholders	(54,161)	(47,554)
Long-term debt and credit facility issuance costs	—	(1,321)
Repurchases of common stock	(57,507)	(161,794)
Excess tax benefit from employee stock plans	203	326
Net cash used in financing activities	(113,051)	(207,309)
Net decrease in cash and cash equivalents	(219,266)	(117,047)
Cash and cash equivalents at beginning of period	2,426,367	2,869,158
Cash and cash equivalents at end of period	$2,207,101	$2,752,111
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Altera Corporation and its subsidiaries, collectively referred to herein as “Altera”, “we”, “us”, or “our”, have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. This financial information reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The December 31, 2014 consolidated balance sheet data was derived from our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), but does not include all disclosures required by U.S. GAAP. The consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The consolidated operating results for the three months ended March 27, 2015 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new financial accounting standard on revenue from contracts with customers, Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis". This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

Note 3 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	March 27, 2015
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(13,398)	$54,272	9.4 years
Customer relationships	12,910	(3,967)	8,943	6.8 years
Trade name	3,700	(774)	2,926	8.9 years
Non-competition agreements	700	(650)	50	2.0 years
Other intangible assets	930	(794)	136	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(19,583)	66,327
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(19,583)	$69,827

	December 31, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(11,607)	$56,063	9.4 years
Customer relationships	12,910	(3,493)	9,417	6.8 years
Trade name	3,700	(670)	3,030	8.9 years
Non-competition agreements	700	(563)	137	2.0 years
Other intangible assets	930	(786)	144	1.2 years
Acquisition-related intangible assets subject to amortization, net	85,910	(17,119)	68,791
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(17,119)	$72,291

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to two acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transferred to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to Research and development expense in the consolidated statements of comprehensive income. No projects were abandoned in 2014 or 2015. The remaining IPR&D project as of March 27, 2015 is expected to be completed in the third quarter of 2015.

Based on the carrying value of Acquisition-related intangible assets, net as of March 27, 2015, the annual amortization expense for Acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2015 (remaining nine months)	$7,182
2016	9,327
2017	9,151
2018	9,039
2019	8,938
2020 and Thereafter	22,690
Total	$66,327

Note 4 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	March 27, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$67,652	$—	$—	$67,652	$67,652	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,133,747	—	—	2,133,747	2,133,747	—	—
U.S. treasury securities	1,085,784	20,551	(101)	1,106,234	5,702	44,690	1,055,842
Subtotal	3,219,531	20,551	(101)	3,239,981	2,139,449	44,690	1,055,842

Level 2:
U.S. agency securities	22,236	19	—	22,255	—	9,795	12,460
Non-U.S. government securities	41,819	29	(15)	41,833	—	11,926	29,907
Municipal bonds	2,000	3	—	2,003	—	2,003	—
Corporate debt securities	1,138,545	4,039	(548)	1,142,036	—	100,435	1,041,601
Subtotal	1,204,600	4,090	(563)	1,208,127	—	124,159	1,083,968
Total	$4,491,783	$24,641	$(664)	$4,515,760	$2,207,101	$168,849	$2,139,810

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$57,505	$—	$—	$57,505	$57,505	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,366,799	—	—	2,366,799	2,366,799	—	—
U.S. treasury securities	1,338,162	12,721	(2,302)	1,348,581	500	38,938	1,309,143
Subtotal	3,704,961	12,721	(2,302)	3,715,380	2,367,299	38,938	1,309,143

Level 2:
U.S. agency securities	21,186	12	(7)	21,191	—	11,748	9,443
Non-U.S. government securities	31,281	2	(17)	31,266	—	19,459	11,807
Municipal bonds	2,000	2	—	2,002	—	1,001	1,001
Corporate debt securities	693,638	362	(1,115)	692,885	1,563	80,373	610,949
Subtotal	748,105	378	(1,139)	747,344	1,563	112,581	633,200
Total	$4,510,571	$13,099	$(3,441)	$4,520,229	$2,426,367	$151,519	$1,942,343

As of March 27, 2015, we had cost method investments of approximately $24.6 million. These investments are included within Other assets, net  on our consolidated balance sheets. The investments are non-marketable equity investments in privately held companies in which we have less than a 20% interest and no significant influence over the investee's operations. We report these investments at cost, except when investments are found to be other-than-temporarily impaired after an impairment review. We did not recognize any impairment losses for 2015 or 2014.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of March 27, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 27, 2015
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$174,432	$174,551
Due after one year through five years	1,712,133	1,717,868
Due between six and ten years	403,819	421,942
	$2,290,384	$2,314,361

As of March 27, 2015, we had 272 available-for-sale securities, or $354.9 million out of our total investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $0.7 million. As of December 31, 2014, we had 508 available-for-sale securities, or $1.1 billion out of our total investment portfolio, that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 5 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net consisted of the following:

(In thousands)	March 27, 2015	December 31, 2014
Gross accounts receivable	$434,190	$380,442
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	—	(1,978)
Accounts receivable, net	$433,690	$377,964

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their contract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended
(Percentage of Net Sales)	March 27, 2015	March 28, 2014

Sales to distributors	73%	74%
Sales to OEMs	27%	26%
	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	41%	38%
Macnica, Inc. (“Macnica”)	20%	24%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months ended March 27, 2015 or March 28, 2014.

For the quarterly periods ended March 27, 2015 and March 28, 2014, one OEM accounted for 12% and 11%, respectively, of our net sales. No other individual OEM accounted for more than 10% of our net sales for the quarterly periods ended March 27, 2015 or March 28, 2014.

As of March 27, 2015, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 50%, respectively, of our total accounts receivable. As of December 31, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of March 27, 2015 or December 31, 2014.

Note 6 — Inventories

Inventories consisted of the following:

(In thousands)	March 27, 2015	December 31, 2014
Raw materials	$6,342	$6,826
Work in process	107,653	95,675
Finished goods	41,358	50,886
Total inventories	$155,353	$153,387

Note 7 — Property and Equipment, Net

Property and equipment, net consisted of the following:

(In thousands)	March 27, 2015	December 31, 2014
Land and land rights	$23,157	$23,157
Buildings	161,096	161,070
Equipment and software	317,240	298,069
Office furniture and fixtures	24,686	24,601
Leasehold improvements	13,015	12,800
Construction in progress	1,806	9,597
Property and equipment, at cost	541,000	529,294
Accumulated depreciation	(325,691)	(334,454)
Property and equipment, net	$215,309	$194,840

Depreciation expense was $12.8 million and $13.0 million for the three months ended March 27, 2015 and March 28, 2014, respectively. Depreciation and amortization expense as presented in our consolidated statements of cash flows includes the above amounts, together with amortization expense on our non-acquisition related intangible assets.

Note 8 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors consisted of the following:

(In thousands)	March 27, 2015	December 31, 2014

Deferred revenue on shipment to distributors	$440,453	$369,560
Deferred cost of sales on shipment to distributors	(35,479)	(32,172)
Deferred income on shipment to distributors	404,974	337,388
Other deferred revenue (1)	6,584	6,780
Total	$411,558	$344,168
(1) Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Three Months Ended
(In thousands)	March 27, 2015	March 28, 2014

Balance at beginning of period	$344,168	$487,746
Deferred revenue recognized upon shipment to distributors	1,478,292	1,354,597
Deferred cost of sales recognized upon shipment to distributors	(70,524)	(66,527)
Revenue recognized upon sell-through to end customers	(249,284)	(277,671)
Cost of sales recognized upon sell-through to end customers	66,651	66,733
Earned distributor price concessions (1)	(1,147,370)	(1,137,745)
Returns	(10,198)	(11,163)
Other	(177)	(1,451)
Balance at end of period	$411,558	$414,519

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

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income on our consolidated balance sheets as of March 27, 2015 and December 31, 2014 consisted of accumulated unrealized gains on available-for-sale securities, net of tax. As of March 27, 2015 and December 31, 2014, accumulated unrecognized gains on available-for-sale securities, net of tax, was $23.9 million and $9.6 million, respectively.

Note 10 — Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

	Three Months Ended
(In thousands, except per share amounts)	March 27, 2015	March 28, 2014

Basic:
Net income	$94,852	$116,514
Basic weighted shares outstanding	301,308	316,552
Net income per share	$0.31	$0.37

Diluted:
Net income	$94,852	$116,514

Weighted shares outstanding	301,308	316,552
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	1,977	2,349

Diluted weighted shares outstanding	303,285	318,901

Net income per share	$0.31	$0.37

In applying the treasury stock method, we excluded 1.2 million and 1.9 million stock option shares and restricted stock unit (including performance-based restricted stock unit) shares for the three months ended March 27, 2015 and March 28, 2014, respectively, because their effect was anti-dilutive. While these shares have been anti-dilutive, they could be dilutive in the future.

Note 11 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of March 27, 2015. As of March 27, 2015, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	March 27, 2015	December 31, 2014

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,717	$597,557
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,684	395,559
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,681	499,643
Total long-term debt		$1,493,082	$1,492,759

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

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	March 27, 2015	December 31, 2014	March 27, 2015	December 31, 2014	March 27, 2015	December 31, 2014

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,283)	(2,443)	(4,316)	(4,441)	(319)	(357)
Net carrying value	$597,717	$597,557	$395,684	$395,559	$499,681	$499,643

Interest expense related to the Notes was included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended
(In thousands)	March 27, 2015	March 28, 2014

Contractual coupon interest	$9,538	$9,652
Amortization of debt issuance costs	456	456
Amortization of debt discount	323	323
Total interest expense related to the Notes	$10,317	$10,431

The other component of Interest expense in our consolidated statements of comprehensive income is interest expense incurred related to bank service fees incurred in connection with our credit facility.

As of March 27, 2015, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2015 (remaining nine months)	$—
2016	—
2017	500,000
2018	600,000
2019	—
2020 and after	400,000
Total	$1,500,000

The Notes are measured at fair value on a quarterly basis for disclosure purposes. Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	March 27, 2015	December 31, 2014	March 27, 2015	December 31, 2014	March 27, 2015	December 31, 2014

Estimated fair value	$613,746	$606,564	$427,112	$417,480	$503,655	$501,460

Note 12 — Commitments and Contingencies

Indemnification and Product Warranty

We indemnify certain customers, distributors, suppliers, and subcontractors for attorney's fees and damages and costs awarded against these parties in certain circumstances in which our products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claims nor have we been required to defend any action related to our indemnification obligations, and, accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 27, 2015, we had approximately $181.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

Operating Leases

We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2020 and beyond. There have been no significant changes to our operating lease obligations since December 31, 2014.

Other Commitments

As of December 31, 2014, we had $59.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance expiring at various dates through December 31, 2017. As of March 27, 2015, we had $12.8 million of outstanding non-cancelable license obligations remaining to be paid in equal quarterly installments through December 2017.

Legal Proceedings

On July 17, 2014, PLL Technologies, Inc. ("PTI") filed a patent infringement lawsuit against Altera and three additional defendants in the United States District Court for the District of Delaware seeking unspecified damages, interest, costs, and fees.  On October 1, 2014, PTI amended its complaint, and on October 20, 2014, Altera answered the complaint, denying the patents are valid and denying infringement. The outcome of the above matter is not expected to have a material adverse effect on our consolidated operating results or financial position.
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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties have filed a series of Joint Status Reports with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014 and we are awaiting a ruling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.

Note 13 — Stock-Based Compensation

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

We settle employee stock option exercises, Employee Stock Purchase Plan ("ESPP") purchases, and the vesting of RSUs and PRSUs with newly issued common shares.

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

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 27, 2015	March 28, 2014

Cost of sales	$407	$467
Research and development expense	8,943	10,273
Selling, general, and administrative expense	10,975	12,607
Pre-tax stock-based compensation expense	20,325	23,347
Less: income tax benefit	(5,621)	(6,194)
Net stock-based compensation expense	$14,704	$17,153

No stock-based compensation was capitalized during any period presented above. As of March 27, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options, RSUs, PRSUs and ESPP shares that are expected to vest was approximately $103.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.0 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the RSU awards granted under our stock-based compensation plans were as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014
RSUs:
Risk-free interest rate	0.7%	0.6%
Dividend yield	2.1%	1.9%
Weighted-average estimated fair value	$32.20	$30.40

We granted 303,260, 262,647 and 66,489 market-based PRSUs in 2014, 2013 and 2012, respectively, to senior executives. As of March 27, 2015, the majority of these market-based PRSUs were still outstanding, and no market-based PRSUs had vested. For market-based PRSU grants made on May 13, 2014, May 5, 2014, May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $31.13, $31.23, $33.03 and $41.18, respectively.

A summary of activity for our RSUs and PRSUs for the three months ended March 27, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of March 27, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	5,506	$34.00
Grants	92	$34.00
Vested	(222)	$38.94
Forfeited/Cancelled	(79)	$33.88
Outstanding, March 27, 2015	5,297	$33.80	1.2	$235,136
Vested and expected to vest, March 27, 2015	4,792	$33.80	1.2	$212,699

(1)
Aggregate intrinsic value represents the closing price per share of our stock on March 27, 2015, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of March 27, 2015.

A summary of stock option activity for the three months ended March 27, 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 27, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	2,074	$32.60
Grants	—	$—
Exercises	(104)	$20.40
Forfeited/Cancelled/Expired	(17)	$32.37
Outstanding, March 27, 2015	1,953	$33.26	5.1	$21,741
Exercisable, March 27, 2015	1,524	$32.75	4.6	$17,732
Vested and expected to vest, March 27, 2015	1,931	$33.25	5.1	$21,518

(1)
For those stock options with an exercise price below the closing price per share on March 27, 2015, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on March 27, 2015, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of March 27, 2015.

For the three months ended March 27, 2015, 0.1 million non-qualified stock option shares were exercised. The total intrinsic value of stock options exercised for the three months ended March 27, 2015 was $1.7 million. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises during the three months ended March 27, 2015 was $2.1 million.

As of March 27, 2015, our 2005 Equity Incentive Plan had a total of 25.7 million shares reserved for future issuance, of which 17.8 million shares were available for future grants.

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

There were no shares sold to employees under the ESPP during the three months ended March 27, 2015 or March 28, 2014. As of March 27, 2015, 3.4 million shares were available for future issuance under the ESPP.

Note 14 — Stockholders’ Equity

We repurchase shares under our stock repurchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There were 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of March 27, 2015. Since the inception of the stock repurchase program through March 27, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of $5.0 billion.

During the three months ended March 27, 2015, we repurchased 1.6 million shares of our common stock for a total of $57.5 million under our stock repurchase program at an average price per share of $34.95. During the three months ended March 28, 2014, we repurchased 4.6 million shares of our common stock for a total of $161.8 million under our stock repurchase program at an average price per share of $35.16. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

Note 15 — Income Taxes

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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS have filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties have filed a series of Joint Status Reports with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014 and we are awaiting a ruling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.
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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory tax rate of 35%. The fluctuations in our effective tax rate in a given year are also impacted by the recognition of net tax benefits associated with the reversal of unrecognized tax benefits and related interest resulting from the expiration of statutes of limitations in federal and foreign jurisdictions and the resolution of certain issues with the IRS. Our effective tax rate for the three months ended March 27, 2015 was 6.7% compared with 10.5% for the three months ended March 28, 2014. The decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2015 compared with the same period in 2014. During the three months ended March 27, 2015, we recognized a net benefit of $7.1 million related to foreign tax credits earned in excess of a foreign dividend. During the three months ended March 28, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of domestic statutes of limitation, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions.

As of March 27, 2015, we had total gross unrecognized tax benefits of $348.9 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $47.3 million and $45.8 million for interest and penalties related to uncertain tax positions as of March 27, 2015 and December 31, 2014, respectively.

During the fourth quarter of fiscal 2013, we recorded a deferred charge for the deferral of income tax expense on intercompany profits that resulted from the sale of our newly acquired intellectual property rights from one of our U.S. subsidiaries to one of our foreign subsidiaries. The deferred charge is included in Other current assets and Other assets, net on our consolidated balance sheets. As of March 27, 2015, the deferred charge balance in Other current assets was $2.2 million, and $16.4 million in Other assets, net. The deferred charge will be amortized on a straight-line basis as a component of income tax expense over ten years, based on the economic life of the intellectual property and is not expected to have a material impact on our effective tax rate.

In connection with one of our acquisitions in 2013, we are indemnified by the selling company for certain potential tax obligations arising prior to the acquisition. We have recognized a tax indemnification receivable of $6.5 million in Other assets, net on our consolidated balance sheets. We do not expect any significant effect on earnings or cash flows related to these potential tax obligations.

Note 16 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of March 27, 2015, there were 122 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $85.3 million and $83.8 million as of March 27, 2015 and December 31, 2014, respectively.

Investment income or loss from the NQDC Plan are recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain)/loss also represents an (increase)/decrease in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense/(benefit) associated with our NQDC Plan obligations is offset by the (gain)/loss from the related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	March 27, 2015	December 31, 2014

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$20,226	$14,412
Equity securities	30,314	33,521
Mutual funds	32,881	33,764
Subtotal	83,421	81,697

Level 2:
Fixed income securities	1,880	2,082
Total	$85,301	$83,779

(1) Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash equivalents in the accompanying consolidated balance sheets as of March 27, 2015 and December 31, 2014.

Note 17 — Declaration of Dividend Subsequent to March 27, 2015

On April 20, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on June 1, 2015 to stockholders of record on May 11, 2015.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Part II Item 1A of this report and those risks described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of comprehensive income and financial position. Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management's most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, and (3) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Overview

	Three Months Ended			Three Months Ended
(In thousands, except share and per share data)	March 27, 2015	December 31, 2014	Change	March 27, 2015	March 28, 2014	Change
Net sales	$435,485	$479,873	$(44,388)	$435,485	$461,092	$(25,607)
Gross margin	$279,222	$311,701	$(32,479)	$279,222	$309,224	$(30,002)
Operating margin (1)	$103,021	$120,878	$(17,857)	$103,021	$134,595	$(31,574)

Operating cash flows	$136,633	$150,778	$(14,145)	$136,633	$130,430	$6,203
Total cash, cash equivalents and investments	$4,515,760	4,520,229	$(4,469)	$4,515,760	$4,627,484	$(111,724)

Diluted shares	303,285	305,614	(2,329)	303,285	318,901	(15,616)
Diluted net income per share	$0.31	$0.36	$(0.05)	$0.31	$0.37	$(0.06)

Dividends per common share	$0.18	$0.18	$—	$0.18	$0.15	$0.03

(1)
We define operating margin as gross margin less research and development expense, selling, general and administrative expense and amortization of acquisition-related intangible assets. This presentation differs from income from operations as defined by United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"), as it excludes the effect of compensation expense associated with our deferred compensation plan obligations presented in Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income.

Our first quarter 2015 net sales of $435.5 million decreased 9% from the fourth quarter of 2014. Net sales decreased sequentially in all of our product categories in the first quarter of 2015. Net sales of our New Products declined 9% sequentially, which was mainly attributable to a net sales decline in our 40 nm product family partially offset by a slight increase in net sales in our 60/65 nm product family. Net sales decreased in all of our vertical markets, and net sales decreased in all geographies except the Americas, which remained relatively flat sequentially. Our gross margin percentage decreased from 65.0% in the fourth quarter of 2014 to 64.1% for the first quarter of 2015, due to an unfavorable mix across certain vertical markets along with an unfavorable customer mix within certain vertical markets.

For the second quarter of 2015, we are forecasting a 4% to 8% decrease in net sales compared with the first quarter of 2015. The Telecom & Wireless and Other vertical markets are expected to decline in the second quarter of 2015. The Networking, Computer & Storage vertical market is expected to remain flat while the Industrial Automation, Military& Automotive vertical market is expected to grow. The forecast also reflects a more favorable customer mix in the second quarter of 2015, and as such, we are forecasting the gross margin percentage to be in the 66.5% to 67.5% range.

We continue to generate strong operating cash flows, with $136.6 million in cash flows from operations for the first quarter of 2015. We ended the quarter with $4.5 billion in cash, cash equivalents and investments. During the first quarter of 2015, we returned cash to shareholders by paying a $54.2 million cash dividend and repurchasing $57.5 million of common stock through our stock repurchase program. On April 20, 2015, our board of directors declared a cash dividend of $0.18 per share for the second quarter of 2015.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014
Net sales	100.0%	100.0%
Cost of sales	35.9%	32.9%
Gross margin	64.1%	67.1%
Research and development expense	23.7%	21.2%
Selling, general, and administrative expense	16.2%	16.2%
Amortization of acquisition-related intangible assets	0.6%	0.5%
Compensation expense - deferred compensation plan	—%	0.3%
Gain on deferred compensation plan securities	—%	(0.3)%
Interest income and other	(1.5)%	(1.3)%
Interest expense	2.4%	2.3%
Income tax expense	1.6%	3.0%
Net income	21.8%	25.3%

Net sales for the first quarter of 2015 decreased by 6% from the first quarter of 2014. Net sales decreased in our Main and Mature and Other Products, which was partially offset by an increase in net sales in our New Products due to an increase in demand for our 28 nm product over the past year. Net sales decreased year over year in our Telecom & Wireless and Industrial Automation, Military & Automotive vertical markets, which was partially offset by growth in our Networking, Computer & Storage and Other vertical markets. Net sales decreased in all geographies except the Americas, which was relatively flat in the first quarter of 2015 compared with the first quarter of 2014.

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

New Products are primarily comprised of our most recently released products. Customers typically select these products for their latest generation of electronic systems. Demand is generally driven by prototyping and production needs. Mainstream Products are somewhat older products that are generally contributing less to design wins. Demand is driven by customers' later stage production-based needs. Mature Products are yet older products with demand generated by the oldest customer systems still in production. This category also includes sales of software, intellectual property and other miscellaneous devices.

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 27, 2015	March 28, 2014	December 31, 2014

New	59%	49%	59%	15%	(9)%
Mainstream	19%	23%	18%	(20)%	(5)%
Mature and Other	22%	28%	23%	(29)%	(14)%
Net Sales	100%	100%	100%	(6)%	(9)%

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

Net sales by vertical market were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 27, 2015	March 28, 2014	December 31, 2014

Telecom & Wireless	42%	45%	42%	(12)%	(8)%
Industrial Automation, Military & Automotive	21%	22%	22%	(7)%	(13)%
Networking, Computer & Storage	17%	15%	16%	2%	(8)%
Other	20%	18%	20%	7%	(8)%
Net Sales	100%	100%	100%	(6)%	(9)%

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

Net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 27, 2015	March 28, 2014	December 31, 2014

FPGA	84%	83%	84%	(4)%	(9)%
CPLD	8%	9%	8%	(10)%	(8)%
Other Products	8%	8%	8%	(14)%	(15)%
Net Sales	100%	100%	100%	(6)%	(9)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change
	March 27, 2015	March 28, 2014	December 31, 2014

Americas	17%	15%	15%	4%	(1)%
Asia Pacific	45%	43%	41%	(1)%	(2)%
EMEA	27%	26%	30%	(3)%	(17)%
Japan	11%	16%	14%	(32)%	(26)%
Net Sales	100%	100%	100%	(6)%	(9)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $1.1 billion in each of the three months ended March 27, 2015 and March 28, 2014.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $10.2 million and $11.2 million for the three months ended March 27, 2015 and March 28, 2014, respectively.

Gross Margin

	Three Months Ended
	March 27, 2015	March 28, 2014	December 31, 2014

Gross Margin Percentage	64.1%	67.1%	65.0%

Gross margin rates are heavily influenced by both vertical market mix, customer pricing, and material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended March 27, 2015 decreased by 3.0 points compared with the same period of 2014. The decrease is primarily attributable to an unfavorable mix across vertical markets along with an unfavorable customer mix within certain vertical markets compared with the same period in 2014.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 27, 2015	March 28, 2014	December 31, 2014

Research and Development Expense	$103.2	$97.7	$107.3	6%	(4)%
Percentage of Net Sales	23.7%	21.2%	22.4%

Research and development expense for the three months ended March 27, 2015 increased by $5.5 million, or 6%, compared with the three months ended March 28, 2014. The increase was primarily attributable to a $6.1 million increase in external materials and services costs incurred in connection with our product development activities, a $0.9 million increase in license costs in connection with our product development activities, and a $0.8 million increase in personnel-related costs. These increases were partially offset by a $1.7 million decrease in supply and occupancy-related costs and a $1.3 million decrease in stock-based compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change
(In millions)	March 27, 2015	March 28, 2014	December 31, 2014

Selling, General and Administrative Expense	$70.5	$74.5	$81.0	(5)%	(13)%
Percentage of Net Sales	16.2%	16.2%	16.9%

Selling, general, and administrative expense for the three months ended March 27, 2015 decreased by $4.0 million, or 5%, compared with the three months ended March 28, 2014. The decrease was primarily attributable to a $1.8 million decrease in personnel-related costs and a $1.6 million decrease in stock-based compensation expense.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets remained consistent in the three months ended March 27, 2015 compared with the same period in 2014.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment gain of $27 thousand and $1.5 million on NQDC Plan assets for the three months ended March 27, 2015 and March 28, 2014, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment gains also represent an increase in the future payout to employees and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense associated with our NQDC Plan obligations is offset by gains from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 16 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other and Realized Gains on Available-For-Sale Securities

Interest income and other, which consists mainly of interest income generated from investments in bonds, money market funds, and investment grade fixed income securities, increased by $0.6 million for the three months ended March 27, 2015, when compared with the same period in 2014, primarily due to an increase in higher yielding securities within our investment portfolio during the first quarter of 2015 that generated higher investment income. In addition, we recognized $2.5 million in realized gains in the three months ended March 27, 2015 due to the sale of available-for-sale securities in the quarter. The $2.5 million in realized gains is recorded as Gain reclassified from other comprehensive income in our consolidated statements of comprehensive income.

Interest Expense

Interest expense, which mainly consists of interest expense incurred in relation to contractual coupon interest payments on our long-term debt, decreased by $0.1 million for the three months ended March 27, 2015, when compared with the same period in the prior year, primarily due to fewer calendar days in our first quarter 2015 interest accrual compared to the same period in 2014.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory tax rate of 35%. The fluctuations in our effective tax rate in a given year are also impacted by the recognition of net tax benefits associated with the reversal of unrecognized tax benefits and related interest resulting from the expiration of statutes of limitations in federal and foreign jurisdictions and the resolution of certain issues with the IRS. Our effective tax rate for the three months ended March 27, 2015 was 6.7% compared with 10.5% for the three months ended March 28, 2014. The decrease in our effective tax rate was primarily due to higher one-time tax benefits in 2015 compared with the same period in 2014. During the three months ended March 27, 2015, we recognized a net benefit of $7.1 million related to foreign tax credits earned in excess of a foreign dividend. During the three months ended March 28, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of domestic statutes of limitation, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions.

As of March 27, 2015, we had total gross unrecognized tax benefits of $348.9 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $47.3 million and $45.8 million for interest and penalties related to uncertain tax positions as of March 27, 2015 and December 31, 2014, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and other countries. We are awaiting a ruling in litigation with the IRS relating to the treatment of stock-based compensation expense in an inter-company cost-sharing transaction for 2004 through 2007. On April 19, 2013 we were also notified by the IRS that we would be subject to an examination for 2010 and 2011. We are or may be subject to examination for 2002 and beyond in California and certain of our foreign jurisdictions. We believe that we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results or financial condition. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it may be possible that our gross unrecognized tax benefits may change in the future. However, given the number of years remaining subject to examination and the number of matters being examined, we cannot estimate the full range of potential adjustments to the balance of gross unrecognized tax benefits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In October 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018 and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of March 27, 2015, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

Our investment portfolio represents investment grade securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

We currently use cash to fund our operations, cash dividends, capital expenditures and repurchases of our common stock. Based on past performance and current expectations, we believe that our existing cash, cash equivalents, investments, together with cash expected to be generated from operations, the Facility and our access to capital markets will be sufficient to satisfy our operations, cash dividends, capital expenditures and stock repurchases over the next 12 months.

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends and share buy-backs. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of March 27, 2015, we had approximately $1.8 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Share Repurchases and Dividends

We repurchase shares under our stock repurchase program that was announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of March 27, 2015. Since the inception of the stock repurchase program through March 27, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of $5.0 billion. Management believes that this authorization is sufficient to support our share repurchase objectives through 2015.

During the three months ended March 27, 2015, we paid $54.2 million in cash dividends to stockholders, representing $0.18 per common share. On April 20, 2015, our board of directors declared a cash dividend of $0.18 per share for the second quarter of 2015.

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

Cash Flows

Our cash and cash equivalents balance during the three months ended March 27, 2015 decreased by $219.3 million. The change in cash and cash equivalents was as follows:

	Three Months Ended
(In thousands)	March 27, 2015	March 28, 2014

Net cash provided by operating activities	$136,633	$130,430
Net cash used in investing activities	(242,848)	(40,168)
Net cash used in financing activities	(113,051)	(207,309)
Net decrease in cash and cash equivalents	$(219,266)	$(117,047)

Total cash and cash equivalents accounted for 38% and 43% of total assets at March 27, 2015 and December 31, 2014, respectively.

Operating Activities

For the three months ended March 27, 2015, our operating activities provided $136.6 million in cash, primarily attributable to net income of $94.9 million, adjusted for non-cash stock-based compensation expense of $20.1 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $16.9 million, net gain on sale of available-for-sale securities of $2.5 million, net amortization of investment discount/premium of $2.1 million, amortization of debt discount and debt issuance costs of $0.8 million, and deferred income tax benefit of $0.7 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $55.7 million increase in Accounts receivable, net, a $9.1 million increase in Other assets, a $2.0 million increase in Inventories, a $67.4 million increase in Deferred income and allowances on sales to distributors, a $5.9 million increase in Income taxes payable and receivable, net, a $3.0 million decrease in Accounts payable and other liabilities, and a $1.5 million increase in Deferred compensation plan obligations.

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

The $55.7 million increase in Accounts receivable, net was primarily attributable to increased gross billings to distributors near the end of the first quarter of 2015 which outpaced subsequent price concessions to those distributors during the quarter compared with the prior quarter. The $67.4 million increase in Deferred income and allowances on sales to distributors was due to gross billings to distributors out-pacing net sales near the end of the first quarter of 2015 compared with the prior quarter.

The $2.0 million increase in Inventories was mainly due to timing of inventory receipts and management's efforts to align inventory on hand with current demand forecasts.

The $9.1 million increase in Other assets was primarily due to an increase in prepaid items for business operations and an increase in interest receivable due to the increase in the balance of higher yielding securities in our investment portfolio in the first quarter of 2015 compared with the prior quarter.

The $3.0 million decrease in Accounts payable and other liabilities was primarily attributable to a decrease in trade accounts payable and various other accrued liabilities due to lower overall spending, timing of payments made during the quarter, and a decrease in accrued variable compensation expense in the first quarter of 2015 compared with the prior quarter. These decreases were partially offset by an increase in accrued interest payable on our long-term debt in advance of our semi-annual interest payment in the second quarter of 2015 and various other accrued items as a result of timing.

The $5.9 million increase in Income taxes payable and receivable, net was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions for tax exposures related to cost sharing and transfer pricing. The increase was partially offset by an increase in prepaid income taxes due to foreign tax credits earned in excess of foreign dividends recorded in the first quarter of 2015, which can be carried back to a prior year.

Investing Activities

Cash used in investing activities in the three months ended March 27, 2015 primarily consisted of purchases of available for sale securities of $626.0 million, purchases of property and equipment of $38.6 million, purchases of other investments of $2.0 million, purchases of deferred compensation plan securities, net of $1.5 million, and purchases of intangible assets of $0.3 million. These items were partially offset by the proceeds from sales of available-for-sale securities of $388.0 million and proceeds from the maturity of available-for-sale securities of $37.5 million.

Financing Activities

Cash used in financing activities in the three months ended March 27, 2015 primarily consisted of repurchases of common stock of $57.5 million, cash dividend payments of $54.2 million and minimum statutory withholding for vested restricted stock units of $3.0 million. These items were partially offset by proceeds of $1.4 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from employee stock plans of $0.2 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of March 27, 2015, we had approximately $181.9 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

As of March 27, 2015, we had $12.8 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations remaining to be paid in equal quarterly installments through December 2017.

We lease facilities under non-cancelable lease agreements expiring at various times through 2020 and beyond. There have been no significant changes to our operating lease obligations since December 31, 2014.

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

As of March 27, 2015, we had total gross unrecognized tax benefits of $348.9 million. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits, as of March 27, 2015, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the relevant taxing authorities will occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 27, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On April 20, 2015, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on June 1, 2015 to stockholders of record on May 11, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Altera’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Form 10-K have not changed materially for the first three months of 2015.

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

This information is included in Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this report and is incorporated herein by reference.

ITEM 1A:	Risk Factors

There have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. For additional information regarding risk factors, please refer to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Before you decide to buy, hold or sell our common stock, you should carefully consider the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and the other information contained elsewhere in this report. These risks are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, consolidated operating results and financial position could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are inapplicable.

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of March 27, 2015, we had repurchased 217.0 million shares for an aggregate cost of $5.0 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration.

During the three-month period ended March 27, 2015, we repurchased shares of our common stock as follows:

(Shares are presented in thousands)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2015-01/23/2015	880	$35.86	880	16,797
01/24/2015-02/20/2015	766	$33.86	766	16,031

	1,646		1,646
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.45	Altera Corporation 2015 Executive Bonus Plan	Form 8-K	000-16617	3/3/2015

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

10.45	Altera Corporation 2015 Executive Bonus Plan	Form 8-K	000-16617	3/3/2015

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith