Form 10-Q
period 2015-06-26
ALTERA CORP
filed 2015-07-23
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at July 10, 2015: 302,471,922

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	June 26, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,852,753	$2,426,367
Short-term investments	221,333	151,519
Total cash, cash equivalents, and short-term investments	2,074,086	2,577,886
Accounts receivable, net	424,427	377,964
Inventories	177,654	153,387
Deferred income taxes — current	58,645	56,048
Deferred compensation plan — marketable securities	65,378	69,367
Deferred compensation plan — restricted cash equivalents	14,484	14,412
Other current assets	53,888	39,479
Total current assets	2,868,562	3,288,543
Property and equipment, net	210,980	194,840
Long-term investments	2,448,942	1,942,343
Deferred income taxes — non-current	18,669	20,077
Goodwill	74,341	74,341
Acquisition-related intangible assets, net	67,400	72,291
Other assets, net	95,562	81,791
Total assets	$5,784,456	$5,674,226
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,618	$49,140
Accrued liabilities	44,421	28,384
Accrued compensation and related liabilities	57,384	69,837
Deferred compensation plan obligations	79,862	83,779
Deferred income and allowances on sales to distributors	394,921	344,168
Total current liabilities	628,206	575,308
Income taxes payable — non-current	336,173	313,447
Long-term debt	1,493,406	1,492,759
Other non-current liabilities	6,878	6,886
Total liabilities	2,464,663	2,388,400
Commitments and contingencies
(See “Note 11 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 302,467 shares at June 26, 2015 and 302,430 shares at December 31, 2014	302	302
Capital in excess of par value	1,207,688	1,165,259
Retained earnings	2,114,132	2,110,620
Accumulated other comprehensive (loss)/income	(2,329)	9,645
Total stockholders' equity	3,319,793	3,285,826
Total liabilities and stockholders' equity	$5,784,456	$5,674,226
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$414,162	$491,517	$849,647	$952,609
Cost of sales	126,590	162,391	282,853	314,259
Gross margin	287,572	329,126	566,794	638,350
Research and development expense	105,345	101,121	208,576	198,778
Selling, general, and administrative expense	75,011	78,974	145,517	153,481
Amortization of acquisition-related intangible assets	2,427	2,464	4,891	4,929
Merger expenses	18,458	—	18,458	—
Compensation expense — deferred compensation plan	2,732	3,126	2,759	4,580
Gain on deferred compensation plan securities	(2,732)	(3,126)	(2,759)	(4,580)
Interest income and other	(8,495)	(7,819)	(15,091)	(13,804)
Gain reclassified from other comprehensive income	(1,463)	(43)	(3,969)	(91)
Interest expense	10,859	10,877	21,267	21,365
Income before income taxes	85,430	143,552	187,145	273,692
Income tax expense	15,091	16,548	21,954	30,174
Net income	70,339	127,004	165,191	243,518

Other comprehensive (loss)/income:
Unrealized holding gain on investments:
Unrealized holding (loss)/gain on investments arising during period, net of tax of ($460), $23, ($419) and $46	(24,805)	14,471	(8,020)	27,031
Less: Reclassification adjustments for gain on investments included in net income, net of tax of $9, $6, $15 and $10	(1,454)	(37)	(3,954)	(81)
Other comprehensive (loss)/income	(26,259)	14,434	(11,974)	26,950
Comprehensive income	$44,080	$141,438	$153,217	$270,468

Net income per share:
Basic	$0.23	$0.41	$0.55	$0.78
Diluted	$0.23	$0.41	$0.54	$0.77

Shares used in computing per share amounts:
Basic	301,799	311,000	301,561	313,713
Diluted	304,604	313,513	303,951	316,145

Dividends per common share	$0.18	$0.15	$0.36	$0.30

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 26, 2015	June 27, 2014

Cash Flows from Operating Activities:
Net income	$165,191	$243,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,981	28,731
Amortization of acquisition-related intangible assets	4,891	4,929
Amortization of debt discount and debt issuance costs	1,558	1,558
Stock-based compensation	42,342	48,068
Net gain on sale of available-for-sale securities	(3,969)	(91)
Amortization of investment discount/premium	5,243	1,300
Deferred income tax expense	1,770	1,573
Tax effect of employee stock plans	2,776	121
Excess tax benefit from employee stock plans	(2,881)	(612)
Changes in assets and liabilities:
Accounts receivable, net	(46,463)	30,473
Inventories	(24,267)	(12,848)
Other assets	(9,990)	(2,751)
Accounts payable and other liabilities	6,558	5,703
Deferred income and allowances on sales to distributors	50,753	(72,547)
Income taxes payable and receivable, net	11,036	30,592
Deferred compensation plan obligations	(6,676)	(6,329)
Net cash provided by operating activities	225,853	301,388
Cash Flows from Investing Activities:
Purchases of property and equipment	(43,339)	(21,614)
Sales of deferred compensation plan securities, net	6,676	6,329
Purchases of available-for-sale securities	(1,298,609)	(204,810)
Proceeds from sale of available-for-sale securities	634,838	58,015
Proceeds from maturity of available-for-sale securities	69,711	134,212
Purchases of intangible assets	(5,257)	(535)
Purchases of other investments	(2,000)	(8,224)
Net cash used in investing activities	(637,980)	(36,627)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	18,709	22,696
Shares withheld for employee taxes	(17,125)	(11,240)
Payment of dividends to stockholders	(108,445)	(94,179)
Holdback payment for prior acquisition	—	(3,353)
Long-term debt and credit facility issuance costs	—	(1,321)
Repurchases of common stock	(57,507)	(358,808)
Excess tax benefit from employee stock plans	2,881	612
Net cash used in financing activities	(161,487)	(445,593)
Net decrease in cash and cash equivalents	(573,614)	(180,832)
Cash and cash equivalents at beginning of period	2,426,367	2,869,158
Cash and cash equivalents at end of period	$1,852,753	$2,688,326
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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The consolidated operating results for the three months and six months ended June 26, 2015 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Pending Merger with Intel Corporation

On May 31, 2015, Altera Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel”) and 615 Corporation, a wholly owned subsidiary of Intel (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Altera (the “Merger”), with Altera surviving the Merger as a wholly owned subsidiary of Intel. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares held by (1) Intel, Altera or their respective subsidiaries; or (2) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $54.00, without interest thereon (the “Per Share Amount”). In addition, subject to certain exceptions, unvested option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into corresponding awards of Intel common stock pursuant to an exchange ratio determined based on Intel’s stock price at closing, with generally the same terms and conditions applicable to the original awards.

The consummation of the merger is conditioned on the receipt of the approval of Altera's stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. The Merger is currently expected to close within six to nine months of June 1, 2015. The Merger is not conditioned upon Intel’s receipt of financing.

The Merger Agreement contains certain termination rights for Altera and Intel, including if a governmental body prohibits the Merger or if the Merger is not consummated before May 31, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, Altera or Intel will be required to pay the other party a termination fee of $500 million. In certain other circumstances, Altera will be required to reimburse Intel’s expenses up to $60 million if the Merger Agreement is terminated.

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new financial accounting standard on revenue from contracts with customers, Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement". This standard update provides  clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can elect to adopt the standard update prospectively or retrospectively to arrangements entered into, or materially modified, after the effective date. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

Note 3 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	June 26, 2015
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(15,189)	$52,481	9.4 years
Customer relationships	12,910	(4,442)	8,468	6.8 years
Trade name	3,700	(877)	2,823	8.9 years
Non-competition agreements	700	(700)	—	2.0 years
Other intangible assets	930	(802)	128	1.2 years
Acquisition-related intangible assets, net subject to amortization	85,910	(22,010)	63,900
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(22,010)	$67,400

	December 31, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(11,607)	$56,063	9.4 years
Customer relationships	12,910	(3,493)	9,417	6.8 years
Trade name	3,700	(670)	3,030	8.9 years
Non-competition agreements	700	(563)	137	2.0 years
Other intangible assets	930	(786)	144	1.2 years
Acquisition-related intangible assets subject to amortization, net	85,910	(17,119)	68,791
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(17,119)	$72,291

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to two acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets related to projects that have been completed are transferred to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to Research and development expense in the consolidated statements of comprehensive income. No projects were abandoned in 2014 or 2015. The remaining IPR&D project as of June 26, 2015 is expected to be completed in the fourth quarter of 2015.

Based on the carrying value of Acquisition-related intangible assets, net as of June 26, 2015, the annual amortization expense for Acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2015 (remaining six months)	$4,755
2016	9,327
2017	9,151
2018	9,039
2019	8,938
2020 and Thereafter	22,690
Total	$63,900

Note 4 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	June 26, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$71,407	$—	$—	$71,407	$71,407	$—	$—

Available-for-sale:
Level 1:
Money market funds	1,773,821	—	—	1,773,821	1,773,821	—	—
U.S. treasury securities	1,016,744	4,786	(268)	1,021,262	5,725	79,653	935,884
Subtotal	2,790,565	4,786	(268)	2,795,083	1,779,546	79,653	935,884

Level 2:
U.S. agency securities	31,432	9	(30)	31,411	—	7,495	23,916
Non-U.S. government securities	47,888	13	(38)	47,863	—	11,474	36,389
Municipal bonds	3,507	1	(5)	3,503		2,001	1,502
Corporate debt securities	1,580,979	939	(8,157)	1,573,761	1,800	120,710	1,451,251
Subtotal	1,663,806	962	(8,230)	1,656,538	1,800	141,680	1,513,058
Total	$4,525,778	$5,748	$(8,498)	$4,523,028	$1,852,753	$221,333	$2,448,942

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$57,505	$—	$—	$57,505	$57,505	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,366,799	—	—	2,366,799	2,366,799	—	—
U.S. treasury securities	1,338,162	12,721	(2,302)	1,348,581	500	38,938	1,309,143
Subtotal	3,704,961	12,721	(2,302)	3,715,380	2,367,299	38,938	1,309,143

Level 2:
U.S. agency securities	21,186	12	(7)	21,191	—	11,748	9,443
Non-U.S. government securities	31,281	2	(17)	31,266	—	19,459	11,807
Municipal bonds	2,000	2	—	2,002	—	1,001	1,001
Corporate debt securities	693,638	362	(1,115)	692,885	1,563	80,373	610,949
Subtotal	748,105	378	(1,139)	747,344	1,563	112,581	633,200
Total	$4,510,571	$13,099	$(3,441)	$4,520,229	$2,426,367	$151,519	$1,942,343

As of June 26, 2015, we had cost method investments of approximately $24.6 million. These investments are included within Other assets, net  on our consolidated balance sheets. The investments are non-marketable equity investments in privately held companies in which we have less than a 20% interest and no significant influence over the investee's operations. We report these investments at cost, except when investments are found to be other-than-temporarily impaired after an impairment review. We did not recognize any impairment losses for 2015 or 2014.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of June 26, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 26, 2015
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$228,777	$228,858
Due after one year through five years	2,046,919	2,043,059
Due between six and ten years	404,854	405,883
	$2,680,550	$2,677,800

As of June 26, 2015, we had $1.3 billion in available-for-sale securities in our investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $8.5 million. As of December 31, 2014, we had $1.1 billion in available-for-sale securities in our investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 5 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net consisted of the following:

(In thousands)	June 26, 2015	December 31, 2014
Gross accounts receivable	$424,927	$380,442
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	—	(1,978)
Accounts receivable, net	$424,427	$377,964

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their contract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Six Months Ended
(Percentage of Net Sales)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Sales to distributors	85%	72%	79%	73%
Sales to OEMs	15%	28%	21%	27%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	45%	38%	43%	38%
Macnica, Inc. (“Macnica”)	27%	23%	24%	23%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months and six months ended June 26, 2015 or June 27, 2014.

No individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended June 26, 2015. One OEM accounted for 11% of our net sales for both the quarterly and year-to-date periods ended June 27, 2014. No other individual OEM accounted for more 10% of our net sales for the quarterly or year-to-date periods ended June 27, 2014.

As of June 26, 2015, accounts receivable from Arrow and Macnica individually accounted for approximately 30% and 57%, respectively, of our total accounts receivable. As of December 31, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of June 26, 2015 or December 31, 2014.

Note 6 — Inventories

Inventories consisted of the following:

(In thousands)	June 26, 2015	December 31, 2014
Raw materials	$6,856	$6,826
Work in process	124,226	95,675
Finished goods	46,572	50,886
Total inventories	$177,654	$153,387

Note 7 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors consisted of the following:

(In thousands)	June 26, 2015	December 31, 2014

Deferred revenue on shipment to distributors	$421,174	$369,560
Deferred cost of sales on shipment to distributors	(32,113)	(32,172)
Deferred income on shipment to distributors	389,061	337,388
Other deferred revenue (1)	5,860	6,780
Total	$394,921	$344,168
(1) Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Six Months Ended
(In thousands)	June 26, 2015	June 27, 2014

Balance at beginning of period	$344,168	$487,746
Deferred revenue recognized upon shipment to distributors	3,031,752	2,853,749
Deferred cost of sales recognized upon shipment to distributors	(143,573)	(134,974)
Revenue recognized upon sell-through to end customers	(535,018)	(559,914)
Cost of sales recognized upon sell-through to end customers	142,606	133,531
Earned distributor price concessions (1)	(2,422,463)	(2,329,017)
Returns	(21,671)	(35,866)
Other	(880)	(56)
Balance at end of period	$394,921	$415,199

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

Note 8 — Accumulated Other Comprehensive (Loss)/Income

Accumulated other comprehensive (loss)/income on our consolidated balance sheets as of June 26, 2015 and December 31, 2014 consisted of accumulated unrealized (loss)/gain on available-for-sale securities, net of tax. As of June 26, 2015, accumulated unrecognized loss on available-for-sale securities, net of tax, was $2.3 million. As of December 31, 2014, accumulated unrecognized gain on available-for-sale securities, net of tax, was $9.6 million.

Note 9 — Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Basic:
Net income	$70,339	$127,004	$165,191	$243,518
Basic weighted shares outstanding	301,799	311,000	301,561	313,713
Net income per share	$0.23	$0.41	$0.55	$0.78

Diluted:
Net income	$70,339	$127,004	$165,191	$243,518

Weighted shares outstanding	301,799	311,000	301,561	313,713
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	2,805	2,513	2,390	2,432

Diluted weighted shares outstanding	304,604	313,513	303,951	316,145

Net income per share	$0.23	$0.41	$0.54	$0.77

In applying the treasury stock method, we excluded 0.1 million and 0.7 million stock option shares and restricted stock unit shares (including performance-based restricted stock unit shares) for the three and six months ended June 26, 2015, respectively, and 2.2 million and 2.0 million stock option shares and restricted stock unit shares (including performance-based restricted stock unit shares) for the three and six months ended June 27, 2014, respectively, because their effect was anti-dilutive.

Note 10 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a five-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of June 26, 2015. As of June 26, 2015, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	June 26, 2015	December 31, 2014

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$597,876	$597,557
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,810	395,559
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,720	499,643
Total long-term debt		$1,493,406	$1,492,759

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

The indentures governing the Notes contain certain covenants that limit our ability to create liens on certain assets to secure debt, to enter into sale and lease-back transactions, and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. As of June 26, 2015, we have satisfied all of our covenants contained in the indentures governing the Notes. Furthermore, we may redeem or be required to redeem the Notes, in whole or in part, for cash at the redemption prices described in the indentures. Upon the occurrence of certain events, which constitute a change in control triggering event as defined in the indentures, each holder of the Notes may require us to repurchase for cash all or a portion of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Merger that was announced on June 1, 2015 does not constitute a change in control triggering event that would require us to redeem the Notes.

The direct debt issuance costs associated with the Notes are recorded in Other assets, net in our consolidated balance sheets and are being amortized to Interest expense in our consolidated statements of comprehensive income over the contractual term using the effective interest method.

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	June 26, 2015	December 31, 2014	June 26, 2015	December 31, 2014	June 26, 2015	December 31, 2014

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(2,124)	(2,443)	(4,190)	(4,441)	(280)	(357)
Net carrying value	$597,876	$597,557	$395,810	$395,559	$499,720	$499,643

Interest expense related to the Notes is included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Contractual coupon interest	$10,016	$10,015	$19,554	$19,667
Amortization of debt issuance costs	455	456	911	911
Amortization of debt discount	324	323	647	647
Total interest expense related to the Notes	$10,795	$10,794	$21,112	$21,225

The other component of Interest expense in our consolidated statements of comprehensive income is interest expense related to bank service fees incurred in connection with our credit facility.

As of June 26, 2015, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2015 (remaining six months)	$—
2016	—
2017	500,000
2018	600,000
2019	—
2020 and after	400,000
Total	$1,500,000

The Notes are measured at fair value on a quarterly basis for disclosure purposes. Our Notes are classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes is based on quoted market prices. The estimated fair value of the Notes is as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	June 26, 2015	December 31, 2014	June 26, 2015	December 31, 2014	June 26, 2015	December 31, 2014

Estimated fair value	$610,440	$606,564	$416,400	$417,480	$502,320	$501,460

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 26, 2015, we had approximately $141.5 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

Operating Leases

We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2020 and beyond. There have been no significant changes to our operating lease obligations since December 31, 2014.

Other Commitments

As of June 26, 2015, we had $11.7 million of outstanding non-cancelable license obligations to providers of electronic design automation software remaining to be paid in equal quarterly installments through December 2017.

Legal Proceedings

In connection with entering into the Merger Agreement, six putative class action lawsuits have been filed by purported Altera stockholders in the Court of Chancery of the State of Delaware against our board of directors, Intel, Merger Sub, and, in some cases, Altera. The actions are captioned Sciabucchi v. Daane et al., Case No. 11108-VCG; Goldstein v. Daane et al., Case No. 11126-VCG; Reinauer v. Altera et al., Case No. 11144-VCG; Braunstein v. Daane et al., Case No. 11146-VGC; Litwin v. Daane et al., Case No. 11160-VCG; and Robinson v. Daane et al., Case No. 11165-VCG. On June 26, 2015, these actions were consolidated as In re Altera Corp. Shareholder Litigation, Case No. 11108-VCG. The complaints allege, among other things, that members of our board of directors breached their fiduciary duties to Altera stockholders by agreeing to a transaction that does not adequately reflect Altera’s true value, and that Intel, Merger Sub, and/or Altera aided and abetted the board of directors' breaches of fiduciary duties. The complaints seek to enjoin the Merger or, alternatively, seek rescission of the Merger or an award of rescissory damages.

On July 17, 2014, PLL Technologies, Inc. ("PTI") filed a patent infringement lawsuit against Altera and three additional defendants in the United States District Court for the District of Delaware seeking unspecified damages, interest, costs, and fees.  On October 1, 2014, PTI amended its complaint, and on October 20, 2014, Altera answered the complaint, denying the patents are valid and denying infringement. In May 2015, PTI and Altera entered into a settlement agreement, which included a dismissal of all PTI's claims against Altera and a dismissal of Altera's counterclaims against PTI. The resolution of this case did not have a material adverse impact on our consolidated operating results or financial position.
On June 20, 2014, Altera filed an action in the United States District Court for the Northern District of California against PACT XPP Technologies, AG (“PACT”), for a declaratory judgment of non-infringement and invalidity relating to several patents that PACT has asserted against us.  On October 8, 2014, PACT answered the complaint and asserted counterclaims that Altera infringes various patents owned by PACT.  Because the case is at an early stage, we cannot determine at this time whether any loss has been incurred by Altera nor can we reasonably estimate any potential loss or range of potential loss.
We file income tax returns with the Internal Revenue Service (“IRS”) and in various United States ("U.S.") states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court consolidated the two cases and a judge was assigned. The federal statute of limitations for the 2002 and 2003 tax years expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. Altera and the IRS filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013.  We expect to present additional legal arguments related to certain affirmative adjustments raised by Altera in the litigation. The parties have filed a series of Joint Status Reports with the court addressing these affirmative adjustments. The parties presented oral arguments on the partial summary judgment issue to the Tax Court on July 24, 2014 and we are awaiting a ruling. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for 2004 through 2007 and that the outcome of the above matters will not have a material adverse effect on our consolidated operating results or financial position.

Note 12 — Stock-Based Compensation

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Cost of sales	$440	$495	$847	$961
Research and development expense	9,670	10,877	18,613	21,150
Selling, general, and administrative expense	11,907	13,349	22,882	25,957
Pre-tax stock-based compensation expense	22,017	24,721	42,342	48,068
Less: income tax benefit	(6,115)	(6,651)	(11,736)	(12,845)
Net stock-based compensation expense	$15,902	$18,070	$30,606	$35,223

No stock-based compensation was capitalized during any period presented above. As of June 26, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options, restricted stock units ("RSU"s), performance-based restricted stock units ("PRSU"s) and employee stock purchase plan ("ESPP") shares was approximately $151.0 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the RSU awards granted under our stock-based compensation plans were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
ESPP Purchase Rights:
Expected term (in years)	0.8	1.0	0.8	1.0
Expected stock price volatility	41.8%	25.5%	41.8%	25.5%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	1.6%	1.9%	1.6%	1.9%
Weighted-average estimated fair value	$12.90	$7.68	$12.90	$7.68

RSUs:
Risk-free interest rate	0.8%	0.7%	0.8%	0.7%
Dividend yield	1.6%	1.9%	1.6%	1.9%
Weighted-average estimated fair value	$43.24	$31.01	$42.63	$30.97

PRSUs:
Expected Altera stock price volatility	30.0%	32.2%	30.0%	32.2%
Expected Philadelphia Semiconductor Index stock price volatility	19.7%	24.3%	19.7%	24.3%
Risk-free interest rate	1.0%	0.9%	1.0%	0.9%
Dividend yield	1.6%	1.9%	1.6%	1.9%
Weighted-average estimated fair value per share	$58.02	$31.18	$58.02	$31.18

We granted 187,604, 303,260, 262,647 and 66,489 market-based PRSUs in 2015, 2014, 2013 and 2012, respectively, to senior executives with vesting that is contingent on both the market performance of Altera stock as compared to the Philadelphia Semiconductor Index during a 3-year measurement period and continued service. As of June 26, 2015, the majority of these market-based PRSUs were still outstanding, and no market-based PRSUs had vested. For market-based PRSU grants made on May 4, 2015, May 13, 2014, May 5, 2014, May 6, 2013 and July 30, 2012, the weighted average grant date fair value was $58.02, $31.13, $31.23, $33.03 and $41.18, respectively.

A summary of activity for our RSUs and PRSUs for the six months ended June 26, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of June 26, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	5,506	$34.00
Grants	1,843	$44.45
Vested	(1,353)	$34.18
Forfeited/Cancelled	(188)	$35.24
Outstanding, June 26, 2015	5,808	$37.24	1.6	$297,945
Vested and expected to vest, June 26, 2015	5,094	$37.24	1.5	$261,331

(1)
Aggregate intrinsic value represents the closing price per share of our stock on June 26, 2015, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of June 26, 2015.

A summary of stock option activity for the six months ended June 26, 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 26, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	2,074	$32.60
Grants	—	$—
Exercises	(344)	$23.57
Forfeited/Cancelled/Expired	(19)	$30.46
Outstanding, June 26, 2015	1,711	$34.45	5.2	$28,838
Exercisable, June 26, 2015	1,403	$34.10	4.9	$24,129
Vested and expected to vest, June 26, 2015	1,696	$34.45	5.2	$28,583

(1)
For those stock options with an exercise price below the closing price per share on June 26, 2015, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on June 26, 2015, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of June 26, 2015.

For the three and six months ended June 26, 2015, 0.2 million and 0.3 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and six months ended June 26, 2015 was $5.1 million and $6.8 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises during the three and six months ended June 26, 2015 was $6.0 million and $8.1 million, respectively.

As of June 26, 2015, our 2005 Equity Incentive Plan had a total of 25.0 million shares reserved for future issuance, of which 16.7 million shares were available for future grants.

ESPP

We sold 386,613 shares of common stock under the ESPP at a price of $27.41 during the six months ended June 26, 2015 and 376,031 shares of common stock under the ESPP at a price of $27.61 during the six months ended June 27, 2014. As of June 26, 2015, 4.0 million shares were available for future issuance under the ESPP.

Note 13 — Stockholders’ Equity

We repurchase shares under our stock repurchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There were 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of June 26, 2015. Since the inception of the stock repurchase program through June 26, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of $5.0 billion. In connection with the Merger Agreement, we have suspended our share repurchase program.

During the six months ended June 26, 2015, we repurchased 1.6 million shares of our common stock for a total of $57.5 million under our stock repurchase program at an average price per share of $34.95. During the six months ended June 27, 2014, we repurchased 10.6 million shares of our common stock for a total of $358.8 million under our stock repurchase program at an average price per share of $33.90. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

Note 14 — Income Taxes

We file income tax returns with the IRS and in various U.S. states and foreign jurisdictions. On December 8, 2011 and January 23, 2012, the IRS issued Statutory Notices of Deficiency (the “Notices”) determining, respectively, additional taxes for 2002 through 2004 of $19.8 million and additional taxes for 2005 through 2007 of $21.4 million, excluding interest. The IRS’s determinations relate primarily to inter-company transactions, computational adjustments to the R&D credit and reductions to the benefits of tax credit carry backs and carry forwards. We deposited $18.0 million as a cash bond with the IRS in 2008, and converted this amount to tax payments in March 2012. On March 6, 2012 and April 20, 2012, we filed petitions challenging the Notices in the U.S. Tax Court. The petitions request redetermination of the deficiencies produced by the IRS’s adjustments. The IRS filed responses to our petitions, in which the IRS conceded the R&D credit adjustment for 2004. The Tax Court consolidated the two cases and a judge was assigned. The federal statute of limitations for the 2002 and 2003 tax years expired, and the ongoing Tax Court litigation concerns only the 2004 through 2007 years.
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

The IRS is currently examining our 2010 and 2011 tax years. We believe we have made adequate tax payments or accrued adequate amounts for our tax liabilities for these years and that the outcome of the audit will not have a material adverse effect on our consolidated operating results or financial position.

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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 26, 2015 was 17.7% compared with 11.5% for the three months ended June 27, 2014. The increase in our effective tax rate was primarily due to a combination of adverse geographic mix of earnings and the non-deductible portion of merger-related expenses in 2015 compared with the same period in 2014. During the three months ended June 26, 2015, we recognized a net benefit of $4.2 million related to the deductible portion of merger-related expenses.

Our effective tax rate for the six months ended June 26, 2015 was 11.7% compared with 11.0% for the six months ended June 27, 2014. The net change in our effective tax rate was primarily due to adverse geographic mix of earnings and the non-deductible portion of merger-related expenses offset by higher one-time tax benefits in 2015 compared with the same period in 2014. During the six months ended June 26, 2015, we recognized one-time benefits of $4.2 million related to the deductible portion of merger-related expenses and $7.1 million related to foreign tax credits earned in excess of a foreign dividend, which were offset by $1.2 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the six months ended June 27, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions.

As of June 26, 2015, we had total gross unrecognized tax benefits of $362.6 million which, if recognized, would potentially impact our effective tax rate. As of December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $49.5 million and $45.8 million for interest and penalties related to uncertain tax positions as of June 26, 2015 and December 31, 2014, respectively.

Note 15 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of June 26, 2015, there were 131 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $79.9 million and $83.8 million as of June 26, 2015 and December 31, 2014, respectively.

Investment income or loss from the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment (gain)/loss also represents an (increase)/decrease in the future payout to participants and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation expense/(benefit) associated with our NQDC Plan obligations is offset by the (gain)/loss from the related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	June 26, 2015	December 31, 2014

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$14,484	$14,412
Equity securities	30,766	33,521
Mutual funds	32,790	33,764
Subtotal	78,040	81,697

Level 2:
Fixed income securities	1,822	2,082
Total	$79,862	$83,779

(1) Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash equivalents in the accompanying consolidated balance sheets as of June 26, 2015 and December 31, 2014.

Note 16 — Declaration of Dividend Subsequent to June 26, 2015

On July 20, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on September 1, 2015 to stockholders of record on August 10, 2015.

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

The following MD&A, as well as information contained in the risk factors described in Part II Item 1A of this report and elsewhere in this report, contains forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “continue,” or other similar words. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, uncertain events or assumptions, and other characteristics of future events or circumstances, as well as statements concerning our expectations regarding the pending merger with Intel Corporation, are forward-looking statements. Examples of forward-looking statements include statements regarding (1) our gross margins and factors that affect gross margins; (2) trends in our future sales; (3) our research and development expenditures and efforts; (4) our capital expenditures; (5) our provision for tax liabilities and other critical accounting estimates; and (6) our exposure to market risks related to changes in interest rates, equity prices and foreign currency exchange rates.

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

RESULTS OF OPERATIONS

Pending Merger with Intel Corporation

On May 31, 2015, Altera Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel”) and 615 Corporation, a wholly owned subsidiary of Intel (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Altera (the “Merger”), with Altera surviving the Merger as a wholly owned subsidiary of Intel. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares held by (1) Intel, Altera or their respective subsidiaries; or (2) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $54.00, without interest thereon (the “Per Share Amount”). In addition, subject to certain exceptions, unvested option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into corresponding awards of Intel common stock pursuant to an exchange ratio determined based on Intel’s stock price at closing, with generally the same terms and conditions applicable to the original awards.

The consummation of the merger is conditioned on the receipt of the approval of Altera's stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. The Merger is currently expected to close within six to nine months of June 1, 2015. The Merger is not conditioned upon Intel’s receipt of financing.

The Merger Agreement contains certain termination rights for Altera and Intel, including if a governmental body prohibits the Merger or if the Merger is not consummated before May 31, 2016, subject to certain extension rights. Upon termination of the Merger Agreement under specified circumstances, Altera or Intel will be required to pay the other party a termination fee of $500 million. In certain other circumstances, Altera will be required to reimburse Intel’s expenses up to $60 million if the Merger Agreement is terminated.

Results of Operations Overview

	Three Months Ended			Six Months Ended
(In thousands, except share and per share data)	June 26, 2015	March 27, 2015	Change	June 26, 2015	June 27, 2014	Change
Net sales	$414,162	$435,485	$(21,323)	$849,647	$952,609	$(102,962)
Gross margin	$287,572	$279,222	$8,350	$566,794	$638,350	$(71,556)
Operating margin (1)	$86,331	$103,021	$(16,690)	$189,352	$281,162	$(91,810)

Operating cash flows	$89,220	$136,633	$(47,413)	$225,853	$301,388	$(75,535)
Total cash, cash equivalents and investments	$4,523,028	4,515,760	$7,268	$4,523,028	$4,563,243	$(40,215)

Diluted shares	304,604	303,285	1,319	303,951	316,145	(12,194)
Diluted net income per share	$0.23	$0.31	$(0.08)	$0.54	$0.77	$(0.23)

Dividends per common share	$0.18	$0.18	$—	$0.36	$0.30	$0.06

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

Our second quarter 2015 net sales of $414.2 million decreased 5% from the first quarter of 2015 primarily due to reduced demand in our Telecom & Wireless vertical market, particularly in the Wireless sub-vertical market. This sequential decrease in net sales was partially offset by an increase in net sales across the rest of our vertical markets. Net sales decreased 14% sequentially in our New product category, which was mainly attributable to a net sales decline in our 28 nm and 40 nm product families, partially offset by an increase in net sales in our Mainstream and Mature & Other product categories. Net sales decreased in the Asia Pacific and EMEA geographies, partially offset by an increase in net sales in North America and Japan. Our gross margin percentage increased from 64.1% in the first quarter of 2015 to 69.4% for the second quarter of 2015, due to a favorable mix across certain vertical markets and a favorable customer mix within certain vertical markets.

We continue to generate strong operating cash flows, with $89.2 million in cash flows from operations for the second quarter of 2015. We ended the quarter with $4.5 billion in cash, cash equivalents and investments. During the second quarter of 2015, we returned cash to shareholders by paying a $54.3 million cash dividend. On July 20, 2015, our board of directors declared a cash dividend of $0.18 per share for the third quarter of 2015.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.6%	33.0%	33.3%	33.0%
Gross margin	69.4%	67.0%	66.7%	67.0%
Research and development expense	25.4%	20.6%	24.5%	20.9%
Selling, general, and administrative expense	18.1%	16.1%	17.1%	16.1%
Amortization of acquisition-related intangible assets	0.6%	0.5%	0.6%	0.5%
Merger expenses	4.5%	0.0%	2.2%	0.0%
Compensation expense - deferred compensation plan	0.7%	0.6%	0.3%	0.5%
Gain on deferred compensation plan securities	(0.7)%	(0.6)%	(0.3)%	(0.5)%
Interest income and other	(2.1)%	(1.6)%	(1.8)%	(1.4)%
Gain reclassified from other comprehensive income	(0.4)%	0.0%	(0.5)%	0.0%
Interest expense	2.6%	2.2%	2.5%	2.2%
Income tax expense	3.6%	3.4%	2.6%	3.2%
Net income	17.0%	25.8%	19.4%	25.6%

Net sales for the second quarter of 2015 decreased by 16% from the second quarter of 2014. Net sales decreased year over year in our Telecom & Wireless vertical market due to reduced demand, particularly in the Wireless sub-vertical market. The year over year decrease in our Telecom & Wireless vertical market was partially offset by growth in our Networking, Computer & Storage, Industrial Automation, Military & Automotive, and Other vertical markets. Net sales decreased year over year in all of our product categories. Within our New Products category, the year over year decrease in net sales was primarily due to a decrease in our 40 nm product family, partially offset by an increase in our 28 nm product families. Net sales decreased in all geographies except the Americas, which slightly increased in the second quarter of 2015 compared with the second quarter of 2014.

Our net sales for the six months ended June 26, 2015 decreased by 11% from the six months ended June 27, 2014. Net sales decreased in our Telecom & Wireless vertical market, particularly in the Wireless sub-vertical market, partially offset by growth in our Networking, Computer & Storage, Industrial Automation, Military & Automotive, and Other vertical markets. Net sales decreased in our Mainstream and Mature and Other product categories while net sales in our New Product category were relatively flat in the six months ended June 26, 2015 compared with the same period in 2014 as net sales increases in our 28 nm product family were offset by a decrease in net sales in our 40 nm product family. Net sales decreased in all geographies except the Americas, which slightly increased in the six months ended June 26, 2015 compared with the same period in 2014.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

New	53%	53%	59%	(14)%	(14)%	56%	51%	(1)%
Mainstream	23%	21%	19%	(11)%	13%	21%	22%	(15)%
Mature and Other	24%	26%	22%	(22)%	5%	23%	27%	(26)%
Net Sales	100%	100%	100%	(16)%	(5)%	100%	100%	(11)%

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

Net sales by vertical market were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

Telecom & Wireless	31%	46%	42%	(44)%	(31)%	37%	46%	(29)%
Industrial Automation, Military & Automotive	27%	21%	21%	10%	22%	24%	21%	1%
Networking, Computer & Storage	18%	15%	17%	4%	3%	17%	15%	3%
Other	24%	18%	20%	11%	15%	22%	18%	9%
Net Sales	100%	100%	100%	(16)%	(5)%	100%	100%	(11)%

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

Net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

FPGA	83%	84%	84%	(17)%	(7)%	84%	84%	(11)%
CPLD	11%	8%	8%	11%	23%	9%	8%	1%
Other Products	6%	8%	8%	(31)%	(17)%	7%	8%	(23)%
Net Sales	100%	100%	100%	(16)%	(5)%	100%	100%	(11)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

Americas	20%	16%	17%	6%	10%	18%	15%	5%
Asia Pacific	41%	43%	45%	(18)%	(11)%	43%	43%	(10)%
EMEA	27%	27%	27%	(17)%	(7)%	27%	27%	(10)%
Japan	12%	14%	11%	(28)%	3%	12%	15%	(30)%
Net Sales	100%	100%	100%	(16)%	(5)%	100%	100%	(11)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $2.4 billion and $2.3 billion for the six months ended June 26, 2015 and June 27, 2014, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $21.7 million and $35.9 million for the six months ended June 26, 2015 and June 27, 2014, respectively.

Gross Margin

	Three Months Ended			Six Months Ended
	June 26, 2015	June 27, 2014	March 27, 2015	June 26, 2015	June 27, 2014

Gross Margin Percentage	69.4%	67.0%	64.1%	66.7%	67.0%

Gross margin rates are heavily influenced by both vertical market mix, customer pricing, and material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended June 26, 2015 increased by 2.4 points compared with the same period of 2014. The increase is primarily attributable to a favorable mix across certain vertical markets and a favorable customer mix within certain vertical markets compared with the same period in 2014. Our gross margin percentage for the six months ended June 26, 2015 decreased by 0.3 points compared with the same period of 2014. The decrease is primarily attributable to a slightly unfavorable customer mix within certain vertical markets compared with the same period in 2014.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

Research and Development Expense	$105.3	$101.1	$103.2	4%	2%	$208.6	$198.8	5%
Percentage of Net Sales	25.4%	20.6%	23.7%			24.5%	20.9%

Research and development expense for the three months ended June 26, 2015 increased by $4.2 million, or 4%, compared with the three months ended June 27, 2014. The increase was primarily attributable to a $9.1 million increase in external materials and services costs incurred in connection with our product development activities and a $1.1 million increase in personnel-related costs. These increases were partially offset by a $4.7 million decrease in variable compensation expense based upon lower operating results for the three months ended June 26, 2015 compared with the same period in 2014 and a $1.2 million decrease in stock-based compensation expense.

Research and development expense for the six months ended June 26, 2015 increased by $9.8 million, or 5%, compared with the six months ended June 27, 2014. The increase was primarily attributable to a $15.3 million increase in external materials and services costs incurred in connection with our product development activities and a $1.9 million increase in personnel-related costs. These increases were partially offset by a $4.2 million decrease in variable compensation expense based upon lower operating results for the six months ended June 26, 2015 compared with the same period in 2014 and a $2.5 million decrease in stock-based compensation expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Six Months Ended		Year- Over- Year Change
(In millions)	June 26, 2015	June 27, 2014	March 27, 2015			June 26, 2015	June 27, 2014

Selling, General and Administrative Expense	$75.0	$79.0	$70.5	(5)%	6%	$145.5	$153.5	(5)%
Percentage of Net Sales	18.1%	16.1%	16.2%			17.1%	16.1%

Selling, general, and administrative expense for the three months ended June 26, 2015 decreased by $4.0 million, or 5%, compared with the three months ended June 27, 2014. The decrease was primarily attributable to a $3.0 million decrease in variable compensation expense based upon lower operating results for the three months ended June 26, 2015 compared with the same period in 2014 and a $1.4 million decrease in stock-based compensation expense.

Selling, general, and administrative expense for the six months ended June 26, 2015 decreased by $8.0 million, or 5%, compared with the three months ended June 27, 2014. The decrease was primarily attributable to a $3.1 million decrease in stock-based compensation expense, a $2.5 million decrease in variable compensation expense based upon lower operating results for the six months ended June 26, 2015 compared with the same period in 2014, a $1.4 million decrease in personnel-related costs, and a $0.9 million decrease in depreciation and amortization expense.

Merger Expenses

During the second quarter of 2015, we recognized $18.5 million of expenses relating to the Merger, primarily consisting of legal and investment banking costs.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets remained relatively flat for the three months and six months ended June 26, 2015, when compared with the same periods in 2014.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Gain on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment gain of $2.7 million and $2.8 million on NQDC Plan assets for the three and six months ended June 26, 2015. We reported a net investment gain of $3.1 million and $4.6 million on NQDC Plan assets for the three and six months ended June 27, 2014. These amounts resulted from the overall market performance of the underlying securities. The investment gains also represent an increase in the future payout to employees and is recorded as Compensation expense — deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense associated with our NQDC Plan obligations is offset by gains from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 15 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other and Realized Gains on Available-For-Sale Securities

Interest income and other, which consists mainly of interest income generated from investments in bonds, money market funds, and investment grade fixed income securities, increased by $0.7 million and $1.3 million for the three and six months ended June 26, 2015, respectively, when compared with the same periods in 2014, primarily due to an increase in higher yielding securities within our investment portfolio during 2015 that generated higher investment income.  In addition, we recognized $1.5 million and $4.0 million in realized gains in the three and six months ended June 26, 2015 due to the sale of available-for-sale securities. The realized gains are recorded as Gain reclassified from other comprehensive income in our consolidated statements of comprehensive income.

Interest Expense

Interest expense, which mainly consists of interest expense incurred in relation to contractual coupon interest payments on our long-term debt, remained relatively flat for the three and six months ended June 26, 2015, when compared with the same periods in the prior year.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory tax rate. Our effective tax rate for the three months ended June 26, 2015 was 17.7% compared with 11.5% for the three months ended June 27, 2014. The increase in our effective tax rate was primarily due to a combination of adverse geographic mix of earnings and the non-deductible portion of merger-related expenses in 2015 compared with the same period in 2014. During the three months ended June 26, 2015, we recognized a net benefit of $4.2 million related to the deductible portion of merger-related expenses. Our effective tax rate for the six months ended June 26, 2015 was 11.7% compared with 11.0% for the six months ended June 27, 2014. The net change in our effective tax rate was primarily due to adverse geographic mix of earnings and the non-deductible portion of merger-related expenses offset by higher one-time tax benefits in 2015 compared with the same period in 2014. During the six months ended June 26, 2015, we recognized one-time benefits of $4.2 million related to the deductible portion of merger-related expenses and $7.1 million related to foreign tax credits earned in excess of a foreign dividend, which were offset by $1.2 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions. During the six months ended June 27, 2014, we reversed $4.0 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic statute of limitations, which was offset by $0.9 million of true-up adjustments resulting from the filing of tax returns in foreign jurisdictions.

As of June 26, 2015, we had total gross unrecognized tax benefits of $362.6 million which, if recognized, would potentially impact our effective tax rate. As of December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $49.5 million and $45.8 million for interest and penalties related to uncertain tax positions as of June 26, 2015 and December 31, 2014, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and other countries. We are awaiting a ruling in litigation with the IRS relating to the treatment of stock-based compensation expense in an inter-company cost-sharing transaction for 2004 through 2007. The IRS is currently examining our 2010 and 2011 tax years. We are or may be subject to examination for 2002 and beyond in California and certain of our foreign jurisdictions. We believe that we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our consolidated operating results or financial condition. Due to the potential resolution of various tax examinations, and the expiration of various statutes of limitations, it may be possible that our gross unrecognized tax benefits may change in the future. However, given the number of years remaining subject to examination and the number of matters being examined, we cannot estimate the full range of potential adjustments to the balance of gross unrecognized tax benefits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of June 26, 2015, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

In October 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018 and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). We may redeem or be required to redeem the Notes, in whole or in part, for cash at the redemption prices described in the indentures. Upon the occurrence of certain events, which constitute a change in control triggering event as defined in the indentures, each holder of the Notes may require us to repurchase for cash all or a portion of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Merger that was announced on June 1, 2015 does not constitute a change in control triggering event that would require us to redeem the Notes.

Our investment portfolio represents investment grade securities and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss.

We currently use cash to fund our operations, cash dividends and capital expenditures. Pursuant to the Merger Agreement with Intel, we are limited in our ability to incur any new indebtedness for borrowed money or issue or sell any new debt securities in the capital markets during the period from the announcement of the Merger on June 1, 2015 through the close of the Merger. Based on past performance and current expectations, we believe that our existing cash, cash equivalents, and investments, together with cash expected to be generated from operations and the Facility, will be sufficient to satisfy our operations including our cash dividends and capital expenditures over the next 12 months.

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of June 26, 2015, we had approximately $1.6 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Share Repurchases and Dividends

We repurchase shares under our stock repurchase program that was announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of June 26, 2015. Since the inception of the stock repurchase program through June 26, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of $5.0 billion.

During the six months ended June 26, 2015, we paid $108.4 million in cash dividends to stockholders, representing $0.36 per common share. On July 20, 2015, our board of directors declared a cash dividend of $0.18 per share for the second quarter of 2015.

Under the terms of the Merger Agreement, we are generally prohibited from repurchasing our common stock or paying dividends on our common stock before the close of the Merger, except for our regular quarterly dividends consistent with past practices and in an amount not to exceed $0.18 per share. In connection with entering into the Merger Agreement, we have suspended our share repurchase program.

Cash Flows

Our cash and cash equivalents balance during the six months ended June 26, 2015 decreased by $573.6 million. The change in cash and cash equivalents was as follows:

	Six Months Ended
(In thousands)	June 26, 2015	June 27, 2014

Net cash provided by operating activities	$225,853	$301,388
Net cash used in investing activities	(637,980)	(36,627)
Net cash used in financing activities	(161,487)	(445,593)
Net decrease in cash and cash equivalents	$(573,614)	$(180,832)

Total cash and cash equivalents accounted for 32% and 43% of total assets at June 26, 2015 and December 31, 2014, respectively. Our total short-term and long-term investments in our investment portfolio were $2.7 billion and $2.1 billion as of June 26, 2015 and December 31, 2014, respectively.

Operating Activities

For the six months ended June 26, 2015, our operating activities provided $225.9 million in cash, primarily attributable to net income of $165.2 million, adjusted for non-cash stock-based compensation expense of $42.2 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $32.9 million, net amortization of investment discount/premium of $5.2 million, net gain on sale of available-for-sale securities of $4.0 million, deferred income tax expense of $1.8 million and amortization of debt discount and debt issuance costs of $1.6 million. The net change in working capital accounts (excluding cash and cash equivalents) was primarily due to a $46.5 million increase in Accounts receivable, net, a $24.3 million increase in Inventories, a $10.0 million increase in Other assets, a $50.8 million increase in Deferred income and allowances on sales to distributors, an $11.0 million increase in Income taxes payable and receivable, net, a $6.7 million decrease in Deferred compensation plan obligations and a $6.6 million increase in Accounts payable and other liabilities.

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

The $46.5 million increase in Accounts receivable, net was primarily attributable to increased gross billings to distributors, partially offset by an increase in earned price concessions which haven't been claimed by the distributors due to higher sales to end customers near the end of the second quarter of 2015 compared with the fourth quarter of 2014. The $50.8 million increase in Deferred income and allowances on sales to distributors was due to gross billings to distributors out-pacing net sales near the end of the second quarter of 2015 compared with the fourth quarter of 2014.

The $24.3 million increase in Inventories was mainly due to timing of inventory receipts and management's efforts to align inventory on hand with current demand forecasts.

The $10.0 million increase in Other assets was primarily due to an increase in prepaid items for business operations and an increase in interest receivable due to the increase in the balance of higher yielding securities in our investment portfolio in the second quarter of 2015 compared with the fourth quarter of 2014.

The $6.6 million increase in Accounts payable and other liabilities was primarily attributable to an increase in trade accounts payable due to timing of payments made, an increase in accrued engineering costs related to our product development activities near the end of the second quarter of 2015 compared with the fourth quarter of 2014, and an increase in accrued legal and investment banking costs incurred in connection with the Merger. These increases were partially offset by a decrease in accrued variable compensation expense in the second quarter of 2015 compared with the fourth quarter of 2014.

The $11.0 million increase in Income taxes payable and receivable, net was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions for tax exposures related to cost sharing and transfer pricing. This increase was partially offset by an increase in prepaid income taxes due to tax payments made in excess of accrued income tax due to timing and foreign tax credits earned in excess of foreign dividends recorded in 2015, which can be carried back to a prior year.

Investing Activities

Cash used in investing activities in the six months ended June 26, 2015 primarily consisted of purchases of available for sale securities of $1.3 billion, purchases of property and equipment of $43.3 million, purchases of intangible assets of $5.3 million and purchases of other investments of $2.0 million. These items were partially offset by the proceeds from sales of available-for-sale securities of $634.8 million, proceeds from the maturity of available-for-sale securities of $69.7 million and sales of deferred compensation plan securities, net of $6.7 million.

Financing Activities

Cash used in financing activities in the six months ended June 26, 2015 primarily consisted of cash dividend payments of $108.4 million, repurchases of common stock of $57.5 million and minimum statutory withholding for vested restricted stock units of $17.1 million. These items were partially offset by proceeds of $18.7 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from employee stock plans of $2.9 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of June 26, 2015, we had approximately $141.5 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

As of June 26, 2015, we had $11.7 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations remaining to be paid in equal quarterly installments through December 2017.

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

As of June 26, 2015, we had total gross unrecognized tax benefits of $362.6 million which, if recognized, would potentially impact our effective tax rate. On December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 26, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENT

On July 20, 2015, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on September 1, 2015 to stockholders of record on August 10, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.7 billion as of June 26, 2015. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate debt securities, and municipal bonds. In accordance with our investment policy, we place investments with high to mid-credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase and decrease in interest rates compared to rates at June 26, 2015 would have affected the fair value of our investment portfolio by approximately $78.6 million and $75.8 million, respectively.

Altera’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Form 10-K for equity price risk and foreign currency risk have not changed materially for the first six months of 2015.

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

The following risk factors reflect material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which included a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect the future. In addition to our other disclosures set forth or incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the following risk factors could also affect our financial condition and results of operations.

There are risks and uncertainties associated with the Merger.

On May 31, 2015, we signed the Merger Agreement, under which a wholly-owned subsidiary of Intel will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into Altera, and Altera will be the surviving corporation in the merger and a wholly-owned subsidiary of Intel. Consummation of the Merger is subject to certain conditions, including (1) the receipt of the necessary approval from Altera stockholders; (2) the expiration or termination of any waiting periods applicable to the consummation of the Merger under applicable antitrust and competition laws; and (3) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Intel’s and Altera’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

•	Various conditions to the closing of the Merger may not be satisfied or waived;

•	Lawsuits have been filed against us challenging the Merger, and an adverse ruling may prevent the Merger from being completed;

•
The Merger may not be consummated, which among other things may cause our share price to decline to the extent that the current price of our common stock reflects an assumption that the Merger will be completed;

•	The failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;

•	Required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause Intel to abandon the Merger;

•	The Merger Agreement may be terminated in circumstances that would require us to pay Intel a termination fee of $500 million or reimburse Intel for its expenses of up to $60 million;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Merger;

•
Disruptions from the Merger, whether or not it is completed, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers; and

•
The Merger Agreement restricts us from engaging in certain actions without Intel's approval, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.

For additional information regarding other risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of June 26, 2015, we had repurchased 217.0 million shares for an aggregate cost of $5.0 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. No shares were purchased during the three-month period ended June 26, 2015.

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

Under the terms of the Merger Agreement, we are generally prohibited from repurchasing our common stock or paying dividends on our common stock before the close of the Merger, except for our regular quarterly dividends consistent with past practices and in an amount not to exceed $0.18 per share. In connection with entering into the Merger Agreement, we have suspended our share repurchase program.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 31, 2015, by and among Intel Corporation, 615 Corporation, and Altera Corporation	Form 8-K	000-16617	6/1/2015

#10.2 +	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2015

#10.9.1 +	Altera Corporation Amendment No. 1 to the Altera Corporation Nonqualified Deferred Compensation Plan, effective as of May 26, 2015

#10.20 +	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 11, 2015

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERA CORPORATION

By:	/s/ RONALD J. PASEK
Ronald J. Pasek
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 31, 2015, by and among Intel Corporation, 615 Corporation, and Altera Corporation	Form 8-K	000-16617	6/1/2015

#10.2 +	Altera Corporation 1987 Employee Stock Purchase Plan, as amended and restated May 11, 2015

#10.9.1 +	Altera Corporation Amendment No. 1 to the Altera Corporation Nonqualified Deferred Compensation Plan, effective as of May 26, 2015

#10.20 +	Altera Corporation 2005 Equity Incentive Plan, as amended and restated May 11, 2015

#31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

#31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

##32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

##32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________
    #Filed herewith
    ##Furnished herewith
+ Management contract or compensatory plan or arrangement.