Form 10-Q
period 2015-09-25
ALTERA CORP
filed 2015-10-22
CIK 768251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of common stock outstanding at October 9, 2015: 302,857,381

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements
ALTERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value amount)	September 25, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,934,850	$2,426,367
Short-term investments	185,762	151,519
Total cash, cash equivalents, and short-term investments	2,120,612	2,577,886
Accounts receivable, net	444,107	377,964
Inventories	159,310	153,387
Deferred income taxes — current	60,210	56,048
Deferred compensation plan — marketable securities	57,781	69,367
Deferred compensation plan — restricted cash equivalents	17,166	14,412
Other current assets	50,718	39,479
Total current assets	2,909,904	3,288,543
Property and equipment, net	208,897	194,840
Long-term investments	2,504,693	1,942,343
Deferred income taxes — non-current	20,725	20,077
Goodwill	81,331	74,341
Acquisition-related intangible assets, net	66,989	72,291
Other assets, net	92,646	81,791
Total assets	$5,885,185	$5,674,226
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,520	$49,140
Accrued liabilities	47,523	28,384
Accrued compensation and related liabilities	74,113	69,837
Deferred compensation plan obligations	74,947	83,779
Deferred income and allowances on sales to distributors	439,504	344,168
Total current liabilities	677,607	575,308
Income taxes payable — non-current	352,433	313,447
Long-term debt	1,493,729	1,492,759
Other non-current liabilities	8,955	6,886
Total liabilities	2,532,724	2,388,400
Commitments and contingencies
(See “Note 12 — Commitments and Contingencies”)
Stockholders' equity:
Common stock: $.001 par value; 1,000,000 shares authorized; outstanding - 302,857 shares at September 25, 2015 and 302,430 shares at December 31, 2014	303	302
Capital in excess of par value	1,227,586	1,165,259
Retained earnings	2,115,487	2,110,620
Accumulated other comprehensive income	9,085	9,645
Total stockholders' equity	3,352,461	3,285,826
Total liabilities and stockholders' equity	$5,885,185	$5,674,226
See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	$399,567	$499,606	$1,249,214	$1,452,216
Cost of sales	133,667	166,019	416,520	480,279
Gross margin	265,900	333,587	832,694	971,937
Research and development expense	100,481	112,078	309,057	310,856
Selling, general, and administrative expense	74,745	77,724	220,262	231,205
Amortization of acquisition-related intangible assets	2,491	2,465	7,382	7,394
Merger expenses	10,421	—	28,879	—
Compensation (benefit)/expense - deferred compensation plan	(4,468)	(487)	(1,709)	4,093
Loss/(gain) on deferred compensation plan securities	4,468	487	1,709	(4,093)
Interest income and other	(9,590)	(4,558)	(24,681)	(18,362)
Gain reclassified from other comprehensive income	(1,644)	(59)	(5,613)	(150)
Interest expense	10,772	10,774	32,039	32,139
Income before income taxes	78,224	135,163	265,369	408,855
Income tax expense	16,706	17,154	38,660	47,328
Net income	61,518	118,009	226,709	361,527

Other comprehensive income/(loss):
Unrealized holding gain/(loss) on investments:
Unrealized holding gain/(loss) on investments arising during period, net of tax of $190, ($6), ($228) and $41	13,058	(4,929)	5,038	22,102
Less: Reclassification adjustments for gain on investments included in net income, net of tax of ($1), $11, $15 and $21	(1,644)	(48)	(5,598)	(129)
Other comprehensive income/(loss)	11,414	(4,977)	(560)	21,973
Comprehensive income	$72,932	$113,032	$226,149	$383,500

Net income per share:
Basic	$0.20	$0.38	$0.75	$1.16
Diluted	$0.20	$0.38	$0.74	$1.15

Shares used in computing per share amounts:
Basic	302,707	308,215	301,950	311,853
Diluted	305,337	310,184	304,421	314,130

Dividends per common share	$0.18	$0.18	$0.54	$0.48

See accompanying notes to consolidated financial statements.

ALTERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 25, 2015	September 26, 2014

Cash Flows from Operating Activities:
Net income	$226,709	$361,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,804	42,426
Amortization of acquisition-related intangible assets	7,382	7,394
Amortization of debt discount and debt issuance costs	2,337	2,337
Stock-based compensation	63,560	70,518
Net gain on sale of available-for-sale securities	(5,613)	(150)
Amortization of investment discount/premium	9,025	1,900
Deferred income tax expense	1,065	3,582
Tax effect of employee stock plans	3,352	7,434
Excess tax benefit from employee stock plans	(3,704)	(4,719)
Changes in assets and liabilities, net of the effects of acquisition:
Accounts receivable, net	(66,143)	76,324
Inventories	(5,923)	(22,458)
Other assets	(5,796)	(3,002)
Accounts payable and other liabilities	9,401	32,581
Deferred income and allowances on sales to distributors	95,336	(90,744)
Income taxes payable and receivable, net	26,202	36,345
Deferred compensation plan obligations	(7,123)	(5,858)
Net cash provided by operating activities	392,871	515,437
Cash Flows from Investing Activities:
Purchases of property and equipment	(52,243)	(34,946)
Sales of deferred compensation plan securities, net	7,123	5,858
Purchases of available-for-sale securities	(1,520,789)	(276,867)
Proceeds from sale of available-for-sale securities	804,163	79,424
Proceeds from maturity of available-for-sale securities	111,439	175,280
Acquisition, net of cash acquired	(4,000)	—
Purchases of intangible assets	(5,359)	(1,269)
Purchases of other investments	(2,000)	(8,224)
Net cash used in investing activities	(661,666)	(60,744)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock through stock plans	19,080	29,871
Shares withheld for employee taxes	(25,052)	(20,852)
Payment of dividends to stockholders	(162,947)	(149,844)
Holdback payment for prior acquisition	—	(3,353)
Long-term debt and credit facility issuance costs	—	(1,321)
Repurchases of common stock	(57,507)	(502,986)
Excess tax benefit from employee stock plans	3,704	4,719
Net cash used in financing activities	(222,722)	(643,766)
Net decrease in cash and cash equivalents	(491,517)	(189,073)
Cash and cash equivalents at beginning of period	2,426,367	2,869,158
Cash and cash equivalents at end of period	$1,934,850	$2,680,085
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

These consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The consolidated operating results for the three months and nine months ended September 25, 2015 are not necessarily indicative of the results to be expected for any future period.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net income or net cash provided by operating activities.

Pending Merger with Intel Corporation

On May 31, 2015, Altera entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel”) and 615 Corporation, a wholly owned subsidiary of Intel (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Altera (the “Merger”), with Altera surviving the Merger as a wholly owned subsidiary of Intel. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares held by (1) Intel, Altera or their respective subsidiaries; or (2) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $54.00, without interest thereon (the “Per Share Amount”). In addition, subject to certain exceptions, unvested option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into corresponding awards of Intel common stock pursuant to an exchange ratio determined based on Intel’s stock price at closing, with generally the same terms and conditions applicable to the original awards.

Altera’s stockholders approved the Merger at a special meeting held on October 6, 2015. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on September 4, 2015, which satisfies the United States regulatory approval requirements for the Merger. On October 14, 2015, the European Commission granted unconditional regulatory clearance of the Merger, which satisfies another condition to close the Merger. The consummation of the Merger is conditioned on the satisfaction of other customary closing conditions, including additional foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. The Merger is currently expected to close within six to nine months of June 1, 2015. The Merger is not conditioned upon Intel’s receipt of financing.

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

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new financial accounting standard on revenue from contracts with customers, Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers-Deferral of Effective Date", which defers the effective date of ASU 2014-09 by one year, for fiscal years and interim periods within those years, beginning after December 15, 2017. The deferral allows early adoption at the original effective date. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This standard update intends to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

Note 3 — Goodwill

Goodwill activity was as follows:

Nine Months Ended
(In thousands)	September 25, 2015
Beginning Balance	$74,341
Addition due to 2015 acquisition	6,990
Ending Balance	$81,331

Goodwill increased $7.0 million during the nine months ended September 25, 2015 as a result of the completion of a license, manufacturing rights, employee transfer, and technology transfer agreement that qualified as a business combination during the third quarter. The net cash consideration for this business combination was $10.0 million, which includes $4.0 million paid in the third quarter of 2015 and $4.0 million and $2.0 million to be paid on January 31, 2016 and January 31, 2017, respectively. The future cash consideration payments are not contingent upon future performance of the acquired entity or future continued employment of the acquired employees. Substantially all of the consideration was allocated to Goodwill and Acquisition-related intangible assets, net. This business combination was not significant to our consolidated results of operations. As of September 25, 2015, we had not yet finalized the purchase price allocation in connection with this acquisition. We do not expect the finalization of the purchase price allocation to have a material effect on our consolidated financial position.

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair value could result in a non-cash impairment charge in the future.

Note 4 — Acquisition-Related Intangible Assets, Net

Acquisition-related intangible assets, net were as follows:

	September 25, 2015
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$70,850	$(17,093)	$53,757	9.3 years
Customer relationships	12,910	(4,916)	7,994	6.8 years
Trade name	3,700	(982)	2,718	8.9 years
Non-competition agreements	700	(700)	—	2.0 years
Other intangible assets	930	(810)	120	1.2 years
Acquisition-related intangible assets, net subject to amortization	89,090	(24,501)	64,589
In-process research & development	2,400	—	2,400
Total acquisition-related intangible assets, net	$91,490	$(24,501)	$66,989

	December 31, 2014
(In thousands)	Gross Assets	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$67,670	$(11,607)	$56,063	9.4 years
Customer relationships	12,910	(3,493)	9,417	6.8 years
Trade name	3,700	(670)	3,030	8.9 years
Non-competition agreements	700	(563)	137	2.0 years
Other intangible assets	930	(786)	144	1.2 years
Acquisition-related intangible assets subject to amortization, net	85,910	(17,119)	68,791
In-process research & development	3,500	—	3,500
Total acquisition-related intangible assets, net	$89,410	$(17,119)	$72,291

In-process research & development ("IPR&D") assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. In 2013, we capitalized IPR&D of $28.1 million related to two acquisitions. Initially, these assets are classified as indefinite-lived intangible assets that are not subject to amortization. IPR&D assets are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. IPR&D assets related to projects that have been completed are transferred to the developed technology intangible asset to begin amortization, while IPR&D assets related to abandoned projects are impaired and expensed to Research and development expense in the consolidated statements of comprehensive income. During the three months ended September 25, 2015, we recorded an impairment charge of $1.1 million on IPR&D assets. The remaining IPR&D project as of September 25, 2015 is expected to be completed in 2016.

Based on the carrying value of Acquisition-related intangible assets, net as of September 25, 2015, the annual amortization expense for Acquisition-related intangible assets, net is expected to be as follows:

Fiscal Year	Amortization Expense
(In thousands)
2015 (remaining three months)	$2,491
2016	9,781
2017	9,606
2018	9,493
2019	9,393
2020 and Thereafter	23,825
Total	$64,589

Note 5 — Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and available-for-sale securities by significant investment category.

	September 25, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$91,530	$—	$—	$91,530	$91,530	$—	$—

Available-for-sale:
Level 1:
Money market funds	1,836,269	—	—	1,836,269	1,836,269	—	—
U.S. treasury securities	950,631	12,176	(58)	962,749	6,801	46,846	909,102
Subtotal	2,786,900	12,176	(58)	2,799,018	1,843,070	46,846	909,102

Level 2:
U.S. agency securities	29,536	20	(16)	29,540	—	5,953	23,587
Non-U.S. government securities	44,217	27	(15)	44,229	—	7,104	37,125
Municipal bonds	4,272	1	(1)	4,272	—	2,001	2,271
Corporate debt securities	1,659,993	2,249	(5,526)	1,656,716	250	123,858	1,532,608
Subtotal	1,738,018	2,297	(5,558)	1,734,757	250	138,916	1,595,591
Total	$4,616,448	$14,473	$(5,616)	$4,625,305	$1,934,850	$185,762	$2,504,693

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities

Cash	$57,505	$—	$—	$57,505	$57,505	$—	$—

Available-for-sale:
Level 1:
Money market funds	2,366,799	—	—	2,366,799	2,366,799	—	—
U.S. treasury securities	1,338,162	12,721	(2,302)	1,348,581	500	38,938	1,309,143
Subtotal	3,704,961	12,721	(2,302)	3,715,380	2,367,299	38,938	1,309,143

Level 2:
U.S. agency securities	21,186	12	(7)	21,191	—	11,748	9,443
Non-U.S. government securities	31,281	2	(17)	31,266	—	19,459	11,807
Municipal bonds	2,000	2	—	2,002	—	1,001	1,001
Corporate debt securities	693,638	362	(1,115)	692,885	1,563	80,373	610,949
Subtotal	748,105	378	(1,139)	747,344	1,563	112,581	633,200
Total	$4,510,571	$13,099	$(3,441)	$4,520,229	$2,426,367	$151,519	$1,942,343

As of September 25, 2015, we had cost method investments of approximately $24.6 million. These investments are included within Other assets, net  on our consolidated balance sheets. The investments are non-marketable equity investments in privately held companies in which we have less than a 20% interest and no significant influence over the investee's operations. We report these investments at cost, except when investments are found to be other-than-temporarily impaired after an impairment review. We did not recognize any impairment losses for 2015 or 2014.

The adjusted cost and estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. and foreign government securities, and U.S. treasury securities) as of September 25, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 25, 2015
(In thousands)	Cost	Estimated Fair Value
Due in one year or less	$192,761	$192,813
Due after one year through five years	2,086,510	2,087,321
Due between six and ten years	409,378	417,372
	$2,688,649	$2,697,506

As of September 25, 2015, we had $1.1 billion in available-for-sale securities in our investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $5.6 million. As of December 31, 2014, we had $1.1 billion in available-for-sale securities in our investment portfolio that were in a continuous unrealized loss position for less than 12 months with a gross unrealized loss of $3.4 million.

We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

Note 6 — Accounts Receivable, Net and Significant Customers

Accounts receivable, net consisted of the following:

(In thousands)	September 25, 2015	December 31, 2014
Gross accounts receivable	$444,607	$380,442
Allowance for doubtful accounts	(500)	(500)
Allowance for sales returns	—	(1,978)
Accounts receivable, net	$444,107	$377,964

We sell our products to original equipment manufacturers ("OEMs") and to electronic components distributors who resell these products to OEMs, or their contract manufacturers. Net sales by customer type and net sales to significant customers were as follows:

	Three Months Ended		Nine Months Ended
(Percentage of Net Sales)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Sales to distributors	81%	74%	79%	73%
Sales to OEMs	19%	26%	21%	27%
	100%	100%	100%	100%

Significant Distributors(1):
Arrow Electronics, Inc. ( “Arrow”)	41%	40%	42%	38%
Macnica, Inc. (“Macnica”)	25%	22%	24%	23%

(1)	Except as presented above, no other distributor accounted for greater than 10% of our net sales for the three months and nine months ended September 25, 2015 or September 26, 2014.

No individual OEM accounted for more than 10% of our net sales for the quarterly or year-to-date periods ended September 25, 2015. One OEM accounted for 11% of our net sales for the year-to-date period ended September 26, 2014. Another OEM accounted for 10% of our net sales for the quarterly period ended September 26, 2014. No other individual OEM accounted for more 10% of our net sales for the quarterly or year-to-date periods ended September 26, 2014.

As of September 25, 2015, accounts receivable from Arrow and Macnica individually accounted for approximately 28% and 55%, respectively, of our total accounts receivable. As of December 31, 2014, accounts receivable from Arrow and Macnica individually accounted for approximately 34% and 47%, respectively, of our total accounts receivable. No other distributor or OEM accounted for more than 10% of our accounts receivable as of September 25, 2015 or December 31, 2014.

Note 7 — Inventories

Inventories consisted of the following:

(In thousands)	September 25, 2015	December 31, 2014
Raw materials	$7,420	$6,826
Work in process	112,446	95,675
Finished goods	39,444	50,886
Total inventories	$159,310	$153,387

Note 8 — Deferred Income and Allowances on Sales to Distributors

Deferred income and allowances on sales to distributors consisted of the following:

(In thousands)	September 25, 2015	December 31, 2014

Deferred revenue on shipment to distributors	$469,722	$369,560
Deferred cost of sales on shipment to distributors	(35,672)	(32,172)
Deferred income on shipment to distributors	434,050	337,388
Other deferred revenue (1)	5,454	6,780
Total	$439,504	$344,168
(1) Principally represents revenue deferred on our maintenance contracts, software and intellectual property licenses.

The Deferred income and allowances on sales to distributors activity was as follows:

	Nine Months Ended
(In thousands)	September 25, 2015	September 26, 2014

Balance at beginning of period	$344,168	$487,746
Deferred revenue recognized upon shipment to distributors	4,735,666	4,421,484
Deferred cost of sales recognized upon shipment to distributors	(219,307)	(212,856)
Revenue recognized upon sell-through to end customers	(801,638)	(852,256)
Cost of sales recognized upon sell-through to end customers	214,067	208,318
Earned distributor price concessions (1)	(3,797,729)	(3,602,558)
Returns	(34,494)	(50,615)
Other	(1,229)	(2,261)
Balance at end of period	$439,504	$397,002

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

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income on our consolidated balance sheets as of September 25, 2015 and December 31, 2014 consisted of accumulated unrealized gain on available-for-sale securities, net of tax. As of September 25, 2015, accumulated unrecognized gain on available-for-sale securities, net of tax, was $9.1 million. As of December 31, 2014, accumulated unrecognized gain on available-for-sale securities, net of tax, was $9.6 million.

Note 10 — Net Income Per Share

A reconciliation of basic and diluted Net income per share is presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Basic:
Net income	$61,518	$118,009	$226,709	$361,527
Basic weighted shares outstanding	302,707	308,215	301,950	311,853
Net income per share	$0.20	$0.38	$0.75	$1.16

Diluted:
Net income	$61,518	$118,009	$226,709	$361,527

Weighted shares outstanding	302,707	308,215	301,950	311,853
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock unit shares	2,630	1,969	2,471	2,277

Diluted weighted shares outstanding	305,337	310,184	304,421	314,130

Net income per share	$0.20	$0.38	$0.74	$1.15

In applying the treasury stock method, we excluded 0.4 million stock option shares and restricted stock unit shares (including performance-based restricted stock unit shares) for the nine months ended September 25, 2015, and 1.3 million and 1.8 million stock option shares and restricted stock unit shares (including performance-based restricted stock unit shares) for the three and nine months ended September 26, 2014, respectively, because their effect was anti-dilutive. No stock option shares or restricted stock unit shares (including performance-based restricted stock unit shares) were excluded for the three months ended September 25, 2015.

Note 11 — Credit Facility and Long-Term Debt

Credit Facility

In 2012, we entered into a 5-year $250 million unsecured revolving credit facility (the "Facility"). Under certain circumstances, upon our request and with the consent of the lenders, the commitments under the Facility may be increased up to an additional $250 million. Borrowings under the Facility will bear interest at a base rate determined in accordance with the Facility, plus an applicable margin based upon the debt rating of our non-credit enhanced, senior unsecured long-term debt. In addition, we are obligated to pay a quarterly commitment fee, payable in arrears, based on the available commitments. This Facility fee varies and is also determined based on our debt rating. The terms of the Facility require compliance with certain financial and non-financial covenants, which we had satisfied as of September 25, 2015. As of September 25, 2015, we had not borrowed any funds under the Facility.

Long-term Debt

The carrying values and associated effective interest rates for our Long-term debt were as follows:

(In thousands, except rates)	Effective Interest Rate	September 25, 2015	December 31, 2014

2013 Senior Notes due November 15, 2018 at 2.50%	2.71%	$598,035	$597,557
2013 Senior Notes due November 15, 2023 at 4.10%	4.29%	395,936	395,559
2012 Senior Notes due May 15, 2017 at 1.75%	1.94%	499,758	499,643
Total long-term debt		$1,493,729	$1,492,759

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

The indentures governing the Notes contain certain covenants that limit our ability to create liens on certain assets to secure debt, to enter into sale and lease-back transactions, and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. As of September 25, 2015, we have satisfied all of our covenants contained in the indentures governing the Notes. Furthermore, we may redeem or be required to redeem the Notes, in whole or in part, for cash at the redemption prices described in the indentures. Upon the occurrence of certain events, which constitute a change in control triggering event as defined in the indentures, each holder of the Notes may require us to repurchase for cash all or a portion of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Merger announcement on June 1, 2015 did not constitute a change in control triggering event that would require us to redeem the Notes.

The direct debt issuance costs associated with the Notes are recorded in Other assets, net in our consolidated balance sheets and are being amortized to Interest expense in our consolidated statements of comprehensive income over the contractual term using the effective interest method.

The carrying values of the Notes are reflected in our consolidated balance sheets as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	September 25, 2015	December 31, 2014	September 25, 2015	December 31, 2014	September 25, 2015	December 31, 2014

Principal amount	$600,000	$600,000	$400,000	$400,000	$500,000	$500,000
Unamortized discount	(1,965)	(2,443)	(4,064)	(4,441)	(242)	(357)
Net carrying value	$598,035	$597,557	$395,936	$395,559	$499,758	$499,643

Interest expense related to the Notes is included in Interest expense in the consolidated statements of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Contractual coupon interest	$9,928	$9,928	$29,482	$29,596
Amortization of debt issuance costs	456	456	1,367	1,367
Amortization of debt discount	323	323	970	970
Total interest expense related to the Notes	$10,707	$10,707	$31,819	$31,933

The other component of Interest expense in our consolidated statements of comprehensive income is interest expense related to bank service fees incurred in connection with our credit facility.

As of September 25, 2015, future principal payments for the Notes were as follows:

Fiscal Year	Payable
(In thousands)
2015 (remaining three months)	$—
2016	—
2017	500,000
2018	600,000
2019	—
2020 and after	400,000
Total	$1,500,000

The Notes are measured at fair value on a quarterly basis for disclosure purposes. Our Notes were classified within Level 1 of the fair value hierarchy and the estimated fair value of the Notes were based on quoted market prices. The estimated fair value of the Notes was as follows:

	2.50% Notes		4.10% Notes		1.75% Notes
(In thousands)	September 25, 2015	December 31, 2014	September 25, 2015	December 31, 2014	September 25, 2015	December 31, 2014

Estimated fair value	$610,692	$606,564	$414,540	$417,480	$502,045	$501,460

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

Purchase Obligations

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 25, 2015, we had approximately $147.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

Operating Leases

We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2020 and beyond. There have been no significant changes to our operating lease obligations since December 31, 2014.

Other Commitments

As of September 25, 2015, we had $10.5 million of outstanding non-cancelable license obligations to providers of electronic design automation software remaining to be paid in equal quarterly installments through December 2017.

Legal Proceedings

In connection with entering into the Merger Agreement, six putative class action lawsuits have been filed by purported Altera stockholders in the Court of Chancery of the State of Delaware against our board of directors, Intel, Merger Sub, and, in some cases, Altera. The actions are captioned Sciabucchi v. Daane et al., Case No. 11108-VCG; Goldstein v. Daane et al., Case No. 11126-VCG; Reinauer v. Altera et al., Case No. 11144-VCG; Braunstein v. Daane et al., Case No. 11146-VGC; Litwin v. Daane et al., Case No. 11160-VCG; and Robinson v. Daane et al., Case No. 11165-VCG. The complaints allege, among other things, that members of our board of directors breached their fiduciary duties to Altera stockholders by agreeing to a transaction that does not adequately reflect Altera’s true value, and that Intel, Merger Sub, and/or Altera aided and abetted the board of directors' breaches of fiduciary duties. The complaints seek to enjoin the Merger or, alternatively, seek rescission of the Merger or an award of rescissory damages after it is completed.  By order dated June 26, 2015, the Court consolidated these actions as In re Altera Corp. Shareholder Litigation, Case No. 11108-VCG.  To date, the plaintiffs in the consolidated action have not filed a consolidated amended complaint or sought to enjoin the Merger.

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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. As part of the proceedings, Altera raised certain affirmative adjustments to its inter-company transactions. The parties filed a series of Joint Status Reports with the court addressing these affirmative adjustments. Altera and the IRS filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013. The parties presented oral arguments on the stock-based compensation cost-sharing issue to the Tax Court on July 24, 2014.
On July 27, 2015, the Tax Court issued an opinion accepting Altera's position and concluded that we are not liable for any tax or interest associated with the stock-based compensation cost-sharing issue. Altera is in the process of evaluating the implications of this opinion with respect to the 2004 through 2007 tax years and all subsequent impacted tax years. The Tax Court opinion will not be complete until the tax computation is finalized and entered into the Tax Court record. The Tax Court has granted the IRS an additional extension of time to submit their tax computation by November 12, 2015. Upon the finalization of the tax computation, the Tax Court opinion will be final, and the IRS will have a 90 day period to appeal. If the IRS appeals, it could take two to three years for the litigation to be resolved. We are currently unable to predict if the IRS will appeal the opinion and the outcome of any such appeal.
Subsequent to the end of its quarter ended September 25, 2015, Altera and the IRS settled all other outstanding issues including affirmative adjustments before the Tax Court based upon a settlement entered into on September 29, 2015. As a result of the settlement of the affirmative adjustments, Altera expects an aggregate favorable impact of $40 to $50 million to net income in the fourth quarter of 2015 due to the reversal of previously established reserves for uncertain tax positions.
Note 13 — Stock-Based Compensation

Stock-based compensation expense included in our consolidated statements of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Cost of sales	$424	$449	$1,271	$1,410
Research and development expense	9,123	9,172	27,737	30,323
Selling, general, and administrative expense	11,670	12,830	34,552	38,785
Pre-tax stock-based compensation expense	21,217	22,451	63,560	70,518
Less: income tax benefit	(5,327)	(5,825)	(17,063)	(18,670)
Net stock-based compensation expense	$15,890	$16,626	$46,497	$51,848

No stock-based compensation was capitalized during any period presented above. As of September 25, 2015, unrecognized stock-based compensation cost related to outstanding unvested stock options, restricted stock units ("RSU"s), performance-based restricted stock units ("PRSU"s) and employee stock purchase plan ("ESPP") shares was approximately $131.0 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years. We apply an expected forfeiture rate when amortizing stock-based compensation expense. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation related to these awards will be different from our expectations.

The assumptions used to estimate the fair value of the ESPP, RSU, and PRSU awards granted under our stock-based compensation plans were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
ESPP Purchase Rights:
Expected term (in years)	—	—	0.8	1.0
Expected stock price volatility	—	—	41.8%	25.5%
Risk-free interest rate	—	—	0.1%	0.1%
Dividend yield	—	—	1.6%	1.9%
Weighted-average estimated fair value	—	—	$12.90	$7.68

RSUs:
Risk-free interest rate	0.8%	0.8%	0.8%	0.7%
Dividend yield	1.5%	2.2%	1.6%	1.9%
Weighted-average estimated fair value	$47.14	$31.24	$42.77	$30.99

PRSUs:
Expected Altera stock price volatility	—	—	30.0%	32.2%
Expected Philadelphia Semiconductor Index stock price volatility	—	—	19.7%	24.3%
Risk-free interest rate	—	—	1.0%	0.9%
Dividend yield	—	—	1.6%	1.9%
Weighted-average estimated fair value per share	—	—	$58.02	$31.18

We granted 187,604, 303,260 and 262,647 market-based PRSUs in 2015, 2014, and 2013, respectively, to senior executives with vesting that is contingent on both the market performance of Altera stock as compared to the Philadelphia Semiconductor Index during a 3-year measurement period and continued service. As of September 25, 2015, the majority of these market-based PRSUs were still outstanding. During the three months ended September 25, 2015, 10,606 market-based PRSUs vested, net of shares withheld for minimum statutory withholding taxes, relating to the 2012 grant based upon the market performance of Altera stock compared to the Philadelphia Semiconductor Index during the 3-year measurement period. For market-based PRSU grants made on May 4, 2015, May 13, 2014, May 5, 2014 and May 6, 2013, the weighted average grant date fair value was $58.02, $31.13, $31.23, and $33.03, respectively.

A summary of activity for our RSUs and PRSUs for the nine months ended September 25, 2015 and information regarding RSUs and PRSUs outstanding and expected to vest as of September 25, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Grant-Date Fair Market Value Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	5,506	$34.00
Grants	1,895	$44.57
Vested	(1,883)	$36.04
Forfeited/Cancelled	(370)	$35.85
Outstanding, September 25, 2015	5,148	$37.01	1.5	$258,808
Vested and expected to vest, September 25, 2015	4,541	$37.01	1.5	$228,291

(1)
Aggregate intrinsic value represents the closing price per share of our stock on September 25, 2015, multiplied by the number of RSUs and market-based PRSUs outstanding or vested and expected to vest as of September 25, 2015.

A summary of stock option activity for the nine months ended September 25, 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 25, 2015 is as follows:

(In thousands, except per share amounts and terms)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2014	2,074	$32.60
Grants	—	$—
Exercises	(359)	$23.60
Forfeited/Cancelled/Expired	(30)	$29.72
Outstanding, September 25, 2015	1,685	$34.57	4.9	$26,453
Exercisable, September 25, 2015	1,504	$34.73	4.7	$23,369
Vested and expected to vest, September 25, 2015	1,676	$34.58	4.9	$26,293

(1)
For those stock options with an exercise price below the closing price per share on September 25, 2015, aggregate intrinsic value represents the difference between the exercise price and the closing price per share of our common stock on September 25, 2015, multiplied by the number of stock options outstanding, exercisable, or vested and expected to vest as of September 25, 2015.

For the three and nine months ended September 25, 2015, 15,200 and 0.4 million of non-qualified stock option shares were exercised, respectively. The total intrinsic value of stock options exercised for the three and nine months ended September 25, 2015 was $0.3 million and $7.1 million, respectively. The aggregate intrinsic value represents the difference between the exercise price and the selling price received by option holders upon the exercise of stock options during the period. The total consideration recorded as a result of stock option exercises during the three and nine months ended September 25, 2015 was $0.4 million and $8.5 million, respectively.

As of September 25, 2015, our 2005 Equity Incentive Plan had a total of 24.7 million shares reserved for future issuance, of which 17.2 million shares were available for future grants.

ESPP

We sold 386,613 shares of common stock under the ESPP at a price of $27.41 during the nine months ended September 25, 2015 and 376,031 shares of common stock under the ESPP at a price of $27.61 during the nine months ended September 26, 2014. As of September 25, 2015, 4.0 million shares were available for future issuance under the ESPP.

Note 14 — Stockholders’ Equity

We repurchase shares under our stock repurchase program announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There were 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of September 25, 2015. Since the inception of the stock repurchase program through September 25, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of 5.0 billion. Under the terms of the Merger Agreement, we are generally prohibited from repurchasing our common stock. As a result, in connection with entering into the Merger Agreement, we have suspended our share repurchase program.

During the nine months ended September 25, 2015, we repurchased 1.6 million shares of our common stock for a total of $57.5 million under our stock repurchase program at an average price per share of $34.95. During the nine months ended September 26, 2014, we repurchased 14.8 million shares of our common stock for a total of $503.0 million under our stock repurchase program at an average price per share of $34.09. All shares were retired upon acquisition and have been recorded as a reduction of Common stock, Capital in excess of par value and Retained earnings, as applicable.

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
On January 31, 2013, the IRS conceded one of the adjustments at issue in the litigation for the 2004 through 2007 tax years. The conceded adjustment related to certain inter-company services transactions. The concession only impacted our 2007 tax year. As a result of this concession, we recognized a tax and interest benefit of $6.8 million in 2013 due to the release of certain tax reserves. As part of the proceedings, Altera raised certain affirmative adjustments to its inter-company transactions. The parties filed a series of Joint Status Reports with the court addressing these affirmative adjustments. Altera and the IRS filed cross motions for partial summary judgment on the largest adjustment still at issue, which is related to the treatment of stock-based compensation in an inter-company cost-sharing transaction. As part of the partial motion for summary judgment process, both sides filed briefs on May 28, 2013, July 25, 2013 and September 9, 2013. The parties presented oral arguments on the stock-based compensation cost-sharing issue to the Tax Court on July 24, 2014.

On July 27, 2015, the Tax Court issued an opinion accepting Altera's position and concluded that we are not liable for any tax or interest associated with the stock-based compensation cost-sharing issue. Altera is in the process of evaluating the implications of this opinion with respect to the 2004 through 2007 tax years and all subsequent impacted tax years. The Tax Court opinion will not be complete until the tax computation is finalized and entered into the Tax Court record. The Tax Court has granted the IRS an additional extension of time to submit their tax computation by November 12, 2015. Upon the finalization of the tax computation, the Tax Court opinion will be final, and the IRS will have a 90 day period to appeal. If the IRS appeals, it could take two to three years for the litigation to be resolved. We are currently unable to predict if the IRS will appeal the opinion and the outcome of any such appeal.

Subsequent to the end of its quarter ended September 25, 2015, Altera and the IRS settled all other outstanding issues including affirmative adjustments before the Tax Court based upon a settlement entered into on September 29, 2015. As a result of the settlement of the affirmative adjustments, Altera expects an aggregate favorable impact of $40 to $50 million to net income in the fourth quarter of 2015 due to the reversal of previously established reserves for uncertain tax positions.

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

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory rate. Our effective tax rate for the three months ended September 25, 2015 was 21.4% compared with 12.7% for the three months ended September 26, 2014. The increase in our effective tax rate was primarily due to adverse geographic mix of earnings caused by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate offset by higher one-time benefits in 2015 compared with the same period in 2014. During the three months ended September 25, 2015, we recognized a net benefit of $2.3 million related to the deductible portion of Merger-related expenses. In addition, we reversed $2.6 million of liabilities and related interest for uncertain tax positions upon the expiration of foreign statutes of limitations, and we recognized a net benefit of $1.1 million of true-up adjustments resulting from the filing of tax returns in domestic and foreign jurisdictions. During the three months ended September 26, 2014, we reversed $2.9 million of liabilities and related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitations.

Our effective tax rate for the nine months ended September 25, 2015 was 14.6% compared with 11.6% for the nine months ended September 26, 2014. The net change in our effective tax rate was primarily due to adverse geographic mix of earnings caused by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate offset by higher one-time tax benefits in 2015 compared with the same period in 2014. During the nine months ended September 25,

2015, we recognized one-time benefits of $7.1 million related to foreign tax credits earned in excess of a foreign dividend and $6.5 million related to the deductible portion of merger-related expenses. In addition, we reversed $2.6 million of liabilities and related interest for uncertain tax positions upon expiration of foreign statutes of limitation. During the nine months ended September 26, 2014, we reversed $6.9 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic and foreign statutes of limitations.

As of September 25, 2015, we had total gross unrecognized tax benefits of $378.9 million which, if recognized, would potentially impact our effective tax rate. As of December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $51.1 million and $45.8 million for interest and penalties related to uncertain tax positions as of September 25, 2015 and December 31, 2014, respectively.

Note 16 — Non-Qualified Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Our Retirement Plans Committee administers the NQDC Plan. As of September 25, 2015, there were 128 participants in the NQDC Plan who self-direct their investments, subject to certain limitations. In the event we become insolvent, the NQDC Plan assets are subject to the claims of our general creditors. Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan, and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. NQDC Plan participants are prohibited from investing NQDC Plan contributions in Altera common stock. The balance of the NQDC Plan assets and related obligations was $74.9 million and $83.8 million as of September 25, 2015 and December 31, 2014, respectively.

Investment income or loss from the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. The investment loss/(gain) also represents a decrease/(increase) in the future payout to participants and is recorded as Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of comprehensive income. Compensation (benefit)/expense associated with our NQDC Plan obligations is offset by the loss/(gain) from the related securities. The net effect of investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances.

The following tables summarize the fair value of our NQDC Plan assets by significant investment category:

(In thousands)	September 25, 2015	December 31, 2014

Deferred compensation plan assets: (1)

Level 1:
Restricted cash equivalents	$17,166	$14,412
Equity securities	25,843	33,521
Mutual funds	30,073	33,764
Subtotal	73,082	81,697

Level 2:
Fixed income securities	1,865	2,082
Total	$74,947	$83,779

(1) Included in Deferred compensation plan—marketable securities and Deferred compensation plan—restricted cash equivalents in the accompanying consolidated balance sheets as of September 25, 2015 and December 31, 2014.

Note 17 — Subsequent Events

Declaration of Dividend Subsequent to September 25, 2015

On October 19, 2015, our board of directors declared a cash dividend of $0.18 per common share payable on December 1, 2015 to stockholders of record on November 10, 2015.

Tax Litigation

This information is included in Note 12 — Commitments and Contingencies and Note 15 — Income Taxes to our consolidated financial statements.

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

RESULTS OF OPERATIONS

Pending Merger with Intel Corporation

On May 31, 2015, Altera entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel”) and 615 Corporation, a wholly owned subsidiary of Intel (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Altera (the “Merger”), with Altera surviving the Merger as a wholly owned subsidiary of Intel. At the effective time of the Merger, each share of common stock issued and outstanding immediately prior to the effective time (other than shares held by (1) Intel, Altera or their respective subsidiaries; or (2) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $54.00, without interest thereon (the “Per Share Amount”). In addition, subject to certain exceptions, unvested option awards, restricted stock unit awards and performance-based restricted stock unit awards will be converted into corresponding awards of Intel common stock pursuant to an exchange ratio determined based on Intel’s stock price at closing, with generally the same terms and conditions applicable to the original awards.

Altera’s stockholders approved the Merger at a special meeting held on October 6, 2015. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on September 4, 2015, which satisfies the United States regulatory approval requirements for the Merger. On October 14, 2015, the European Commission granted unconditional regulatory clearance of the Merger, which satisfies another condition to close the Merger. The consummation of the Merger is conditioned on the satisfaction of other customary closing conditions, including additional foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. The Merger is currently expected to close within six to nine months of June 1, 2015. The Merger is not conditioned upon Intel’s receipt of financing.

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

Results of Operations Overview

	Three Months Ended			Nine Months Ended
(In thousands, except share and per share data)	September 25, 2015	June 26, 2015	Change	September 25, 2015	September 26, 2014	Change
Net sales	$399,567	$414,162	$(14,595)	$1,249,214	$1,452,216	$(203,002)
Gross margin	$265,900	$287,572	$(21,672)	$832,694	$971,937	$(139,243)
Operating margin (1)	$77,762	$86,331	$(8,569)	$267,114	$422,482	$(155,368)

Operating cash flows	$167,018	$89,220	$77,798	$392,871	$515,437	$(122,566)
Total cash, cash equivalents and investments	$4,625,305	4,523,028	$102,277	$4,625,305	4,558,974	$66,331

Diluted shares	305,337	304,604	733	304,421	314,130	(9,709)
Diluted net income per share	$0.20	$0.23	$(0.03)	$0.74	$1.15	$(0.41)

Dividends per common share	$0.18	$0.18	$—	$0.54	$0.48	$0.06

(1)
We define operating margin as gross margin less research and development expense, selling, general and administrative expense, amortization of acquisition-related intangible assets, and merger expenses. This presentation differs from income from operations as defined by United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"), as it excludes the effect of compensation (benefit)/expense associated with our deferred compensation plan obligations presented in Compensation (benefit)/expense — deferred compensation plan in our consolidated statements of comprehensive income.

Our third quarter 2015 net sales of $399.6 million decreased 4% from the second quarter of 2015 primarily due to reduced demand in our Industrial Automation, Military & Automotive and Other vertical markets. These net sales declines were more pronounced in our Industrial Automation, Broadcast, and Consumer sub-vertical markets. This sequential decrease in net sales was partially offset by an increase in net sales in our Telecom & Wireless vertical market as wireless equipment demand improved from the prior quarter. The sequential decrease in net sales was also partially offset by an increase in net sales in our Networking, Computer & Storage vertical market as we experienced growth in the Computer and Storage sub-vertical market. Net sales decreased 31% and 11% sequentially in our Mainstream and Mature and Other product categories, respectively, which was primarily attributable to a net sales decrease in our 60/65 nm product family. This sequential decrease in net sales was partially offset by an increase in net sales in our New product category, which was primarily attributable to a net sales increase in our 28 nm product family. Net sales decreased in all of our geographies except EMEA, which slightly increased in the third quarter of 2015 compared with the second quarter of 2015. Our gross margin percentage decreased from 69.4% in the second quarter of 2015 to 66.5% for the third quarter of 2015, due to an unfavorable mix across certain vertical markets and an unfavorable mix within certain vertical markets.

We continue to generate strong operating cash flows, with $167.0 million in cash flows from operations for the third quarter of 2015. We ended the quarter with $4.6 billion in cash, cash equivalents and investments. During the third quarter of 2015, we returned cash to stockholders by paying a $54.5 million cash dividend. On October 19, 2015, our board of directors declared a cash dividend of $0.18 per share for the third quarter of 2015.

Results of operations expressed as a percentage of net sales were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	33.5%	33.2%	33.3%	33.1%
Gross margin	66.5%	66.8%	66.7%	66.9%
Research and development expense	25.1%	22.4%	24.7%	21.4%
Selling, general, and administrative expense	18.7%	15.6%	17.6%	15.9%
Amortization of acquisition-related intangible assets	0.6%	0.5%	0.6%	0.5%
Merger expenses	2.6%	0.0%	2.3%	0.0%
Compensation (benefit)/expense - deferred compensation plan	(1.1)%	(0.1)%	(0.1)%	0.3%
Loss/(gain) on deferred compensation plan securities	1.1%	0.1%	0.1%	(0.3)%
Interest income and other	(2.4)%	(0.9)%	(2.0)%	(1.3)%
Gain reclassified from other comprehensive income	(0.4)%	0.0%	(0.4)%	0.0%
Interest expense	2.7%	2.2%	2.6%	2.2%
Income tax expense	4.2%	3.4%	3.1%	3.3%
Net income	15.4%	23.6%	18.1%	24.9%

Net sales for the third quarter of 2015 decreased by 20% from the third quarter of 2014. Net sales decreased year over year in all of our vertical markets except for Networking, Computer & Storage, which remained relatively flat in the third quarter of 2015 compared with the same period in 2014. The majority of the year over year decrease in net sales was due to reduced demand in our Telecom & Wireless vertical market, particularly in the Wireless sub-vertical market. Net sales decreased in the third quarter of 2015 compared with the same period in 2014 in all of our product categories. Within our New Products category, the year over year decrease in net sales was primarily due to a decrease in net sales in our 40 nm product family. Net sales decreased in all geographies in the third quarter of 2015 compared with the same period in 2014.

Our net sales for the nine months ended September 25, 2015 decreased by 14% from the nine months ended September 26, 2014. Net sales decreased in our Telecom & Wireless vertical market, particularly in the Wireless sub-vertical market, partially offset by a slight increase in net sales in our Networking, Computer & Storage and Other vertical markets. Year-to-date net sales in our Industrial Automation, Military & Automotive vertical market were relatively flat in 2015 compared to the same period in 2014. Net sales decreased in the nine months ended September 25, 2015 compared with the same period in 2014 in all of our product categories as net sales decreases in our 40 nm product family were partially offset by an increase in net sales in our 28 nm product family. Net sales decreased in the nine months ended September 25, 2015 compared with the same period in 2014 in all geographies.

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

Net sales by product category were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

New	62%	56%	53%	(12)%	12%	58%	53%	(5)%
Mainstream	16%	21%	23%	(37)%	(31)%	19%	22%	(23)%
Mature and Other	22%	23%	24%	(23)%	(11)%	23%	25%	(25)%
Net Sales	100%	100%	100%	(20)%	(4)%	100%	100%	(14)%

Sales by Vertical Market

The following vertical market data is derived from data that is provided to us by our distributors and end customers. With a broad base of customers, that in some cases manufacture end products spanning multiple market segments, the assignment of net sales to a vertical market requires the use of estimates, judgment and extrapolation. As such, actual results may differ from those reported.

Net sales by vertical market were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

Telecom & Wireless	35%	45%	31%	(37)%	11%	36%	46%	(32)%
Industrial Automation, Military & Automotive	24%	21%	27%	(6)%	(14)%	25%	21%	(1)%
Networking, Computer & Storage	21%	16%	18%	1%	11%	18%	15%	2%
Other	20%	18%	24%	(12)%	(20)%	21%	18%	2%
Net Sales	100%	100%	100%	(20)%	(4)%	100%	100%	(14)%

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

Net sales of FPGAs, CPLDs, and Other Products were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

FPGA	84%	85%	83%	(21)%	(2)%	84%	84%	(14)%
CPLD	9%	8%	11%	(5)%	(20)%	9%	8%	(1)%
Other Products	7%	7%	6%	(22)%	7%	7%	8%	(23)%
Net Sales	100%	100%	100%	(20)%	(4)%	100%	100%	(14)%

Sales by Geography

The following table is based on the geographic location of the original equipment manufacturers or the distributors who purchased our products. The geographic location of distributors may be different from the geographic location of the ultimate end users.

Net sales by geography were as follows:

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

Americas	17%	16%	20%	(15)%	(14)%	18%	16%	(2)%
Asia Pacific	43%	42%	41%	(19)%	(1)%	43%	43%	(13)%
EMEA	29%	29%	27%	(19)%	4%	28%	27%	(14)%
Japan	11%	13%	12%	(33)%	(13)%	11%	14%	(31)%
Net Sales	100%	100%	100%	(20)%	(4)%	100%	100%	(14)%

Price Concessions and Product Returns from Distributors

We sell the majority of our products to distributors worldwide at a list price. However, distributors resell our products to end customers at a very broad range of individually negotiated prices based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Under these circumstances, we remit back to the distributor a portion of its original purchase price after the resale transaction is completed and we validate the distributor's resale information, including end customer, device, quantity and price, against the distributor price concession that we have approved in advance. To receive price concessions, distributors must submit the price concession claims to us for approval within 60 days of the resale of the product to an end customer. Primarily because of the uncertainty related to the final price, we defer revenue recognition on sales to distributors until our products are sold from the distributor to the end customer, which is when our price is fixed or determinable. Accordingly, these pricing uncertainties impact our results of operations, liquidity and capital resources. Average aggregate price concessions typically range from 70% to 85% of our list price on an annual basis, depending upon the composition of our sales, volume and factors associated with timing of shipments to distributors or payment of the price concession. Total price concessions earned by distributors were $3.8 billion and $3.6 billion for the nine months ended September 25, 2015 and September 26, 2014, respectively.

Our distributors have certain rights under our contracts to return defective, overstocked, obsolete or discontinued products. Our stock rotation program generally allows distributors to return unsold product to Altera, subject to certain contract limits, based on a percentage of sales occurring over various periods prior to the stock rotation. Products resold by the distributor to end customers are no longer eligible for return, unless specifically authorized by us. In addition, we generally warrant our products against defects in material, workmanship and non-conformance to our specifications. Returns from distributors totaled $34.5 million and $50.6 million for the nine months ended September 25, 2015 and September 26, 2014, respectively.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 25, 2015	September 26, 2014	June 26, 2015	September 25, 2015	September 26, 2014

Gross Margin Percentage	66.5%	66.8%	69.4%	66.7%	66.9%

Gross margin rates are heavily influenced by both vertical market mix, customer pricing, and material cost improvements. While these variables will continue to fluctuate on a cyclical basis, our gross margin target over the next two to three years is between 67% and 70%. We believe that this gross margin target will enable us to achieve our desired balance between growth and profitability. Our gross margin percentage for the three months ended September 25, 2015 decreased by 0.3 points compared with the same period of 2014. The decrease is primarily attributable to an unfavorable mix across certain vertical markets and an unfavorable customer mix within certain vertical markets compared with the same period in 2014. Our gross margin percentage for the nine months ended September 25, 2015 decreased by 0.2 points compared with the same period of 2014. The decrease is primarily attributable to a slightly unfavorable mix within certain vertical markets compared with the same period in 2014.

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

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

Research and Development Expense	$100.5	$112.1	$105.3	(10)%	(5)%	$309.1	$310.9	(1)%
Percentage of Net Sales	25.1%	22.4%	25.4%			24.7%	21.4%

Research and development expense for the three months ended September 25, 2015 decreased by $11.6 million, or 10%, compared with the three months ended September 26, 2014. The decrease was primarily attributable to a $5.1 million decrease in external materials and services costs incurred in connection with our product development activities, a $3.6 million decrease in personnel-related costs, and a $3.1 million decrease in variable compensation expense based upon lower operating results for the three months ended September 25, 2015 compared with the same period in 2014. These decreases were partially offset by a $0.9 million increase in depreciation and amortization expense.

Research and development expense for the nine months ended September 25, 2015 decreased by $1.8 million, or 1%, compared with the nine months ended September 26, 2014. The decrease was primarily attributable to a $7.2 million decrease in variable compensation expense based upon lower operating results for the nine months ended September 25, 2015 compared with the same period in 2014, a $2.6 million decrease in stock-based compensation expense, a $1.7 million decrease in personnel-related costs, and a $0.8 million decrease in license costs in connection with our product development activities. These decreases were partially offset by a $10.1 million increase in external materials and services costs incurred in connection with our product development activities, and a $1.0 million increase in depreciation and amortization expense.

Selling, General, and Administrative Expense

Selling, general, and administrative expense includes costs for compensation and benefits related to sales, marketing, and administrative employees, commissions and incentives, depreciation, legal, advertising, facilities and travel expenses.

	Three Months Ended			Year- Over- Year Change	Sequential Change	Nine Months Ended		Year- Over- Year Change
(In millions)	September 25, 2015	September 26, 2014	June 26, 2015			September 25, 2015	September 26, 2014

Selling, General and Administrative Expense	$74.7	$77.7	$75.0	(4)%	0%	$220.3	$231.2	(5)%
Percentage of Net Sales	18.7%	15.6%	18.1%			17.6%	15.9%

Selling, general, and administrative expense for the three months ended September 25, 2015 decreased by $3.0 million, or 4%, compared with the three months ended September 26, 2014. The decrease was primarily attributable to a $1.6 million decrease in variable compensation expense based upon lower operating results for the three months ended September 25, 2015 compared with the same period in 2014, a $1.4 million decrease in personnel-related costs, and a $1.2 million decrease in stock-based compensation expense. These decreases were partially offset by a $2.0 million increase in consulting and other outside service expenses.

Selling, general, and administrative expense for the nine months ended September 25, 2015 decreased by $10.9 million, or 5%, compared with the nine months ended September 26, 2014. The decrease was primarily attributable to a $4.2 million decrease in stock-based compensation expense, a $4.0 million decrease in variable compensation expense based upon lower operating results for the nine months ended September 25, 2015 compared with the same period in 2014, a $2.9 million decrease in personnel-related costs, a $1.3 million decrease in general office expenses, and a $0.9 million decrease in depreciation and amortization expense. These decreases were partially offset by a $2.8 million increase in consulting and other outside service expenses.

Merger Expenses

Merger expenses in the three and nine months ended September 25, 2015 were $10.4 million and $28.9 million, respectively, consisting primarily of employee related costs, legal expenses, and investment banking fees associated with the Merger.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets remained relatively flat for the three and nine months ended September 25, 2015, compared with the same periods in 2014.

Deferred Compensation Plan

We allow our U.S.-based officers and director-level employees to defer a portion of their compensation under the Altera Corporation Non-Qualified Deferred Compensation Plan (the “NQDC Plan”). Since the inception of the NQDC Plan, we have not made any contributions to the NQDC Plan and we have no commitments to do so in the future. There are no NQDC Plan provisions that provide for any guarantees or minimum return on investments. Investment income or loss earned by the NQDC Plan is recorded as Loss/(gain) on deferred compensation plan securities in our consolidated statements of comprehensive income. We reported a net investment loss of $4.5 million and $1.7 million on NQDC Plan assets for the three and nine months ended September 25, 2015. We reported a net investment loss of $0.5 million and a net investment gain of $4.1 million on NQDC Plan assets for the three and nine months ended September 26, 2014, respectively. These amounts resulted from the overall market performance of the underlying securities. The investment (gain)/loss also represents an (increase)/decrease in the future payout to employees and is recorded as Compensation (benefit)/expense - deferred compensation plan in our consolidated statements of comprehensive income. The compensation expense/(benefit) associated with our NQDC Plan obligations is offset by (gain)/loss from the related securities. The net effect of the investment income or loss and related compensation expense or benefit has no impact on our income before income taxes, net income or cash balances. See Note 16 - Non-Qualified Deferred Compensation Plan to our consolidated financial statements for a detailed discussion of the NQDC Plan.

Interest Income and Other and Realized Gains on Available-For-Sale Securities

Interest income and other, which consists mainly of interest income generated from investments in bonds, money market funds, and investment grade fixed income securities, increased by $5.0 million and $6.3 million for the three and nine months ended September 25, 2015, respectively, when compared with the same periods in 2014, primarily due to an increase in higher yielding securities within our investment portfolio during 2015 that generated higher investment income.  In addition, we recognized $1.6 million and $5.6 million in realized gains in the three and nine months ended September 25, 2015 due to the sale of available-for-sale securities. The realized gains were recorded as Gain reclassified from other comprehensive income in our consolidated statements of comprehensive income.

Interest Expense

Interest expense, which mainly consists of interest expense incurred in relation to contractual coupon interest payments on our long-term debt, remained relatively flat for the three and nine months ended September 25, 2015, when compared with the same periods in the prior year.

Income Tax Expense

Our effective tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates substantially below the U.S. statutory tax rate. Our effective tax rate for the three months ended September 25, 2015 was 21.4% compared with 12.7% for the three months ended September 26, 2014. The increase in our effective tax rate was primarily due to adverse geographic mix of earnings caused by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate offset by higher one-time benefits in 2015 compared with the same period in 2014. During the three months ended September 25, 2015, we recognized a net benefit of $2.3 million related to the deductible portion of Merger-related expenses. In addition, we reversed $2.6 million of liabilities and related interest for uncertain tax positions upon the expiration of a foreign statute of limitations, and we recognized a net benefit of $1.1 million of true-up adjustments resulting from the filing of tax returns in domestic and foreign jurisdictions. During the three months ended September 26, 2014, we reversed $2.9 million of liabilities and related interest for uncertain tax positions upon the expiration of foreign and domestic statutes of limitations.

Our effective tax rate for the nine months ended September 25, 2015 was 14.6% compared with 11.6% for the nine months ended September 26, 2014. The net change in our effective tax rate was primarily due to adverse geographic mix of earnings caused by the change in proportionately lower earnings in foreign jurisdictions taxed at rates below the U.S. statutory tax rate offset by higher one-time tax benefits in 2015 compared with the same period in 2014. During the nine months ended September 25, 2015, we recognized one-time benefits of $7.1 million related to foreign tax credits earned in excess of a foreign dividend and $6.5 million related to the deductible portion of Merger-related expenses. In addition, we reversed $2.6 million of liabilities and related interest for uncertain tax positions upon the expiration of a foreign statute of limitations. During the nine months ended September 26, 2014, we reversed $6.9 million of liabilities and the related interest for uncertain tax positions upon the expiration of a domestic and foreign statutes of limitations.

As of September 25, 2015, we had total gross unrecognized tax benefits of $378.9 million which, if recognized, would potentially impact our effective tax rate. As of December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million. We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

We recognize interest and penalties related to uncertain tax positions in our income tax provision. We have accrued approximately $51.1 million and $45.8 million for interest and penalties related to uncertain tax positions as of September 25, 2015 and December 31, 2014, respectively.

We file federal, state and foreign income tax returns in many jurisdictions in the U.S. and other countries. In relation to our ongoing tax litigation for tax years 2004 through 2007, on July 27, 2015, the Tax Court issued an opinion accepting Altera's position and concluded that we are not liable for any tax or interest associated with the stock-based compensation cost-sharing issue. Altera is in the process of evaluating the implications of this opinion with respect to the 2004 through 2007 tax years and all subsequent impacted tax years. The Tax Court opinion will not be complete until the tax computation is finalized and entered into the Tax Court record. The Tax Court has granted the IRS an additional extension of time to submit their tax computation by November 12, 2015. Upon the finalization of the tax computation, the Tax Court opinion will be final, and the IRS will have a 90 day period to appeal. If the IRS appeals, it could take two to three years for the litigation to be resolved. We are currently unable to predict if the IRS will appeal the opinion and the outcome of any such appeal.

Subsequent to the end of its quarter ended September 25, 2015, Altera and the IRS settled all other outstanding issues including affirmative adjustments before the Tax Court based upon a settlement entered into on September 29, 2015. As a result of the settlement of the affirmative adjustments, Altera expects an aggregate favorable impact of $40 to $50 million to net income in the fourth quarter of 2015 due to the reversal of previously established reserves for uncertain tax positions.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and capital resources primarily from our cash flows from operations. We continue to generate strong positive operating cash flows. In June 2012, we entered into a credit agreement that provides for a $250 million unsecured revolving line of credit (the "Facility"), which is scheduled to mature in June 2017. As of September 25, 2015, we had no borrowings under the Facility. As such, the $250 million available under the Facility represents a source of liquidity.

In October 2013, we issued $600 million aggregate principal amount of 2.5% senior notes (the "2.50% Notes") and $400 million aggregate principal amount of 4.10% senior notes (the "4.10% Notes") that will mature on November 15, 2018 and November 15, 2023, respectively, for stock repurchases and general corporate purposes (collectively the "2013 Notes"). In May 2012, we issued $500 million aggregate principal amount of 1.75% senior notes (the "1.75% Notes") that will mature on May 15, 2017 to repay our former credit facility (the "2012 Notes"). We may redeem or be required to redeem the Notes, in whole or in part, for cash at the redemption prices described in the indentures. Upon the occurrence of certain events, which constitute a change in control triggering event as defined in the indentures, each holder of the Notes may require us to repurchase for cash all or a portion of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Merger announcement on June 1, 2015 did not constitute a change in control triggering event that would require us to redeem the Notes.

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

We earn a significant amount of our operating income outside of the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions. For at least the next 12 months, we have sufficient cash in the U.S. and we expect domestic cash flow to sustain our operating activities and our expected use of cash for quarterly dividends. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under the current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. As of September 25, 2015, we had approximately $1.8 billion of cash and cash equivalents and short-term investments held by our non-U.S. subsidiaries. We believe our U.S. sources of cash and liquidity, including external sources of financing, are sufficient to meet our business needs in the U.S. without repatriating aggregate unremitted earnings of our foreign subsidiaries.

Share Repurchases and Dividends

We repurchase shares under our stock repurchase program that was announced on July 15, 1996, which has no specified expiration. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. There are 233.0 million shares authorized for repurchase with approximately 16.0 million shares remaining for further repurchases under our stock repurchase program as of September 25, 2015. Since the inception of the stock repurchase program through September 25, 2015, we have repurchased a total of 217.0 million shares of our common stock for an aggregate cost of $5.0 billion.

During the nine months ended September 25, 2015, we paid $162.9 million in cash dividends to stockholders, representing $0.54 per common share. On October 19, 2015, our board of directors declared a cash dividend of $0.18 per share for the second quarter of 2015.

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

Cash Flows

Our cash and cash equivalents balance during the nine months ended September 25, 2015 decreased by $491.5 million. The change in cash and cash equivalents was as follows:

	Nine Months Ended
(In thousands)	September 25, 2015	September 26, 2014

Net cash provided by operating activities	$392,871	$515,437
Net cash used in investing activities	(661,666)	(60,744)
Net cash used in financing activities	(222,722)	(643,766)
Net decrease in cash and cash equivalents	$(491,517)	$(189,073)

Total cash and cash equivalents accounted for 33% and 43% of total assets at September 25, 2015 and December 31, 2014, respectively. Our total short-term and long-term investments in our investment portfolio were $2.7 billion and $2.1 billion as of September 25, 2015 and December 31, 2014, respectively.

Operating Activities

For the nine months ended September 25, 2015, our operating activities provided $392.9 million in cash, primarily attributable to net income of $226.7 million, adjusted for non-cash stock-based compensation expense of $63.2 million (net of related tax effects), depreciation and amortization (including amortization of acquisition-related intangible assets) of $50.2 million, net amortization of investment discount/premium of $9.0 million, net gain on sale of available-for-sale securities of $5.6 million, deferred income tax expense of $1.1 million and amortization of debt discount and debt issuance costs of $2.3 million. The net change in working capital accounts (excluding cash and cash equivalents and effects of acquisition) was primarily due to a $66.1 million increase in Accounts receivable, net, a $5.9 million increase in Inventories, a $5.8 million increase in Other assets, a $95.3 million increase in Deferred income and allowances on sales to distributors, an $26.2 million increase in Income taxes payable and receivable, net, a $7.1 million decrease in Deferred compensation plan obligations and a $9.4 million increase in Accounts payable and other liabilities.

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

The $66.1 million increase in Accounts receivable, net was primarily attributable to increased gross billings to distributors, partially offset by an increase in earned price concessions which haven't been claimed by the distributors due to higher sales to end customers near the end of the third quarter of 2015 compared with the fourth quarter of 2014. The $95.3 million increase in Deferred income and allowances on sales to distributors was due to gross billings to distributors out-pacing net sales near the end of the third quarter of 2015 compared with the fourth quarter of 2014.

The $5.9 million increase in Inventories was mainly due to timing of inventory receipts and management's efforts to align inventory on hand with current demand forecasts.

The $5.8 million increase in Other assets was primarily due to an increase in prepaid items for business operations and an increase in interest receivable due to the increase in the balance of higher yielding securities in our investment portfolio in the third quarter of 2015 compared with the fourth quarter of 2014.

The $9.4 million increase in Accounts payable and other liabilities was primarily attributable to an increase in accrued interest payable for our senior notes in the third quarter of 2015, an increase in accrued engineering costs related to our product development activities near the end of the third quarter of 2015 compared with the fourth quarter of 2014, an increase in accrued payroll and Employee Stock Purchase Plan withholdings due to the difference in timing between expense recognition and cash remittance, an increase in accrued legal and employee related costs incurred in connection with the Merger, and various other accrued items as a result of timing. These increases were partially offset by a decrease in accrued variable compensation expense in the third quarter of 2015 compared with the fourth quarter of 2014 and a decrease in trade accounts payable due to timing of payments made.

The $26.2 million increase in Income taxes payable and receivable, net was primarily related to higher tax liabilities in the U.S. and certain foreign jurisdictions for tax exposures related to cost sharing and transfer pricing. This increase was partially offset by an increase in prepaid income taxes due to tax payments made in excess of accrued income tax due to timing and foreign tax credits earned in excess of foreign dividends recorded in 2015, which can be carried back to a prior year.

Investing Activities

Cash used in investing activities in the nine months ended September 25, 2015 primarily consisted of purchases of available for sale securities of $1.5 billion, purchases of property and equipment of $52.2 million, purchases of intangible assets of $5.4 million and purchases of other investments of $2.0 million. These items were partially offset by the proceeds from sales of available-for-sale securities of $804.2 million, proceeds from the maturity of available-for-sale securities of $111.4 million and sales of deferred compensation plan securities, net of $7.1 million.

Financing Activities

Cash used in financing activities in the nine months ended September 25, 2015 primarily consisted of cash dividend payments of $162.9 million, repurchases of common stock of $57.5 million and minimum statutory withholding for vested restricted stock units of $25.1 million. These items were partially offset by proceeds of $19.1 million from the issuance of common stock to employees through our employee stock plans and an excess tax benefit from employee stock plans of $3.7 million.

CONTRACTUAL OBLIGATIONS

We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order these materials and services from these subcontractors well in advance, and we are obligated to pay for the materials and services once they are completed. As of September 25, 2015, we had approximately $147.2 million of outstanding purchase commitments to such subcontractors. We expect to receive and pay for these materials and services over the next twelve months.

As of September 25, 2015, we had $10.5 million of non-cancelable license obligations to providers of electronic design automation software and maintenance obligations remaining to be paid in equal quarterly installments through December 2017.

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

As of September 25, 2015, we had total gross unrecognized tax benefits of $378.9 million which, if recognized, would potentially impact our effective tax rate. As of December 31, 2014, we had total gross unrecognized tax benefits of $341.1 million.

We are unable to make a reasonable estimate as to if and when cash settlements with the relevant taxing authorities may occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 25, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

SUBSEQUENT EVENTS

Declaration of Dividend Subsequent to September 25, 2015

On October 19, 2015, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on December 1, 2015 to stockholders of record on November 10, 2015.

Tax Litigation

This information is included in Note 12 — Commitments and Contingencies and Note 15 — Income Taxes to our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The information contained in Note 2 - Recent Accounting Pronouncements to our consolidated financial statements in Part I, Item 1 is incorporated by reference into this Part I, Item 2.

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to marketable securities in our investment portfolio, which consists of fixed income securities with a fair value of approximately $2.7 billion as of September 25, 2015. Our primary aim with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. Our investment portfolio includes U.S. and foreign government and agency securities, corporate debt securities, and municipal bonds. In accordance with our investment policy, we place investments with high to mid-credit quality issuers and limit the amount of credit exposure to any one issuer. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis-point (one percentage point) increase and decrease in interest rates compared to rates at September 25, 2015 would have affected the fair value of our investment portfolio by approximately $76.5 million and $73.6 million, respectively.

Altera’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Form 10-K for equity price risk and foreign currency risk have not changed materially for the first nine months of 2015.

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

On May 31, 2015, we signed the Merger Agreement, under which a wholly-owned subsidiary of Intel will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into Altera, and Altera will be the surviving corporation in the Merger and a wholly-owned subsidiary of Intel. Consummation of the Merger is subject to certain conditions, including (1) the expiration or termination of any waiting periods applicable to the consummation of the Merger under applicable antitrust and competition laws; and (2) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Intel’s and Altera’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (1) subject to specific standards, the accuracy of the representations and warranties of the other party; and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. Additionally, if the Merger is not completed, we may suffer a number of consequences that could adversely affect our business, results of operations, and stock price. There are numerous risks related to the Merger, including the following:

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

2(c) Issuer Purchases of Equity Securities

We have an ongoing authorization from our board of directors to repurchase up to 233.0 million shares of our common stock. As of September 25, 2015, we had repurchased 217.0 million shares for an aggregate cost of $5.0 billion. No existing repurchase plans or programs have expired, nor have we decided to terminate any repurchase plans or programs prior to expiration. No shares were purchased during the three-month period ended September 25, 2015.

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